Form 10-Q
period 2012-06-30
Eurocan Holdings Ltd.
filed 2012-08-15
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file # 333-177918

EUROCAN HOLDINGS LTD.

(Exact Name of Registrant as Specified in its Charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification number)

1 Union Square West, Suite 610, New York, NY	10003
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number: (212) 419-4924

Securities registered under Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 par value

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the Issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐ No ☒

As of August 14, 2012 the registrant had 12,710,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2012 $ (unaudited)	December 31, 2011 $ (audited)

ASSETS

Current Assets

Cash	14,945	2,738
Accounts receivable	340	665
Prepaid expenses and other current assets	–	2,800

Total Current Assets	15,285	6,203

Other Assets
Security Deposit	3,075	–

Total Assets	18,360	6,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	40,070	39,941
Accrued liabilities	8,799	16,514
Deferred revenue	–	1,200
Due to related party (Note 4)	–	4,610
Notes payable (Note 3)	135,000	80,000

Total Liabilities	183,869	142,265

Contingencies and Commitment	–	–

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–
Common Stock, 900,000,000 shares authorized, par value $0.0001; 12,710,000 and 12,710,000 shares issued and outstanding, respectively	1,271	1,271

Additional Paid-In Capital	46,711	46,711

Deficit	(213,491)	(184,044)

Total Stockholders’ Deficit	(165,509)	(136,062)

Total Liabilities and Stockholders’ Deficit	18,360	6,203

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	25,605	4,090	43,475	41,969

Cost of sales	400	707	1,446	789

Selling, general and administrative	42,993	10,476	64,829	51,825

Loss from Operations	(17,788)	(7,093)	(22,800)	(10,645)

Other Expenses
Interest and bank charges	(3,232)	–	(6,647)	(2,890)

Total Other Expenses	(3,232)	–	(6,647)	(2,890)

Net Loss	(21,020)	(7,093)	(29,447)	(13,535)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	12,710,000	12,710,000	12,710,000	12,710,000

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Six Months Ended June 30, 2012 $ (unaudited)	For the Six Months Ended June 30, 2011 $ (unaudited)

Operating Activities

Net loss for the period	(29,447)	(13,535)

Changes in operating assets and liabilities:
Accounts receivable	325	3,680
Prepaid expenses and other current assets	2,800	–
Security deposits	(3,075)	–
Deferred revenue	(1,200)	(24,494)
Accounts payable and accrued liabilities	(7,586)	12,793

Net Cash Used In Operating Activities	(38,183)	(21,556)

Financing Activities
Proceeds from notes payable	55,000	–
Principal payments on related party debt	(4,610)	–

Net Cash Provided By Financing Activities	50,390	–

Increase (decrease) in Cash	12,207	(21,556)

Cash - Beginning of Period	2,738	36,258

Cash - End of Period	14,945	14,702

Supplemental Disclosures:

Interest paid	5,877	2,890
Income taxes paid	750	–

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

June 30, 2012

(Expressed in U.S. dollars)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of the Registrant have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Registrant’s audited 2011 annual financial statements and notes thereto. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the registrant’s 2011 annual financial statements have been omitted.

2.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the registrant has incurred losses of $213,491. In addition, the registrant generated negative cash flows from operations during the six months ended June 30, 2012. These factors, among others, raise substantial doubt about the registrant’s ability to continue as a going concern for a reasonable period of time.

If necessary, the registrant will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the registrant be unable to continue as a going concern.

3.	Notes Payable

During the six month period ended June 30, 2012, the registrant received advances totaling $55,000 and issued promissory notes to a non-related party. The notes bear interest at 5%, are unsecured, and are due on demand.

4.	Related Party Transactions

During the six months ended June 30, 2012, a director of the registrant received $4,865 as compensation for management services provided to the registrant.

During the six months ended June 30, 2012, the registrant made payments of $4,610 on a note owed to the President of the registrant. As of June 30, 2012, the balance of this note has been reduced to $0.

Item 2.	Management's Discussion and Analysis or Plan of Operations

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors.

Our Plan of Operation

We are an online marketing and media solutions firm specializing in digital interactive media. We utilize state-of-the-art digital interactive media technology to efficiently develop quantifiable and comprehensive advertising and marketing campaigns. By utilizing digital interactive media such as the internet, mobile communications, and digital interactive signage, our management believes that we can implement highly targeted campaigns to a local and global market quickly and cost effectively.

Our cash flows from operations and our available capital are not presently sufficient to sustain our current level of operations for the next 12 months. Furthermore, we anticipate that a minimum of $500,000 will be required to expand the breadth and scope of our business and implement our sales and marketing strategy. We plan to obtain the financing needed to sustain our current operations and expand our business from a combination of capital sources and means, including debt and equity financings. Any future financing through equity investments will likely be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

There is no assurance that we will be able to obtain needed financing on terms satisfactory to us, or at all, and we do not have any arrangements in place for any future financing. Our ability to obtain financing may be impaired by such factors as the capital markets, both generally and specifically in the advertising industry, and the fact that we have not generally been profitable, which could impact the availability or cost of future financings. If the amount of capital we are able to raise from financing activities together with our revenue from operations is not sufficient to satisfy our capital needs, we may be required to curtail, suspend or discontinue some or all of our operations, and investors could lose some or all of their investment. We have no plans, arrangements or contingencies in place in the event that we suspend or discontinue operations.

Our business plan calls for the hiring of one full-time mobile communications expert who will be strictly devoted to mobile communications marketing, and one full-time managed hosting specialist to oversee our managed hosting service. We do not otherwise expect any significant increase in the number of our employees. We intend to engage independent contractors on an “as needed” basis for the remainder of our personnel requirements, including sales and marketing, media content production and technical consulting. Except for certain capital lease purchases of equipment and systems for our managed hosting service, our management does not anticipate engaging in any research or development or purchasing any significant amount of equipment. Our ability to engage such personnel or to purchase any such equipment will be dependent upon our ability to raise additional financing as discussed above, of which there can be no assurance.

Results of Operations

We have suffered recurring losses and net cash outflows from operations since inception. When our cash flows from operations have been insufficient, our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2011. If we cannot continue as a going concern, then our investors may lose all of their investment.

Three Months Ended June 30, 2012 Compared to the Three Months Ended June 30, 2011

Revenue for the three months ended June 30, 2012, increased to $25,605 from $4,090 for the three months ended June 30, 2011. The increase in revenue can be directly attributed to an increase in contracts completed. During the three month period ended June 30, 2012, we completed two contracts resulting in revenue of $21,650. As of June 30, 2012, we have three contracts in process for which we expect to receive $40,450 in revenue. We have one new contract that commenced after June 30, 2012, for which we have received a deposit of $1,250.

Operating expenses for the three months ended June 30, 2012 increased to $42,993 compared to $10,476 for the three months ended June 30, 2011. This increase is primarily due to an increase in professional fees, general and administrative expenses and rent. The increase in professional fees during the period was due to an increase in legal and accounting fees related to this offering. The increase in general and administrative expense was a result of an increase in utilities, travel, entertainment and office expenses. We experienced a net loss of $21,020 during the three months ended June 30, 2012, as compared to a net loss of $7,093 for the three months ended June 30, 2011.

Six Months Ended June 30, 2012 Compared to the Six Months Ended June 30, 2011

Revenue for the six months ended June 30, 2012, increased to $43,475 from $41,969 for the six months ended June 30, 2011. The increase in revenue can be directly attributed to an increase in contracts completed. During the six month period ended 2012, we completed three contracts resulting in revenue of $23,300. As of June 30, 2012, we have three contracts in process for which we expect to receive $40,450 in revenue. We have one new contract that commenced after June 30, 2012, for which we have received a deposit of $1,250.

Operating expenses for the six months ended June 30, 2012 increased to $64,829 compared to $51,825 for the six months ended June 30, 2011. This increase is primarily due to an increase in professional fees, general and administrative expenses and rent. The increase in general and administrative expense was a result of an increase in utilities, travel, entertainment and office expenses. The increase in professional fees during the period was due to legal and accounting costs associated with this offering. We experienced a net loss of $29,447 during the six months ended June 30, 2012, as compared to a net loss of $13,535 for the six months ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2012, our total assets were $18,360 comprised of $14,945 in cash, $340 in accounts receivable and a security deposit of $3,075. This is an increase in total assets from $6,203 as of December 31, 2011. Our working capital deficit as of June 30, 2012 was $168,584, compared to a working capital deficit of $136,062 as of December 31, 2011.

Our increase in cash and liquidity is attributable to debt financing of $55,000 obtained by the registrant during the six month period ended June 30, 2012.

During the six months ended June 30, 2012, we used $38,183 of cash for operating activities compared to $21,556 for the six months ended June 30, 2011.

Our cash flows from operations and our available capital are not presently sufficient to sustain our current level of operations for the next 12 months. Furthermore, we will require a minimum of $500,000 to expand and market our business. We plan to improve our cash position by focusing on increasing sales, improving profitability and equity financings.

Critical Accounting Policies

Revenue Recognition

Revenue consists of web designing, web hosting, and maintenance services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is delivered, and collectability is reasonably assured. The registrant regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on an estimate of losses on customer receivable balances.

Revenues from fixed-price contracts are recognized using the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred and the final product is delivered to the customer according to specifications. Revenues from time-and-material contracts are recognized as the work is performed.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the registrant’s management concluded, as of the end of the period covered by this report, that the registrant’s disclosure controls and procedures were not effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2012, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II. Other Information

Item 1.	Legal Proceedings

No director, person nominated to become a director, executive officer, promoter or control person of our company has, during the last ten years: (i) been convicted in or is currently subject to a pending a criminal proceeding (excluding traffic violations and other minor offenses); (ii) been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to any federal or state securities or banking or commodities laws including, without limitation, in any way limiting involvement in any business activity, or finding any violation with respect to such law, nor (iii) any bankruptcy petition been filed by or against the business of which such person was an executive officer or a general partner, whether at the time of the bankruptcy or for the two years prior thereto.

Item 1A.	Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

The registrant did not sell any securities during the six month period ended June 30, 2012.

Item 3.	Default Upon Senior Notes

Not applicable.

Item 5.	Other Information

None.

Item 6.	Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document
101.SCH*	XBRL Schema Document
101.CAL*	XBRL Calculation Linkbase Document
101.DEF*	XBRL Definition Linkbase Document
101.LAB*	XBRL Label Linkbase Document
101.PRE*	XBRL Presentation Linkbase Document

* Pursuant to Rule 405(a)(2) of Regulation S-T, the Company will furnish the XBRL Interactive Data Files with detailed footnote tagging as Exhibit 101 in an amendment to this Form 10-Q within the permitted 30-day grace period for the first quarterly period in which detailed footnote tagging is required after the filing date of this Form 10-Q.

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROCAN HOLDINGS LTD.

Date: August 15, 2012	By: /s/ Michael Williams
Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

