Form 10-Q
period 2012-09-30
Eurocan Holdings Ltd.
filed 2012-11-13
CIK 1534708

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

Yes ☐ No ☒

As of November 13, 2012 the registrant had 12,710,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2012 $ (unaudited)	December 31, 2011 $ (audited)

ASSETS

Current Assets

Cash	7,789	2,738
Accounts receivable	2,230	665
Prepaid expenses and other current assets	–	2,800

Total Current Assets	10,019	6,203

Other Assets
Security Deposit	3,075	–

Total Assets	13,094	6,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	38,975	39,941
Accrued liabilities	3,005	16,514
Deferred revenue	–	1,200
Due to related party (Note 4)	–	4,610
Notes payable (Note 3)	155,000	80,000

Total Liabilities	196,980	142,265

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–
Common Stock, 900,000,000 shares authorized, par value $0.0001; 12,710,000 and 12,710,000 shares issued and outstanding, respectively	1,271	1,271

Additional Paid-In Capital	46,711	46,711

Deficit	(231,868)	(184,044)

Total Stockholders’ Deficit	(183,886)	(136,062)

Total Liabilities and Stockholders’ Deficit	13,094	6,203

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2012	2011	2012	2011
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	37,921	14,633	81,396	56,602

Cost of sales	5,763	640	7,209	1,429

Selling, general and administrative	47,421	17,515	112,561	69,340

Loss from Operations	(15,263)	(3,522)	(38,374)	(14,167)

Other Expenses
Interest and bank charges	(3,114)	(1,130)	(9,450)	(4,020)

Total Other Expenses	(3,114)	(1,130)	(9,450)	(4,020)

Net Loss	(18,377)	(4,652)	(47,824)	(18,187)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	12,710,000	12,710,000	12,710,000	12,710,000

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Nine Months Ended September 30, 2012 $ (unaudited)	For the Nine Months Ended September 30, 2011 $ (unaudited)

Operating Activities

Net loss for the period	(47,824)	(18,187)

Changes in operating assets and liabilities:
Accounts receivable	(1,565)	6,180
Prepaid expenses and other current assets	2,800	–
Security deposits	(3,075)	–
Deferred revenue	(1,200)	(25,194)
Accounts payable and accrued liabilities	(14,475)	16,398

Net Cash Used In Operating Activities	(65,339)	(20,803)

Financing Activities
Principal payments on related party debt	(4,610)	–
Proceeds from notes payable	75,000	–

Net Cash Provided By Financing Activities	70,390	–

Increase (decrease) in Cash	5,051	(20,803)

Cash - Beginning of Period	2,738	36,258

Cash - End of Period	7,789	15,455

Supplemental Disclosures:

Income taxes paid	1,796	–
Interest paid	9,019	4,020

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

September30, 2012

(Expressed in U.S. dollars)

1.                Basis of Presentation

The accompanying unaudited interim financial statements of Eurocan Holdings Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2011 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in the Company’s 2011 annual financial statements have been omitted.

2.                Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $231,868. In addition, the Company generated negative cash flows from operations during the year ended December 31, 2011 and during the nine months ended September 30, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

If necessary, the Company will pursue additional equity and/or debt financing while managing cash flows from operations in an effort to provide funds to meet its obligations on a timely basis and to support future business development.

The consolidated financial statements do not contain any adjustments to reflect the possible future effects on the classification of assets or the amounts and classification of liabilities that may result should the Company be unable to continue as a going concern.

3.              Notes Payable

During the nine months ended September 30, 2012 the Company received advances totaling $75,000 and issued promissory notes to a non-related party. The notes bear interest at 5%, are unsecured, and are due on demand.

4.              Related Party Transactions

During the nine months ended September 30, 2012, a director of the Company received $11,965 as compensation for management services provided to the Company.

During the nine months ended September 30, 2012, the registrant made payments of $4,610 on a note owed to the President of the registrant. As of September 30, 2012, the balance of this note has been reduced to $0.

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

Three Months Ended September 30, 2012 Compared to the Three Months Ended September 30, 2011

Revenue for the three months ended September 30, 2012 increased to $37,921 from $14,633 for the three months ended September 30, 2011. The increase in revenue can be directly attributed to an increase in contracts completed. During the three month period ended September 30, 2012, we completed two contracts resulting in revenue of $21,650. As of September 30, 2012, we have three contracts in process for which we expect to receive $40,450 in revenue. We have one new contract that commenced after September 30, 2012, for which we have received a deposit of $1,250. The increase in cost of sales was due to the need to hire contractors to do specialized programming work on the additional work load.

Operating expenses for the three months ended September 30, 2012 increased to $47,421 compared to $17,515 for the three months ended September 30, 2011. This increase is primarily due to an increase in professional fees, general and administrative expenses and rent. The increase in professional fees during the period was due to an increase in legal and accounting fees. The increase in general and administrative expense was a result of an increase in utilities, travel, entertainment and office expenses. We experienced a net loss of $18,377 during the three months ended September 30, 2012, as compared to a net loss of $4,652 for the three months ended September 30, 2011.

Nine Months Ended September 30, 2012 Compared to the Nine Months Ended September 30, 2011

Revenue for the nine months ended September 30, 2012, increased to $81,396 from $56,602 for the nine months ended September 30, 2011. The increase in revenue can be directly attributed to an increase in contracts completed. During the nine month period ended 2012, we completed three contracts resulting in revenue of $23,300. As of September 30, 2012, we have three contracts in process for which we expect to receive $40,450 in revenue. We have one new contract that commenced after September 30, 2012, for which we have received a deposit of $1,250.

Operating expenses for the nine months ended September 30, 2012 increased to $112,561 compared to $69,340 for the nine months ended September 30, 2011. This increase is primarily due to an increase in professional fees, general and administrative expenses and rent. The increase in general and administrative expense was a result of an increase in utilities, travel, entertainment and office expenses. The increase in professional fees during the period was due to legal and accounting costs associated with this offering. We experienced a net loss of $47,824 during the nine months ended September 30, 2012, as compared to a net loss of $18,187 for the nine months ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2012, our total assets were $13,094 comprised of $7,789 in cash, $2,230 in accounts receivable and a security deposit of $3,075. This is an increase in total assets from $6,203 as of December 31, 2011. Our working capital deficit as of September 30, 2012 was $186,961, compared to a working capital deficit of $136,062 as of December 31, 2011.

Our increase in cash and liquidity is attributable to debt financing of $75,000 obtained by the registrant during the nine month period ended September 30, 2012.

During the nine months ended September 30, 2012, we used $65,339 of cash for operating activities compared to $20,803 for the nine months ended September 30, 2011.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended September 30, 2012, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, the Company has not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

Insufficient Documentation of Review Procedures. We employ policies and procedures for reconciliation of the financial statements and note disclosures, however, these processes are not appropriately documented.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2012, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registrant did not sell any securities during the nine month period ended September 30, 2012.

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROCAN HOLDINGS LTD.

Date: November 13, 2012	By: /s/ Michael Williams Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

