Form 10-K
period 2012-12-31
Eurocan Holdings Ltd.
filed 2013-03-22
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______________ to _____________

Commission file # 333-177918

EUROCAN HOLDINGS INC.

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company in Rule 12b-2 of the Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of June 29, 2012 was $67,000.

As of March 20, 2013 the Registrant had 12,710,000 shares of its Common Stock outstanding.

FORWARD LOOKING STATEMENTS

Certain statements made in this Annual Report are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of the Company to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements made in this Report are based on current expectations that involve numerous risks and uncertainties. The Company’s plans and objectives are based, in part, on assumptions involving the growth and expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes that its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance that the forward-looking statements made in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements made in this Annual Report, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

As used in this annual report, the terms “we”, “us”, “our”, “Company” and "Eurocan" means Eurocan Holdings Ltd., unless otherwise indicated.

PART I

Item 1. Business.

Overview

Eurocan Holdings, Ltd. is an online marketing and media solutions firm specializing in digital interactive media. Digital interactive media refers to products and services on digital computer-based systems that respond to the user’s actions by presenting content such as text, graphics, animation, video and audio, and includes the internet, social media, mobile communications and digital interactive signage.

We use digital interactive media to efficiently carry out highly targeted advertising and marketing campaigns with, what our management believes to be, greater efficiency and more quantifiable results than traditional marketing strategies. Traditional marketing refers to marketing campaigns carried out in the form of outdoor (i.e. billboards and posters), TV commercials, radio commercials, trade show presence, and direct mail advertising. Digital campaigns eliminate the costs related to campaign setup, execution, and measurement regardless of how many channels are included in a campaign. Our management believes that marketing campaigns utilizing digital interactive media provide greater value to our clients through reduced print advertising costs (i.e. brochures and flyers) and media space buys (i.e. print ads) than traditional methods. Our management is also of the view that digital campaigns provide results that are more determinate in that the amount of clicks, opens, page views, coupon redemption can be observed instantaneously, yielding a more immediate measure of ROI than traditional media.

Jumpstart Our Business Startups Act

•	In April 2012, the Jumpstart Our Business Startups Act ("JOBS Act") was enacted into law. The JOBS Act provides, among other things:

•	Exemptions for “emerging growth companies” from certain financial disclosure and governance requirements

•	Amendments to certain provisions of the federal securities laws to simplify the sale of securities and increase the threshold number of record holders required to trigger the reporting requirements of the Exchange Act, as amended;

•	Relaxation of the general solicitation and general advertising prohibition for Rule 506 offerings;

•	Adoption of a new exemption for public offerings of securities in amounts not exceeding $50 million; and

•	Exemption from registration by a non-reporting company of offers and sales of securities of up to $1,000,000 that comply with rules to be adopted by the SEC pursuant to Section 4(6) of the Securities Act and exemption of such sales from state law registration, documentation or offering requirements.

Application to Eurocan

In general, under the JOBS Act a company is an “emerging growth company” if its initial public offering ("IPO") of common equity securities was effected after December 8, 2011 and such company had less than $1 billion of total annual gross revenues during its last completed fiscal year. A company will no longer qualify as an “emerging growth company” after the earliest of:

(a)	the completion of the fiscal year in which the company has total annual gross revenues of $1 billion or more;

(b)	the completion of the fiscal year of the fifth anniversary of the company's IPO;

(c)	the company's issuance of more than $1 billion in nonconvertible debt in the prior three-year period; or

(d)	the company becoming a "larger accelerated filer" as defined under the Exchange Act, as amended.

Exemptions Available

The JOBS Act provides additional new guidelines and exemptions for non-reporting companies and for non-public offerings. Those exemptions that impact Eurocan are discussed below.

Financial Disclosure. The financial disclosure in a registration statement filed by an “emerging growth company” pursuant to the Securities Act, will differ from registration statements filed by other companies as follows:

(a)	audited financial statements required for only two fiscal years;

(b)	selected financial data required for only the fiscal years that were audited;

(c)	executive compensation only needs to be presented in the limited format now required for “smaller reporting companies”.

As we are a “smaller reporting company”, we are already provided with the above exemptions under Regulation S-K.

The JOBS Act also exempts our independent registered public accounting firm from having to comply with any rules adopted by the Public Company Accounting Oversight Board ("PCAOB") after the date of the JOBS Act's enactment, except as otherwise required by SEC rule.

The JOBS Act further exempts an “emerging growth company” from any requirement adopted by the PCAOB for mandatory rotation of our accounting firm or for a supplemental auditor report about the audit.

Internal Control Attestation. The JOBS Act also provides an exemption from the requirement of the Company's independent registered public accounting firm to file a report on the Company's internal control over financial reporting, although management of the Company is still required to file its report on the adequacy of the Company's internal control over financial reporting.

Section 102(a) of the JOBS Act exempts “emerging growth companies” from the requirements in Sections 14A(a) and (b) of the Exchange Act for companies with a class of securities registered under the Exchange Act, to hold shareholder votes for executive compensation and golden parachutes.

Other Items of the JOBS Act. The JOBS Act also provides that an “emerging growth company” can communicate with potential investors that are qualified institutional buyers or institutions that are accredited to determine interest in a contemplated offering either prior to or after the date of filing the respective registration statement. The JOBS Act also permits research reports by a broker or dealer about an “emerging growth company” regardless of whether such report provides sufficient information for an investment decision. In addition the JOBS Act precludes the SEC and FINRA from adopting certain restrictive rules or regulations regarding brokers, dealers and potential investors, communications with management and distribution of a research reports on the “emerging growth company’s” IPOs.

Section 106 of the JOBS Act permits “emerging growth companies” to submit registration statements under the Securities Act, as amended, on a confidential basis provided that the registration statement and all amendments thereto are publicly filed at least 21 days before the issuer conducts any road show. This is intended to allow “emerging growth companies” to explore the IPO option without disclosing to the market the fact that it is seeking to go public or disclosing the information contained in its registration statement until the company is ready to conduct a roadshow.

Election to Opt Out of Transition Period. Section 102(b)(1) of the JOBS Act exempts “emerging growth companies” from being required to comply with new or revised financial accounting standards until private companies (that is, those that have not had a Securities Act, as amended, registration statement declared effective or do not have a class of securities registered under the Exchange Act, as amended) are required to comply with the new or revised financial accounting standard.

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any such election to opt out is irrevocable. Eurocan has elected not to opt out of the transition period.

Corporate History

Eurocan was incorporated in the State of Nevada on February 11, 2004, for the purpose of engaging in internet marketing and promotion. On August 31, 2006, we acquired all the issued and outstanding shares of Michael Williams Web Design Inc. of New York, NY (“MWW”). At the time of the acquisition, MWW had been providing web development and internet services to various clients in New York City for a period of seven years. The acquisition of MWW resulted in a change in control of Eurocan Holdings, Ltd., with Michael Williams, the sole stockholder of MWW at the time acquiring 7.5 million shares of our common stock and majority control of Eurocan. MWW is our only subsidiary.

All of our marketing products and services are currently provided through MWW, which is also our sole source of revenue. MWW’s website is located on the internet at http://mwonlinemarketing.com. The information contained on MWW’s website is not incorporated in, and does not form a part of, this annual report.

The address for our head office is 1 Union Square West, Suite 610, New York, NY 10003. Our telephone number is (212) 419-4924. Our facsimile number is (866) 602-2458.

Description of Our Services

Eurocan develops digital interactive media and advertising campaigns designed to increase sales and reinforce market presence for our clients. Our management believes that targeted digital interactive media can deliver more measurable results for our clients than traditional media, at a lower cost to us due to more focused targeted offerings to consumers and, often, due to less competition from traditional advertisers. The use of highly targeted media also enables us to use market research to more efficiently capitalize on consumer preferences.

We strategically utilize what we determine, on a case-by-case basis, to be the most effective combination of platforms (e.g. email, websites, social media, audio and video) for our clients. We use a “360 degree” approach to our campaigns by zeroing in on a target group likely to be receptive to a specific message and surrounding it from every angle, using a variety of media to touch customers at different points along the decision-to-buy pathway.

Typically, we begin any campaign with defining the client and brand message. Next, we determine how to best adopt cross-platform methods to maximize impact and impressions. We then implement our advertising campaigns through a combination of digital and traditional advertising platforms such as, online banner ads, pay-per-click advertising, video, and advertising through online social marketing (Facebook, Twitter, etc). Finally, we conduct a post-campaign analysis of the campaign’s effectiveness. We track the impressions of all digital media as well as identify the results from traditional advertising, and generate a marketing effectiveness report detailing the projected return on investment and next steps for the client. This enables us to make further adjustments as required.

Our digital interactive media services currently include e-mail blasts to targeted databases, advertising on specialized web sites and key internet web pages combined with social media and the development of innovative audio and video products. A comprehensive mix of digital media advertising for one of our campaigns would typically include:

•	online advertisements;
•	blog creation and management;
•	mobile distribution, such as mobile messaging, text messages and short messaging service;
•	online publication outreach, such as articles placed on targeted industry websites
•	new media press portals;
•	podcasts;
•	social network and media content creation and management, such as Facebook and Twitter;
•	viral marketing campaigns, such as YouTube;
•	webcasts; and
•	website development and optimization.

While our core marketing solutions involve the development and rollout of digital interactive media campaigns, our comprehensive approach includes the incorporation of traditional advertising methods into the digital mix, where appropriate, to fully engage the target markets. This may include print materials (e.g. print ads, brochures, direct mail), printed media advertising placement (also known as “media buys”) and television and radio broadcast ads. Our traditional advertising and marketing methods typically include:

•	campaign design and creation;
•	direct response advertising and marketing, such as direct mail, DirecTV;
•	traditional media buying activities for promotion, such as television, radio and newspapers;
•	promotional programs, such as coupons; and
•	events outreach, such as sponsorships and participation at events with attendees from the target market.

In addition to our strategic planning functions, we implement processes, protocols and delivery systems leveraging state-of-the-art digital interactive media technology, such as the internet, mobile communications, and digital interactive signage, to develop targeted, effective, quantifiable, cost-effective and comprehensive campaigns that can be efficiently delivered to local and regional markets.

We are concentrating our efforts on certain vertical market segments in order to specialize in solutions that are designed to meet a specific industry's advertising needs. Our management believes that by targeting such vertical markets sharing common needs, we will be able to position Eurocan in a market niche that will foster growth, improve stability and secure market share. We are initially focusing on information-intensive vertical market segments that are looking to change their approach to advertising from traditional methods and into measurable digital media.

Income Streams

Our revenue is derived from fees for services rendered to our clients based upon the hourly billing rates of our employees or agents. These hourly billing rates differ depending on the service provided. All projects are estimated in full based on hourly billing rates and the number of hours estimated to complete the project, start to finish. Clients are required to authorize all estimates before projects commence.

We bill on a monthly basis and require our customers to pay their invoices within 30 days of receipt. Customers are required to pay a 50 percent deposit upon acceptance of the project estimate and before project initiation.

We also bill on a fixed fee basis for certain projects. We book revenue net of sales, use and value added taxes. A portion of our revenue is derived from performance-based commissions and other performance incentives tied to the quality of our services and the success of our media and advertising campaigns. Commissions must be agreed upon by our clients before work commences.

Expansion of Business

We plan to expand the breadth and scope of our business by developing and implementing the following services that our management believes would complement our suite of digital interactive media marketing solutions:

Hosted Software Solutions

Software as a service (“SaaS”) sometimes referred to as "software on demand” is software that is deployed over the internet or is deployed to run behind a firewall on a local area network or personal computer. With SaaS, a provider licenses an application to customers as a service on demand, through a subscription, in a "pay-as-you-go" model. As a result, SaaS enables businesses to avoid making a significant investment in software.

Initially, SaaS was widely deployed for sales force automation and customer relationship management. More recently, it has become a tool for many business tasks, including computerized billing, invoicing, human resource management, financials, content management, collaboration, document management, and service desk management. By developing and offering SaaS, we will be able to further leverage advertising buys (purchase of space to place a web-based ad) to clients with advertising placement on SaaS applications. Our clients will be able to offer a SaaS application, such as Gmail, online at no charge and brand it with their unique marketing message. Revenue would be generated from banner ads and pay per click ads that are placed on the SaaS application as well as the hosting fee for the application.

By offering SaaS, we will also be able to provide our clients with a lower-cost method by which to use software on an as needed basis rather than licensing all devices with all applications. Through well-designed implementation and properly priced licenses, our on-demand SaaS can provide license benefits without associated complexity and without the cost of equipping devices with unneeded applications.

As a SaaS provider, we will be able to price applications on a per-user basis and/or per business basis, sometimes with a relatively small minimum number of users and often with additional fees for extra bandwidth and storage. We anticipate that our SaaS revenue streams will initially be lower initially than traditional software license fees, but recurring and therefore more predictable, much like maintenance fees for licensed software. We expect SaaS fees to be a source of continuous revenue for Eurocan.

Our management believes that SaaS will provide us with a two-fold opportunity for revenue growth through both licensing and advertising. Our development of SaaS, and the related licensing and advertising opportunities they bring, are expected to net out to approximately a 40 percent increase in our revenue.

We plan a staged implementation of our SaaS product. We will initially focus on new markets like small business in our target vertical by creating a lower entry price point and a pay-as-you-go model. We will develop an infrastructure flexible enough to allow channel partners to resell and re-brand our SaaS services, which will be simplified to better serve limited information technology resources. Simplifying the product and restricting the functionality will prevent overlap with existing and future licensed products. Next, we will manage the implementation process and own the move-add-change requirements not handled by the customer. Finally we will allow partners to build value-added services on top of our solution by bundling their own services or by adding business process/vertical experts.

We expect SaaS implementation to occur within approximately 24-30 months. We plan to hire 2-3 consultants to develop SaaS over the next 24 months, with sales/marketing to commence in the following nine months. The estimated projected costs associated with development and implementation are of SaaS are $300,000.

Other Income Streams from Emerging Digital Interactive Media Applications

Eurocan intends to leverage the success of digital interactive media products such as iPhone, iPad, Android and other smart phones and mobile communication devices as well as the extensive array of mobile applications that go with them by developing customized media products for clients for office and business use, shopping, travel, music, communications and more. These devices and applications create accessibility for the consumer and new market opportunities for our clients. As new mobile technologies expand the concept of “office” or “home,” our clients’ customers could receive product or service messages anywhere in the world.

Through the use of digital interactive campaigns that employ mobile devices and applications we will be able to deliver greater visibility, higher brand awareness and high impact creative for our clients. Utilizing mobile applications and Smartphone technology as part of our clients’ marketing campaign strategy will also enable us to better reach client prospects and consumers in a more targeted and effective way. Each of these campaigns will be individualized to our clients’ needs and goals.

Because of rapidly changing technology, there will be a learning curve associated with familiarizing clients with what is available in mobile communications, in the applications that can be used and how they are used. Even the technology is itself an obstacle due to the rapid pace with which it changes. To address this, we plan to engage two mobile communications experts in the coming year who will be strictly devoted to mobile communications marketing. Our first hire will be engaged as the team expert consultant and a recognized industry expert. This hire is projected to be completed in the coming 4-6 months The consultant will assess the opportunities within the competitive landscape as they relate to current clients. The second expert to be brought on as an employee with in-depth technical knowledge will be hired to work closely with the consultant to fully carry out the project management and development of the technology.

Our emerging digital interactive media applications business is planned to be fully staffed and operational in 12-18 months, at an estimated annual cost of $160,000. We expect that the development of campaigns deployed through mobile applications and devices and the related advertising opportunities they bring will increase our net revenue by 40 percent.

Mission Critical Application Hosting

For many businesses, the hosting of applications and web sites as well as back-up maintenance has become a top priority. When websites are inaccessible, or perform poorly, those businesses with an online presence are at risk of losing valuable corporate documents and files in addition to revenue and customer loyalty. To enable our clients to maximize their internet exposure, we intend to develop a managed hosting service. Managed hosting incorporates web-based applications in a high performance, centralized environment that can be accessed from anywhere, anytime. As a managed hosting service provider we would provide a dedicated team of engineers to proactively manage a client’s infrastructure so the client is no longer required to monitor servers, create backups, or update patches. Additionally, clients outsourcing their managed hosting services from us would be able to save on information technology costs related to internal maintenance.

In addition to providing our clients with a reliable hosting environment, our managed hosting service will also provide us with a low cost hosting solution for our SaaS applications. It will furthermore provide a platform for the distribution of banner ads across web sites, applications, and mobile technologies. We believe that these services will facilitate more diverse advertising opportunities and enable higher returns on advertising investments for our clients, with increased sales, successful branding, and ultimately more profits. We plan to implement managed hosting over the next 24 months by leasing a dedicated server from an outside vendor. We estimate the cost of leasing this server to be under $700 per month. We expect our managed hosting service to generate $500 per month in gross revenue per client, resulting in as much as a 20 percent increase in our net revenue.

We plan to hire an expert with intimate knowledge of managed hosting to oversee the migration of our clients’ data to ensure critical data is migrated smoothly to a new hosting environment. This expert will also serve as an on-site client consultant when the migration commences. By offering the additional on-site consulting services at an hourly rate to clients, we estimate additional revenue of $1,000-$5,000 for each new client during the initial hosting period, which would vary depending on the amount of data and level of complexity. Hiring of that individual is expected to take place within the coming 12-16 months. Once this professional is in place, the hosting service is expected to be operational within 8-12 weeks.

Marketing

We currently market our services through a marketing staff using both telemarketing and direct sales. We advertise our products and services through several media sources including trade journals and online advertising. Over the next 12 months we intend to implement a sales and marketing strategy that will employ a number of promotional tools to reach prospective clients and establish our brand. These tools will include the following:

Core Partners: We will develop relationships with strategic core partners that complement our digital interactive media services.

Broadcast Marketing: We intend to establish arrangements with select local media, such as television and radio networks, to produce high-impact commercials to promote our services and drive prospective clients to our website.

E-Marketing: We will compile a comprehensive e-mail marketing list of businesses in North America with an initial focus on client-rich, major metropolitan areas on the East Coast (e.g. New York, Philadelphia), before expanding to other regions for a nationwide footprint. We plan to distribute advertising and marketing strategy briefs to businesses such as, Fortune 500 corporations, retailers of consumer and business goods, financial institutions, pharmaceutical companies, educational institutions, software developers, high tech companies and many others. E-mails may contain blogging strategy, viral video examples, benefits of search engine optimization, etc.

PR Campaigns: We will issue multiple press releases each month describing new business developments. The releases will be distributed via PR Newswire, both with traditional distribution and on-line, and posted to our web-site.

Viral Video Marketing: We plan to produce videos demonstrating our capabilities and include comments on strategies and the implementation of such strategies to prospective clients. The videos will also include client testimonials.

Print: We will develop and distribute a marketing kit for delivery to our prospective customers, outlining our service offerings.

Web Site: We will update and upgrade our web site for a more complete description of our Company and our services. Our web site will be search engine optimized to maximize traffic and attention.

Blogs: We intend to create a blog site that is search engine optimized and can be viewed on our home page. We will routinely comment on news, stories, and events regarding digital interactive media or new media, and provide strategic and tactical methods of leveraging these trends. Blogs will include video and the latest techniques in the blogosphere.

Competition

The advertising and marketing business is highly competitive and fragmented, and we do not hold a significant competitive position within it. Our competitors include several integrated marketing communications conglomerates such as, Omnicom, WPP, Publicis and Interpublic, and numerous small and mid-sized agencies that operate independently. Many of our competitors are large, well established companies with substantially larger operating staffs and greater capital resources than we have and which have been engaged in advertising and marketing for a much longer time than we have.

As the global advertising market continues to expand, we expect there to be significant competition from companies similar to ours, as well as from larger and more established companies. Since there are no substantial barriers to entry in this market, our management believes that our ability to compete depends upon many factors within and beyond our control, including:

•	timing and market acceptance of new products and services developed by the company and its competitors;
•	customer service and support;
•	sales and marketing efforts; and
•	the ease of use, performance, price and reliability of the company's products and services.

Our management believes that the principal competitive factors in attracting customers will include our brand recognition, customer service, innovative technology and creativity, our ability to deliver targeted audiences and the overall cost-effectiveness of our services. Our management believes that the number of companies relying on revenue from their investment in digital advertising will increase substantially in the future. Additionally we believe that planned services, including software as a service, managed hosting and digital interactive media applications, will further complement our current suite of digital media capabilities.

Intellectual Property

We expect to rely on a combination of common law trademark, service mark, copyright and trade secret law and contractual restrictions to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not own any patents. We expect that, in the future, we will require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, and we expect to include in our agreements with some of our customers and suppliers provisions prohibiting or restricting the disclosure of proprietary information; however, we can give no assurance that these contractual arrangements or the other steps taken by us to protect our proprietary rights will prove sufficient protection to prevent misappropriation of our proprietary rights or to deter independent, third-party development of similar proprietary assets.

Regulatory Matters

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulations of the advertising industry. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our services, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory or supervisory requirements. We do not believe we are currently subject to any environmental or similar laws.

Environmental

We are not aware of any environmental laws that are applicable to our business, or which could result in any material compliance costs to us or effects on our business.

Employees

As of the date of this annual report, we have no permanent staff, other than Mr. Michael Williams, who is our President, CEO, and treasurer. Our operating subsidiary has five full-time subcontractors. We intend to hire more employees through our operating subsidiary as we implement our business plan and as may be required.

We do not have employment agreements with any of our employees.

We do not presently have pension, health, annuity, insurance, stock options, profit sharing or similar benefit plans; however, we may adopt such plans in the future. There are presently no personal benefits available to our officers or directors. See “Executive Compensation”.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 1B. Unresolved Staff Comments

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 2. Properties

We currently lease 400 square feet of office space at 1 Union Square West, Suite 610, New York, NY 10003 as our corporate offices at an annual cost of $18,750. The space is leased from an independent third party. Our management believes that such facilities will be sufficient for our use for the foreseeable future and until we have begun to fully implement our business plan and require additional employees. We do not otherwise own or have an interest in real property.

Item 3. Legal Proceedings

Neither Eurocan nor any of its officers or directors is a party to any material legal proceeding or litigation and such persons know of no material legal proceeding or contemplated or threatened litigation. There are no judgments against Eurocan or its officers or directors. None of our officers or directors have been convicted of a felony or misdemeanour relating to securities or performance in corporate office.

PART II

Item 5. Market For Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

No Public Market for Common Stock

There is currently no active trading market for our common stock, and such a market may not develop or be sustained. We plan to develop a trading market. In order to do so, we must retain an authorized OTCBB market maker. If we are successful in securing a market maker, they will file Form 211 with FINRA (Financial Industry Regulatory Authority). If FINRA approves the Company's 211, our stock will be quoted on the OTCBB. There is no assurance that we will be able to retain an authorized OTCBB market maker and furthermore, there is no assurance that we will be approved by FINRA.

Holders

On December 31, 2012, the stockholders’ list of our shares of common stock showed 45 registered holders of our shares of common stock and 12,710,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent.

Dividend Policy

We have not declared or paid any cash dividends on our common stock. Our board of directors plans for Eurocan to retain future earnings, if any, to finance the expansion of our business and does not intend to pay any cash dividends in the foreseeable future.

Penny Stock Regulation

Our shares must comply with the Penny Stock Reform Act of 1990, which may potentially decrease our shareholders’ ability to easily transfer their shares. Broker-dealer practices in connection with transactions in "penny stocks" are regulated. Penny stocks generally are equity securities with a price of less than $5.00. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document that provides information about penny stocks and the risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction, and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules generally require that prior to a transaction in a penny stock, the broker-dealer make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These disclosure requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that must comply with the penny stock rules. Since our shares must comply with such penny stock rules, our shareholders will in all likelihood find it more difficult to sell their securities.

Item 6. Selected Financial Data

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The following discussion and analysis of our plan of operation should be read in conjunction with the financial statements and the related notes. This discussion contains forward-looking statements based upon current expectations that involve risks and uncertainties, such as our plans, objectives, expectations and intentions. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Description of Business" and elsewhere in this annual report.

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

Our cash flows from operations and our available capital are not presently sufficient to sustain our current level of operations for the next 12 months. Furthermore, we anticipate that a minimum of $500,000 will be required to expand the breadth and scope of our business (see “Expansion of Business”) and implement our sales and marketing strategy (see “Marketing Strategy”). We plan to obtain the financing needed to sustain our current operations and expand our business from a combination of capital sources and means, including debt and equity financings. Any future financing through equity investments will likely be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

Results of Operations

We have suffered recurring losses and net cash outflows from operations since inception. When our cash flows from operations have been insufficient, our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2012. If we cannot continue as a going concern, then investors may lose all of their investment.

Year Ended December 31, 2012 Compared to the Year Ended December 31, 2011

Revenue for the year ended December 31, 2012 increased to $122,320 from $74,679 for the year ended December 31, 2011. The increase in revenue can be directly attributed to an increase in marketing and professional networking.

Operating expenses for the year ended December 31, 2012 increased to $164,084 compared to $83,422 for the year ended December 31, 2011, due to increased business activity. The Company generated a loss from operations of $51,049 during the year ended December 31, 2012 compared to a loss from operations of $10,298 for the year ended December 31, 2011.

General and administrative expenses increased to $44,991 for the year ended December 31, 2012 (2011 - $19,368). The increase in general and administrative expense was a result of an increase in utilities, travel, entertainment and office expenses.

Management fees increased to $20,665 for the year ended December 31, 2012 (2011 - $5,568). The increase in management fees was a result of higher revenues.

Wages expense decreased to nil for the year ended December 31, 2012 (2011 - $82). The decrease was a result of the Company’s use of subcontractors for services.

Professional fees increased to $79,678 for the year ended December 31, 2012 (2011 - $39,404). The increase was a result of legal and accounting services related to our public filing.

Rent expense decreased to $18,750 for the year ended December 31, 2012 (2011 - $19,000). The decrease in rent was a result of a decrease in property taxes .

Liquidity and Capital Resources

As of December 31, 2012, the Company had cash of $5,899 and a working capital deficit of $196,155 compared to cash of $2,738 and a working capital deficit of $136,062 as of December 31, 2011. The Company’s increase in cash and liquidity is attributable to the debt financing of $75,000 obtained by the Company during the year.

During the year ended December 31, 2012 the Company used $67,229 of cash for operating activities compared to $31,520 during the year ended December 31, 2011.

As of December 31, 2012, the Company has funded its initial operations through the issuance of 12,710,000 shares of capital stock, loans from third parties and a loan from the President of the Company.

Our cash flows from operations and our available capital are not presently sufficient to sustain our current level of operations for the next 12 months. Furthermore, we will require a minimum of $500,000 to expand and market our business. We plan to improve our cash position by focusing on increasing sales, improving profitability and equity financings.

Critical Accounting Policies

Revenue Recognition

Revenue consists of web designing, web hosting, and maintenance services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is delivered, and collectability is reasonably assured. The Company regularly reviews accounts receivable for any bad debts. Allowances for doubtful accounts are based on an estimate of losses on customer receivable balances.

Revenues from fixed-price contracts are recognized using the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred and the final product is delivered to the customer according to specifications. Revenues from time-and-material contracts are recognized as the work is performed.

Deferred Revenue

The Company typically receives payments as certain milestones are completed on individual contracts. These advance payments are recorded as deferred revenue on the balance sheet and reclassified as revenue on the statement of operations only after the contract is considered completed and the revenue has been earned.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

INDEX TO FINANCIAL STATEMENTS

EUROCAN HOLDINGS LTD.

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2012 AND 2011

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Eurocan Holdings Ltd.

1 Union Square West, Suite 610

New York, NY 10003

We have audited the accompanying consolidated balance sheets of Eurocan Holdings Ltd. and its subsidiary (collectively, the “Company”) as of December 31, 2012 and 2011 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurocan Holdings Ltd. and its subsidiary as of December 31, 2012 and 2011, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company has suffered losses from operations and has a working capital deficit. These conditions raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MaloneBailey, LLP

MaloneBailey, LLP

www.malone−bailey.com

Houston, Texas

March 21, 2013

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2012 $	December 31, 2011 $
ASSETS

Current Assets

Cash	5,899	2,738
Accounts receivable	300	665
Prepaid expenses and other current assets	–	2,800

Total Current Assets	6,199	6,203

Other Assets
Security Deposit	3,075	–

Total Assets	9,274	6,203

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,771	39,941
Accrued liabilities	9,583	16,514
Deferred revenue	–	1,200
Due to related party (Note 6)	–	4,610
Notes payable (Note 5)	155,000	80,000

Total Liabilities	202,354	142,265

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–

Common Stock, 900,000,000 shares authorized, par value $0.0001; 12,710,000 and 12,710,000 shares issued and outstanding, respectively	1,271	1,271

Additional Paid-In Capital	46,711	46,711

Deficit	(241,062)	(184,044)

Total Stockholders’ Deficit	(193,080)	(136,062)

Total Liabilities and Stockholders’ Deficit	9,274	6,203

The accompanying notes are an integral part of these consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2012 $	December 31, 2011 $

Revenue	122,320	74,679

Cost of Sales	9,285	1,555

Gross Margin	113,035	73,124

Expenses

Rent	18,750	19,000
General and administrative	44,991	19,368
Management fees (Note 6)	20,665	5,568
Professional fees	79,678	39,404
Wages and payroll taxes	–	82

Total Operating Expenses	164,084	83,422
Loss from Operations	(51,049)	(10,298)
Other Income (Expenses)

Other income	8,805	–
Interest and bank charges	(14,774)	(12,360)

Total Other Income (Expenses)	(5,969)	(12,360)

Net Loss	(57,018)	(22,658)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	12,710,000	12,710,000

The accompanying notes are an integral part of these consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended December 31, 2012 $	For the Year Ended December 31, 2011 $

Cash Flows From Operating Activities

Net loss for the period	(57,018)	(22,658)

Adjustment to reconcile net loss to net cash used in operating activities:
Bad debt expense	–	6,880

Changes in operating assets and liabilities:
Accounts receivable	365	(665)
Prepaid expenses and other current assets	2,800	–
Security deposits	(3,075)	–
Deferred revenue	(1,200)	(23,994)
Accounts payable and accrued liabilities	(9,101)	8,917

Net Cash Used In Operating Activities	(67,229)	(31,520)

Cash Flows From Financing Activities
Proceeds from notes payable	75,000	–
Principal payments on related party debt	(4,610)	(2,000)

Net Cash Provided By (Used In) Financing Activities	70,390	(2,000)

Net Increase (Decrease) in Cash	3,161	(33,520)

Cash - Beginning of Period	2,738	36,258

Cash - End of Period	5,899	2,738

Supplemental Disclosures:

Interest paid	10,263	12,360
Income taxes paid	2,110	–

The accompanying notes are an integral part of these consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Number of Shares #	Amount $	Additional Paid-In Capital $	Deficit $	Total $

Balance – December 31, 2010	12,710,000	1,271	46,711	(161,386)	(113,404)

Net loss for the year	–	–	–	(22,658)	(22,658)

Balance – December 31, 2011	12,710,000	1,271	46,711	(184,044)	(136,062)

Net loss for the year	–	–	–	(57,018)	(57,018)

Balance – December 31, 2012	12,710,000	1,271	46,711	(241,062)	(193,080)

The accompanying notes are an integral part of these consolidated financial statements.

1.	Nature of Operations and Continuance of Business

Eurocan Holdings Ltd. (the “Company”) was incorporated in the state of Nevada on February 11, 2004. Effective September 1, 2006, the Company acquired 100% of the issued and outstanding common stock of Michael Williams Web Design Inc. (“MWWD”); a private US based company, in exchange for 7,500,000 shares of common stock of the Company. MWWD was incorporated in the State of New York on February 26, 2004 and was owned by the President of the Company.

The acquisition resulted in the sole shareholder of MWWD having voting and operating control of the combined company, and, prior to the acquisition, the Company was a non-operating shell corporation with nominal net assets. The acquisition was considered a capital transaction in substance and therefore has been accounted for as a recapitalization. Under recapitalization accounting MWWD is considered the acquirer for accounting and financial reporting purposes, and acquired the assets and assumed the liabilities of the Company. Assets acquired and liabilities assumed are reported at their historical amounts. These consolidated financial statements include the accounts of the Company since the effective date of the recapitalization being September 1, 2006 and the historical accounts of the business of MWWD since inception being February 26, 2004.

The Company’s principal business is web site design for corporate customers. These consolidated financial statements have been prepared on a going concern basis, which implies the Company will continue to realize its assets and discharge its liabilities in the normal course of business. See Note 3 for further discussion.

2.	Summary of Significant Accounting Policies

a.	Basis of Presentation and Fiscal Year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S. dollars. The Company’s fiscal year-end is December 31.

b.	Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Eurocan Holdings Ltd. and its wholly-owned subsidiary MWWD. Intercompany balances and transactions have been eliminated in consolidation.

c.	Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on currents facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costs and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d.	Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e.	Accounts Receivable

The Company considers accounts receivable to be fully collectible: accordingly, no allowance for doubtful accounts is required. Management reviews accounts annually and if amounts are considered uncollectible, they are charged to operations.

f.	Property and Equipment

Property and equipment consists of computer hardware. These assets are recorded at cost and are being amortized on the straight-line basis over the estimated life of three years. Repair and maintenance expenditures, which do not result in improvements, are charged to expense as incurred.

g.	Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, notes payable and amounts due to a related party. The Company believes that the recorded values of all financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h.	Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life.

Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flow expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment losses were recognized for the years ended December 31, 2012 and 2011.

i.	Basic and Diluted Net Income (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding during the period including stock options, using the treasury method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. There were no common stock equivalents as of December 31, 2012 and 2011. Therefore, basic and diluted EPS are the same for the periods then ended.

j.	Fair Value Measurements

The fair value of assets and liabilities approximate the carrying amount because of the short maturity of these instruments.

k.	Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes. Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company is required to compute tax benefits for net operating losses carried forward.

The Company does not file a consolidated tax return with MWWD, its subsidiary company. The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions deemed to meet the more-likely-than-not threshold are recorded as tax benefits or expenses in the current year. Management has analyzed the company’s tax positions taken on Federal tax returns for all open tax years and has concluded that no provision for federal income tax is required in the Company’s financial statements. The Company files a Nevada state return which has no state corporation tax.

MWWD has elected to be treated as an “S” Corporation for Federal and New York State income tax purposes. The stockholders of an S Corporation include their respective shares of the corporation’s income or loss in their individual income tax returns. Accordingly, MWWD pays no federal and New York State income taxes, and pays de minimis New York City taxes.

l.	Revenue Recognition

Revenue consists of web designing, web hosting, and maintenance services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exists, the service is delivered, and collectability is reasonably assured.

Revenue from fixed-price contracts are recognized using the completed-contract method. A contract is considered complete when all costs except insignificant items have been incurred and the final product is delivered to the customer according to specifications. Revenues from time-and-material contracts are recognized as the work is performed.

m.	Deferred Revenue

The Company typically receives payments as certain milestones are completed on individual contracts. These advance payments are recorded as deferred revenue on the balance sheet and reclassified as revenue on the statement of operations only after the contract is considered completed and the revenue has been earned.

n.	Recently Adopted Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

3.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $241,062. In addition, the Company generated negative cash flows from operations during the years ended December 31, 2012 and 2011. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

4.	Property and Equipment

	December 31, 2012	December 31, 2011
	$	$
Equipment	13,466	13,466
Less: Accumulated Depreciation	(13,466)	(13,466)

Total	–	–

5.	Notes Payable

On September 30, 2005, the Company received $30,000 and issued a promissory note to a non-related party. This amount is non-interest bearing, unsecured, and due on demand.

On October 30, 2007, the Company received advances totaling $50,000 and issued a promissory note to a non-related party. This amount is non-interest bearing, unsecured, and due on demand.

During the year ended December 31, 2012, the Company received advances totaling $75,000 and issued promissory notes to a non-related party. These notes bear interest at 5%, are unsecured, and are due on demand.

On January 29, 2013, the Company received $15,000 and issued promissory notes to a non-related party. These notes bear interest at 5%, are unsecured, and are due on demand.

6.	Related Party Transactions

During the years ended December 31, 2012 and 2011, a director of the Company received $20,665 and $5,568, respectively, as compensation for management services provided to the Company.

7.	Common Stock and Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized and none issued. The Company has 900,000,000 shares of common stock authorized, of which 12,710,000 shares are issued and outstanding. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

The Company did not issue any shares of its common stock during the years ended December 31, 2012 or 2011.

8.	Commitment

In 2011 the Company renewed its lease agreement for two years with a company to provide office space. The Company agreed to pay equal monthly installments of $1,600 in the first year and $1,625 in the second year as rent expense and related security charges. Under the lease agreements, the Company is obligated to the following payments:

	Fiscal Period	Payment
	2013	$6,500
	2014	–
	2015	–
	2016	–
Total		$6,500

Rent expenses were $18,750 and $19,000 for the years ended December 31, 2012 and 2011 respectively.

9.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the years ended December 31, 2012 and 2011, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $305,276 and $237,592 as of December 31, 2012 and 2011, and will expire in the years 2026 through 2032.

As of December 31, 2012 and 2011, deferred tax assets consisted of the following:

	December 31, 2012	December 31, 2011
Current Deferred Tax Assets:

Operating loss carry-forwards	$106,847	$83,157
Less: valuation allowance	(106,847)	(83,157)

Net Deferred Tax Assets	–	–

10.	Major Customers

During the year ended December 31, 2012, two customers accounted for approximately 73% of revenues, while four customers accounted for approximately 78% of revenues during the year ended December 31, 2011.

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2012. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2013, subject to available resources.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

•	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the Company’s annual or interim financial statements will not be prevented or detected on a timely basis.

The material weakness identified is described below.

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

Insufficient Documentation of Review Procedures. The Company employs policies and procedures for reconciliation of its financial statements and note disclosures, however, these processes are not appropriately documented. The Company has only one individual responsible for the preparation of the financial records.

Insufficient Information Technology Procedures. Management has not established methodical and consistent data back-up procedures to ensure loss of data will not occur.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2012, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

This annual report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the Securities and Exchange Commission that permit us to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2012, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

CEO and CFO Certifications

Appearing immediately following the Signatures section of this report there are Certifications of our CEO and CFO. The Certifications are required in accordance with Section 302 of the Sarbanes-Oxley Act of 2002 (the Section 302 Certifications). This Item of this report is the information concerning the Evaluation referred to in the Section 302 Certifications and this information should be read in conjunction with the Section 302 Certifications for a more complete understanding of the topics presented.

PART III

Item 10. Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(A) of the Exchange Act

The following sets forth our directors, executive officers, promoters and control persons, their ages, and all offices and positions held. Directors are elected for a period of one year and thereafter serve until their successor is duly elected by the stockholders. Officers and other employees serve at the will of the Board of Directors.

			Term Period Served as
Name and Address	Position	Age	Director/Officer

Michael Williams	Chief Executive Officer, President, Chief Financial Officer and a director	46	2006 to present

Daniela Anastasio	Secretary, Director	34	2010 to present

Michael Williams has been the President, CEO, Chief Financial Officer and a director of Eurocan since 2006. In addition to being our controlling stockholder, Mr. Williams has valuable experience in online marketing that is expected to benefit the development of our business. Since 2003, Mr. Williams has also been the President, CEO and a director of Michael Wiliams Web Design, Inc., an online marketing firm based in New York City that he founded, and which was acquired by Eurocan in 2006 as a wholly owned subsidiary. From September 2000 to February 2002, Mr. Williams worked in the North American Corporate Communications Division of BNP Paribas managing all its online national marketing initiatives. Prior to that he worked for the State of New Mexico spear-heading all statewide educational outreach efforts for the Museum of New Mexico. He received a Bachelor of Arts degree with an emphasis on social science and human behavior, obtained from the University of California at Davis in 1993.

Daniela Anastasio has been a director of Eurocan since 2010. Ms. Anastasio has valuable experience in brand development that is expected to benefit the development of our business. She has been in charge of brand building and creative direction for Michael Williams Web Design, Inc., our sole subsidiary, since 2010. From 2008 through 2009, she was a Vice-President - Design and Accessories for Liz Claiborne Inc., leading a team of 15 designers develop and implement rebranding initiatives. From 2003 through to 2007, she was a design director of Isaac Mizrahi for Target, managing a staff of designers. Ms. Anastasio received a Bachelor of Art in fashion design and journalism from Marymount University in 1999.

The mailing address for all our officers and directors is 1 Union Square West, Suite 610, New York, NY 10003.

Involvement in Certain Legal Proceedings

During the past ten years none of our directors, executive officers, promoters or control persons have:

(1)	had any bankruptcy petition filed by or against any business of which such person was a general partner or executive officer either at the time of the bankruptcy or within two years prior to that time;

(2)	been convicted in a criminal proceeding or subject to a pending criminal proceeding;

(3)	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities or banking activities; or

(4)	been found by a court of competent jurisdiction in a civil action, the Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated.

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2012 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Eurocan does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

Eurocan does not have any defined policy or procedure requirements for stockholders to submit recommendations or nominations for directors. The board of directors believes that, given the stage of our development, a specific nominating policy would be premature and of little assistance until our business operations develop to a more advanced level. Our company does not currently have any specific or minimum criteria for the election of nominees to the board of directors and we do not have any specific process or procedure for evaluating such nominees. The board of directors will assess all candidates, whether submitted by management or stockholders, and make recommendations for election or appointment.

A stockholder who wishes to communicate with our board of directors may do so by directing a written request addressed to our President, Michael Williams, at the address appearing on the first page of this annual report statement.

Audit Committee Financial Expert

We do not have a standing audit committee. Our directors perform the functions usually designated to an audit committee. Our board of directors has determined that we do not have a board member that qualifies as an "audit committee financial expert" as defined in Item 407(d)(5) of Regulation S-K, nor do we have a board member that qualifies as "independent" as the term is used in Item 7(d)(3)(iv)(B) of Schedule 14A under the Securities Exchange Act of 1934, as amended, and as defined by Rule 4200(a)(14) of the FINRA Rules.

Our board of directors considers that it is capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting. Our board of directors does not believe that it is necessary to have an audit committee because our board of directors believes that it can adequately perform the functions of an audit committee. In addition, our board of directors believe that retaining an independent director who would qualify as an "audit committee financial expert" would be overly costly and burdensome and is not warranted in our circumstances given the stage of our development and our cash flows from operations.

As we generate net income in the future, we intend to form a standing audit committee and identify and appoint a financial expert to serve on our audit committee.

Indemnification

Under our Articles of Incorporation and bylaws we may indemnify an officer or director who is made a party to any proceeding, including a law suit, because of his position, if he acted in good faith and in a manner he reasonably believed to be in our best interest. We may advance expenses incurred in defending a proceeding. To the extent that the officer or director is successful on the merits in a proceeding as to which he is to be indemnified, we must indemnify him against all expenses incurred, including attorney's fees. With respect to a derivative action, indemnity may be made only for expenses actually and reasonably incurred in defending the proceeding, and if the officer or director is judged liable, only by a court order. The indemnification is intended to be to the fullest extent permitted by the laws of the State of Nevada.

Item 11. Executive Compensation

To date we have no employees other than our officers and directors. No compensation has been awarded, earned or paid to our officers and directors other than the management fees paid to Michael Williams. We have no employment agreements with our officers. We do not contemplate entering into any employment agreements until such time as we have positive cash flows from operations.

There is no arrangement pursuant to which any of our directors has been or is compensated for services provided as one of our directors.

There are no stock option plans, retirement, pension, or profit sharing plans for the benefit of our officers or directors. We do not have any long-term incentive plans that provide compensation intended to serve as incentive for performance.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholders Matters

The following table sets forth, as of December 31, 2012, information concerning ownership of the Company’s securities by (i) each Director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Michael Williams	6,000,000	47.2%
Daniela Anastasio	10,000	<0.1%
All directors and executive officers, as a group	6,010,000	47.3%
George Drazenovic	1,250,000	9.8%
Paul Kirkitelos	1,250,000	9.8%

The mailing address for all directors, executives officers and beneficial owners of more than 5 percent of our common stock is 1 Union Square West, Suite 610, New York, NY 10003.

Unless otherwise noted, our management believes that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them. For purposes hereof, a person is considered to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof, upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which can be exercised within 60 days from the date hereof, have been exercised.

Item 13. Certain Relationships and Related Transactions, and Director Independence

As of December 31, 2012 the Company owed $Nil to Michael Williams for expenses incurred on behalf of the Company (December 31, 2011: $4,610. This amount is non-interest bearing, unsecured, and due on demand.)

During the years ended December 31, 2012 and 2011, Michael Williams received $20,665 and $5,568 respectively, as compensation for management services provided to the Company.

Item 14. Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of the Company’s annual financial statements included in its registration statement on Form S-1 (Commission File No. 333-177918) for the fiscal year ended December 31, 2011 were $17,000.

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2012 will be approximately $21,500.

Audit Related Fees

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed for assurance and related services by MaloneBaileyLLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $9,500 and $0, respectively.

Tax Fees

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed for tax compliance, by MaloneBailey LLP were nil.

All Other Fees

For the fiscal years ended December 31, 2012 and 2011, the aggregate fees billed by MaloneBailey LLP for other non-audit professional services, other than those services listed above, totaled nil.

Effective May 6, 2003, the Securities and Exchange Commission adopted rules that require that before MaloneBailey LLP is engaged by us or our subsidiaries to render any auditing or permitted non-audit related service, the engagement be:

•	approved by our audit committee; or

•	entered into pursuant to pre-approval policies and procedures established by the audit committee, provided the policies and procedures are detailed as to the particular service, the audit committee is informed of each service, and such policies and procedures do not include delegation of the audit committee's responsibilities to management.

We do not have an audit committee. Our entire board of directors pre-approves all services provided by our independent auditors. All of the above services and fees were reviewed and approved by the entire board of directors either before or after the respective services were rendered.

PART IV

ITEM 13. EXHIBITS

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, Eurocan Holdings Ltd. (1)
3.2	Amended and Restated Bylaws, Eurocan Holdings Ltd. (1)
14.1	Code of Ethics for Senior Financial Officers, Eurocan Holdings Ltd.
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Previously included as an exhibit to the Registration Statement on Form S-1 filed November 14, 2011.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROCAN HOLDINGS LTD.

Date: March 21, 2013	By: /s/ Michael Williams Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Michael Williams Michael Williams	Chief Executive Officer, President and a director	March 21, 2013

/s/ Daniela Anastasio Daniela Anastasio	Secretary and a director	March 21, 2013

