Form 10-Q
period 2013-03-31
Eurocan Holdings Ltd.
filed 2013-05-10
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____ to _____

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

 Yes ☐ No ☒

As of May 3, 2013 the registrant had 12,710,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Item 1. Financial Statements

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2013 $ (unaudited)	December 31, 2012 $ (audited)

ASSETS

Current Assets

Cash	$4,431	$5,899
Accounts receivable	1,435	300

Total Current Assets	5,866	6,199

Other Assets
Security Deposit	3,075	3,075

Total Assets	$8,941	$9,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	$33,745	$37,771
Accrued liabilities	17,409	9,583
Notes payable (Note 3)	170,000	155,000

Total Liabilities	$221,154	$202,354

Contingencies and Commitments	–	-

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	-
Common Stock, 900,000,000 shares authorized, par value $0.0001; 12,710,000 and 12,710,000 shares issued and outstanding, respectively	$1,271	$1,271

Additional Paid-In Capital	46,711	46,711

Accumulated Deficit	(260,195)	(241,062)

Total Stockholders’ Deficit	(212,213)	(193,080)

Total Liabilities and Stockholders’ Deficit	$8,941	$9,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended March 31, 2013 $ (unaudited)	For the Three Months Ended March 31, 2012 $ (unaudited)

Revenue	$33,340	$17,870
Cost of Sales	1,693	1,046

Gross Margin	$31,647	$16,824

Expenses

Rent	$6,100	$5,789
General and administrative	13,161	3,346
Management fees (Note 4)	11,200	–
Professional fees	21,270	21,506
Gain on sale of property and equipment	(4,405)	–

Total Operating Expenses	$47,326	$30,641

Other Income (Expense)

Other income	–	8,805
Interest and bank charges	$(3,454)	$(3,415)

Total Other Income (Expense)	(3,454)	5,390

Net Loss	$(19,133)	$(8,427)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	12,710,000	12,710,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Three Months Ended March 31, 2013 $ (unaudited)	For the Three Months Ended March 31, 2012 $ (unaudited)

Operating Activities

Net loss for the period	$(19,133)	$(8,427)

Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(4,405)	–

Changes in operating assets and liabilities:
Accounts receivable	(1,135)	(315)
Prepaid expenses and other current assets	-	2,800
Security deposits	-	(3,075)
Deferred revenue	-	(1,200)
Accounts payable and accrued liabilities	3,800	(15,511)

Net Cash Used In Operating Activities	(20,873)	(25,728)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	4,405	-

Net Cash Provided By Investing Activities	4,405	-

Financing Activities
Proceeds from notes payable	15,000	40,000

Net Cash Provided By Financing Activities	15,000	40,000

Increase (decrease) in Cash	(1,468)	14,272

Cash - Beginning of Period	5,899	2,738

Cash - End of Period	$4,431	$17,010

Supplemental Disclosures:

Interest paid	$2,371	$3,415
Income taxes paid	50	350

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

March 31, 2013

(Expressed in U.S. dollars)

1.     Basis of Presentation

The accompanying unaudited interim financial statements of Eurocan Holdings Ltd. (the “Company”) have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2012 annual financial statements and notes thereto. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements which would substantially duplicate the disclosure required in the Company’s 2012 annual financial statements have been omitted.

2.     Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $260,195. In addition, the Company generated negative cash flows from operations during the year ended December 31, 2012 and during the three months ended March 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

3.     Notes Payable

During the three months ended March 31, 2013 the Company received advances totaling $15,000 and issued a promissory note to a non-related party. The note bears interest at 5%, is unsecured, and is due on demand.

4.      Related Party Transactions

During the three months ended March 31, 2013, a director of the Company received $11,200 as compensation for management services provided to the Company.

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

Three Months Ended March 31, 2013 Compared to the Three Months Ended March 31, 2012

Revenue for the three months ended March 31, 2013 increased to $33,340 from $17,870 for the three months ended March 31, 2012.  The increase in revenue can be directly attributed to an increase in contracts completed. During the three month period ended March 31, 2013, we completed 3 contracts resulting in revenue of $33,340.  As of March 31, 2013, we have 1 contracts in process for which we expect to receive $1,150 in revenue.  The increase in cost of sales was due to the need to hire contractors to do specialized programming work on the additional work load.

Operating expenses for the three months ended March 31, 2013 increased to $47,326 compared to $30,641 for the three months ended March 31, 2012. This increase is primarily due to an increase in general and administrative expenses, management fees and rent. The increase in general and administrative expense was a result of an increase in utilities, travel, entertainment and office expenses. There was a gain of $4,405 due to the sale of some excess office furniture.

We experienced a net loss of $19,133 during the three months ended March 31, 2013, as compared to a net loss of $8,427 for the three months ended March 31, 2012.

Liquidity and Capital Resources

As of March 31, 2013, our total assets were $8,941 comprised of $4,431 in cash, $1,435 in accounts receivable and a security deposit of $3,075.  This is a decrease in total assets from $9,274 as of December 31, 2012.  Our working capital deficit as of March 31, 2013 was $215,288, compared to a working capital deficit of $196,155 as of December 31, 2012.

Our decrease  in liquidity is attributable to debt financing of $15,000 obtained by the registrant during the three month period ended March 31, 2013.

During the three months ended March 31, 2013, we used $20,873 of cash for operating activities compared to $25,728 for the three months ended March 31, 2012. Excess office furniture was sold for a gain of $4,405.

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

Item 4.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.  In performing the assessment for the quarter ended March 31, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2013, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II.  Other Information

Item 1.   Legal Proceedings

None.

Item 1A.  Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

The registrant did not sell any securities during the three month period ended March 31, 2013.

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

EUROCAN HOLDINGS LTD.

Date: May 10, 2013	By: /s/ Michael Williams Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer