Form 10-Q
period 2013-06-30
Eurocan Holdings Ltd.
filed 2013-08-13
CIK 1534708

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

As of August 13, 2013 the registrant had 12,710,000 shares of its Common Stock outstanding.

Part I – Financial Information

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2013 $ (unaudited)	December 31, 2012 $ (audited)

ASSETS

Current Assets

Cash	124	5,899
Accounts receivable	1,340	300

Total Current Assets	1,464	6,199

Other Assets
Security Deposit	3,075	3,075

Total Assets	4,539	9,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	32,550	37,771
Accrued liabilities	17,080	9,583
Notes payable (Note 3)	190,000	155,000

Total Liabilities	239,630	202,354

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–
Common Stock, 900,000,000 shares authorized, par value $0.0001; 12,710,000 and 12,710,000 shares issued and outstanding, respectively	1,271	1,271

Additional Paid-In Capital	46,711	46,711

Accumulated Deficit	(283,073)	(241,062)

Total Stockholders’ Deficit	(235,091)	(193,080)

Total Liabilities and Stockholders’ Deficit	4,539	9,274

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	16,023	25,605	49,363	43,475
Cost of Sales	4,434	400	6,127	1,446

Gross Margin	11,589	25,205	43,236	42,029

Expenses

Rent	1,092	5,100	7,192	10,889
General and administrative	10,147	9,896	23,308	13,242
Management fees (Note 4)	–	4,865	11,200	4,865
Professional fees	19,177	23,132	40,447	44,638

Total Operating Expenses	30,416	42,993	82,147	73,634

Other Income (Expense)

Other income	–	–	4,405	8,805
Interest and bank charges	(4,051)	(3,232)	(7,505)	(6,647)

Total Other Income (Expense)	(4,051)	(3,232)	(3,100)	2,158

Net Loss	(22,878)	(21,020)	(42,011)	(29,447)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	12,710,000	12,710,000	12,710,000	12,710,000

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Six Months Ended June 30, 2013 $ (unaudited)	For the Six Months Ended June 30, 2012 $ (unaudited)

Operating Activities

Net loss for the period	(42,011)	(29,447)

Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(4,405)	–

Changes in operating assets and liabilities:
Accounts receivable	(1,040)	325
Prepaid expenses and other current assets	–	2,800
Security deposits	–	(3,075)
Deferred revenue	–	(1,200)
Accounts payable and accrued liabilities	2,276	(7,586)

Net Cash Used In Operating Activities	(45,180)	(38,183)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	4,405	–

Net Cash Provided By Investing Activities	4,405	–

Financing Activities
Proceeds from notes payable	35,000	55,000
Principal payments on related party debt	–	(4,610)

Net Cash Provided By Financing Activities	35,000	50,390

Increase (decrease) in Cash	(5,775)	12,207

Cash - Beginning of Period	5,899	2,738

Cash - End of Period	124	14,945

Supplemental Disclosures:

Interest paid	4,576	5,877
Income taxes paid	50	750

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

June 30, 2013

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

2.            Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $283,073. In addition, the Company generated negative cash flows from operations during the year ended December 31, 2012 and during the six months ended June 30, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

3.            Notes Payable

During the six months ended June 30, 2013 the Company received advances totaling $35,000 and issued promissory notes to non-related parties. The notes bear interest at 5%, are unsecured, and are due on demand.

4.            Related Party Transactions

During the six months ended June 30, 2013, a director of the Company received $11,200 as compensation for management services provided to the Company.

5.            Subsequent Events

On July 29, 2013, the Company issued a $10,000 note to Armitage SA. The note is payable on demand at 5% per annum.

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

Three Months Ended June 30, 2013 Compared to the Three Months Ended June 30, 2012

Revenue for the three months ended June 30, 2013 decreased to $16,023 from $25,605 for the three months ended June 30, 2012. The decrease in revenue can be directly attributed to a decrease in contracts completed. During the three month period ended June 30, 2013, we completed three contracts resulting in revenue of $16,023. As of June 30, 2013, we have three contracts in process for which we expect to receive $3,870 in revenue.

During the three month period ended June 30, 2013, cost of sales increased to $4,434 from $400 for the same period in 2012. The increase was due to an increased need for specialized independent contractor services.

Operating expenses for the three months ended June 30, 2013 decreased to $30,416 compared to $42,993 for the three months ended June 30, 2012. This decrease is primarily due to an decrease in professional fees, general and administrative expenses, management fees and rent.. The decrease in general and administrative expense was a result of an decrease in utilities, travel, entertainment and office expenses.

We incurred $4,051 in interest expenses due to debt financing during the three months ended June 30, 2013, which is an increase from $3,232 for the same period in 2012.

We experienced a net loss of $22,878 during the three months ended June 30, 2013, as compared to a net loss of $21,020 for the three months ended June 30, 2012.

Six Months Ended June 30, 2013 Compared to the Six Months Ended June 30, 2012

Revenue for the six months ended June 30, 2013 increased to $49,363 from $43,475 for the six months ended June 30, 2012. The increase in revenue can be directly attributed to an increase in contracts completed. During the six month period ended June 30, 2013, we completed seven contracts resulting in revenue of $49,363.

During the six month period ended June 30, 2013, cost of sales increased to $6,127 from $1,446 for the same period in 2012. The increase was due to an increased need for specialized independent contractor services.

Operating expenses for the six months ended June 30, 2013 increased to $82,147 compared to $73,634 for the six months ended June 30, 2012. This increase is primarily due to an increase in general and administrative expenses, management fees and rent. The increase in general and administrative expense was a result of an increase in utilities, travel, entertainment and office expenses.

We incurred $7,505 in interest expenses due to debt financing during the six months ended June 30, 2013, which is an increase from $6,647 for the same period in 2012.

We experienced a net loss of $42,011 during the six months ended June 30, 2013, as compared to a net loss of $29,447 for the six months ended June 30, 2012.

Liquidity and Capital Resources

As of June 30, 2013, our total assets were $4,539 comprised of $124 in cash, $1,340 in accounts receivable and a security deposit of $3,075. This is a decrease in total assets from $9,274 as of December 31, 2012. Our working capital deficit as of June 30, 2013 was $238,166, compared to a working capital deficit of $196,155 as of December 31, 2012.

Our increase in cash and liquidity is attributable to debt financing of $35,000 obtained by the registrant during the six month period ended June 30, 2013.

During the six months ended June 30, 2013, we used $45,180 of cash for operating activities compared to $38,183 for the same period in 2012. In addition, excess office furniture was sold for a gain of $4,405.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended June 30, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2013, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II – Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registrant did not sell any securities during the three month period ended June 30, 2013.

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

EUROCAN HOLDINGS LTD.

Date: August 13, 2013	By: /s/ Michael Williams Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

