Form 10-Q
period 2013-09-30
Eurocan Holdings Ltd.
filed 2013-11-14
CIK 1534708

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

Yes ☐ No ☒

As of October 31, 2013, the registrant had 12,710,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	September 30, 2013 $ (unaudited)	December 31, 2012 $ (audited)

ASSETS

Current Assets

Cash	1,296	5,899
Accounts receivable	2,595	300

Total Current Assets	3,891	6,199

Other Assets
Security Deposit	–	3,075

Total Assets	3,891	9,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,458	37,771
Accrued liabilities	26,527	9,583
Notes payable (Note 3)	202,000	155,000

Total Liabilities	265,985	202,354

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–

Common Stock, 900,000,000 shares authorized, par value $0.0001; 12,710,000 and 12,710,000 shares issued and outstanding, respectively	1,271	1,271

Additional Paid-In Capital	46,711	46,711

Deficit	(310,076)	(241,062)

Total Stockholders’ Deficit	(262,094)	(193,080)

Total Liabilities and Stockholders’ Deficit	3,891	9,274

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended	For the Nine Months Ended	For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2013	2012	2013	2012
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	11,395	37,921	60,758	81,396
Cost of Sales	1,352	5,763	7,479	7,209

Gross Margin	10,043	32,158	53,279	74,187

Expenses

Rent	–	6,200	7,192	17,089
General and administrative	10,927	14,471	34,235	28,024
Management fees (Note 6)	3,075	7,100	14,275	11,965
Professional fees	18,626	19,650	59,073	64,288

Total Operating Expenses	32,628	47,421	114,775	121,366

Other Income (Expense)

Other income	–	–	4,405	8,805
Interest and bank charges	(4,418)	(3,114)	(11,923)	(9,450)

Total Other Income (Expense)	(4,418)	(3,114)	(7,518)	(645)

Net Loss	(27,003)	(18,377)	(69,014)	(47,824)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	12,710,000	12,710,000	12,710,000	12,710,000

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Nine Months Ended September 30, 2013 $ (unaudited)	For the Nine Months Ended September 30, 2012 $ (unaudited)

Operating Activities

Net loss for the period	(69,014)	(47,824)

Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(4,405)	–

Changes in operating assets and liabilities:
Accounts receivable	(2,295)	(1,565)
Prepaid expenses and other current assets	–	2,800
Security deposits	3,075	(3,075)
Deferred revenue	–	(14,475)
Accounts payable and accrued liabilities	16,631	(1,200)

Net Cash Used In Operating Activities	(56,008)	(65,339)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	4,405

Net Cash Provided By (Used In) Investing Activities	4,405

Financing Activities
Proceeds from notes payable	47,000	75,000
Principal payments on related party debt	–	(4,610)

Net Cash Provided By (Used In) Financing Activities	47,000	70,390

Increase (decrease) in Cash	(4,603)	5,051

Cash - Beginning of Period	5,899	2,738

Cash - End of Period	1,296	7,789

Supplemental Disclosures:

Interest paid	6,629	1,796
Income taxes paid	50	9,019

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

September 30, 2013

(Expressed in U.S. dollars)

1.       Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2012 annual financial statements and notes thereto. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2012 annual financial statements have been omitted.

2.       G oing Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $310,076. In addition, the Company generated negative cash flows from operations during the year ended December 31, 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

3.       Notes Payable

a.       On September 30, 2005, the Company received $30,000 and issued a promissory note to a non-related party. This amount is non-interest bearing, unsecured, and due on demand.

b.       On October 30, 2007, the Company received advances totaling $50,000 and issued a promissory note to a non-related party. This amount is non-interest bearing, unsecured, and due on demand.

c.       During the period ended December 31, 2012 the Company received advances totaling $75,000 and issued promissory notes to a non-related party. The notes bear interest at 5%, is unsecured, and is due on demand.

d.       During the nine months ended September 30, 2013 the Company received advances totaling $47,000 and issued promissory notes to non-related parties. The notes bear interest at 5%, are unsecured, and are due on demand.

4.       Related Party Transactions

During the nine months ended September 30, 2013 a director of the Company received $14,275 as compensation for management services provided to the Company.

5.       Subsequent Event

On October 18, 2013, the Company issued an unsecured convertible note debenture in the principal amount of $202,000 to Building 400 Ltd. (the “Holder”), an unrelated party, in exchange for promissory notes previously issued by the Company in the aggregate principal amount of $202,000. The convertible debenture matures on December 31, 2018, and bears interest at 5% per annum, payable on the maturity date. Principal and accrued interest secured by the convertible debenture is convertible at any time by the Holder into shares of the Company’s common stock at a conversion rate of $0.01 per share. On the date of issuance, the convertible debenture was exercisable into 20,200,000 shares of the Company’s common stock.

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

Three Months Ended September 30, 2013 Compared to the Three Months Ended September 30, 2012

Revenue for the three months ended September 30, 2013 decreased to $11,395 from $37,921 for the three months ended September 30, 2012. The decrease in revenue can be directly attributed to a decrease in contracts completed. During the three month period ended September 30, 2013, we completed two contracts resulting in revenue of $600. As of September 30, 2013, we have two contracts in process for which we expect to receive $800 in revenue. We have no new contracts that commenced after September 30, 2013.

During the three month period ended September 30, 2013, cost of sales decreased to $1,352 from $5,763 for the same period in 2012. The increase was due to a decreased need for specialized independent contractor services.

Operating expenses for the three months ended September 30, 2013 decreased to $32,628 compared to $47,421 for the three months ended September 30, 2012. This decrease is primarily due to a reduction in professional fees, general and administrative expenses, management fees and rent. The decrease in professional fees during the period was due to reduced legal and accounting fees related to regulatory compliance and the public offering of our securities. The decrease in general and administrative expense was a result of a reduced operations during the summer months with commensurate reductions in utilities, travel, entertainment and office expenses. We did not pay rent during the period.

We incurred $4,418 in interest expenses due to debt financing during the three months ended September 30, 2013, which is an increase from $3,114for the same period in 2012.

We experienced a net loss of $27,003 during the three months ended September 30, 2013, as compared to a net loss of $18,377 for the three months ended September 30, 2012.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue for the nine months ended September 30, 2013 decreased to $60,758 from $81,396 for the nine months ended September 30, 2012. The decrease in revenue can be directly attributed to a decrease in contracts completed. During the nine month period ended September 30, 2013, we completed four contracts resulting in revenue of $60,758.

During the nine month period ended September 30, 2013, cost of sales increased to $7,479 from $7,209 for the same period in 2012. The increase was due to a increased need for specialized independent contractor services.

Operating expenses for the nine months ended September 30, 2013 decreased to $114,775 compared to $121,366 for the nine months ended September 30, 2012. This decrease is due to a reduced professional fees and rent, offset by increases in general and administrative expenses and management fees. The decrease in professional fees during the period was due to reduced legal and accounting fees related to regulatory compliance and the public offering of our securities. The decrease in rent during the period was due to a rent-free period arranged with the Company’s landlord from June 1, 2013 through to December 31, 2013. The increase in general and administrative expense was a result of increased operations during the period with commensurate increases in utilities, travel, entertainment and office expenses.

We incurred $11,923 in interest expenses due to debt financing during the nine months ended September 30, 2013, which is an increase from $9,450 for the same period in 2012.

We experienced a net loss of $69,014 during the nine months ended September 30, 2013, as compared to a net loss of $47,824 for the nine months ended September 30, 2012.

Liquidity and Capital Resources

As of September 30, 2013, our total assets were $3,891 comprised of $1,296 in cash, $2,595 and in accounts receivable. This is a decrease in total assets from $9,274 as of December 31, 2012. Our working capital deficit as of September 30, 2013 was $262,094, compared to a working capital deficit of $196,455 as of December 31, 2012.

Our increase in cash and liquidity is attributable to debt financing of $47,000 obtained by the registrant during the nine month period ended September 30, 2013.

During the nine months ended September 30, 2013, we used $56,008 of cash for operating activities compared to $65,339 for the same period in 2012.

Our cash flows from operations and our available capital are not presently sufficient to sustain our current level of operations for the next 12 months. Furthermore, we will require a minimum of $500,000 to expand and market our business. We plan to improve our cash position by focusing on increasing sales, improving profitability and equity financings.

Subsequent Event

On October 18, 2013, the Company issued an unsecured convertible note debenture in the principal amount of $202,000 to Building 400 Ltd. (the “Holder”), an unrelated party, in exchange for promissory notes previously issued by the Company in the aggregate principal amount of $202,000. The convertible debenture matures on December 31, 2018, and bears interest at 5% per annum, payable on the maturity date. Principal and accrued interest secured by the convertible debenture is convertible at any time by the Holder into shares of the Company’s common stock at a conversion rate of $0.01 per share. On the date of issuance, the convertible debenture was exercisable into 20,200,000 shares of the Company’s common stock.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended September 30, 2013, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2013, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

None.

Item 1A. Risk Factors

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registrant did not sell any securities during the three month period ended September 30, 2013.

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit	Description

31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROCAN HOLDINGS LTD.

Date: November 13, 2013	By: /s/ Michael Williams Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer