Form 10-K
period 2013-12-31
Eurocan Holdings Ltd.
filed 2014-04-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒    ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2013

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

Yes   ☐     No  ☒

The aggregate market value of the voting and non-voting common equity held by non-affiliates was $92,500 computed by reference to the price at which the registrant’s common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter.

As of April 10, 2014 the Registrant had 32,910,000 shares of its Common Stock outstanding.

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
1

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

As we are a “smaller reporting company” we are already provided with the above exemptions under Regulation S-K.

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

Corporate History

Eurocan was incorporated in the State of Nevada on February 11, 2004, for the purpose of engaging in internet marketing and promotion. On August 31, 2006, we acquired all the issued and outstanding shares of Michael Williams Web Design Inc. of New York, NY (“MWW”). At the time of the acquisition, MWW had been providing web development and internet services to various clients in New York City for a period of seven years. The acquisition of MWW resulted in a change in control of Eurocan Holdings, Ltd., with Michael Williams, the sole stockholder of MWW acquiring 7,500,000 shares of our common stock and majority control of Eurocan. MWW is our only subsidiary.

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

Because of rapidly changing technology, there will be a learning curve associated with familiarizing clients with what is available in mobile communications, in the applications that can be used and how they are used. Even the technology is itself an obstacle due to the rapid pace with which it changes. To address this, we plan to engage two mobile communications experts in the coming year who will be strictly devoted to mobile communications marketing. Our first hire will be engaged as the team expert consultant and a recognized industry expert. This hire is projected to be completed in the coming 4-6 months. The consultant will assess the opportunities within the competitive landscape as they relate to current clients. The second expert to be brought on as an employee with in-depth technical knowledge will be hired to work closely with the consultant to fully carry out the project management and development of the technology.

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

We currently lease 400 square feet of office space at 1 Union Square West, Suite 610, New York, NY 10003 as our corporate offices at an annual cost of $18,600. The space is leased from an independent third party. Our management believes that such facilities will be sufficient for our use for the foreseeable future and until we have begun to fully implement our business plan and require additional employees. We do not otherwise own or have an interest in real property.

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

Market Information.

Our shares trade on the OTCQB under the symbol AMCM. Very limited trading of our common stock has occurred during the past two years; therefore, only limited historical price information is available. The following table sets forth the high and low closing bid prices of our common stock (USD) for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

QUARTER ENDED	HIGH	LOW

March 31, 2014	$0.00	$0.00
December 31, 2013	$0.00	$0.00
September 30, 2013	$0.00	$0.00
June 30, 2013	-	-
March 31, 2013	-	-
December 31, 2012	-	-
September 30, 2012	-	-
June 30, 2012	-	-

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, 4045 South Spencer Street Suite 403 Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (800) 785-7782).

On April 10, 2014, the shareholders' list of our shares of common stock showed 45 registered holders of our shares of common stock and 32,910,000 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Results of Operations

We have suffered recurring losses and net cash outflows from operations since inception. When our cash flows from operations have been insufficient, our activities have been financed from the proceeds of share subscriptions and loans from management and non-affiliated third parties. We expect to continue to incur substantial losses to implement our business plan. We have not established any source of equity or debt financing and there can be no assurance that we will be able to obtain sufficient funds to implement our business plan. As a result of the foregoing, our auditors have expressed substantial doubt about our ability to continue as a going concern in our financial statements for the year ended December 31, 2013. If we cannot continue as a going concern, then investors may lose all of their investment.

Year Ended December 31, 2013 Compared to the Year Ended December 31, 2012

Revenue for the year ended December 31, 2013 decreased to $64,036 from $122,320 for the year ended December 31, 2012. The decrease in revenue can be directly attributed to a decrease in marketing and professional networking.

Operating expenses for the year ended December 31, 2013 decreased to $137,587 compared to $164,084 for the year ended December 31, 2012, due to decreased business activity. The Company generated a loss from operations of $81,767 during the year ended December 31, 2013 compared to a loss from operations of $51,049 for the year ended December 31, 2012.

General and administrative expenses decreased to $38,649 for the year ended December 31, 2013 (2012 - $44,991). The decrease in general and administrative expense was a result of a decrease in utilities, travel, entertainment and office expenses.

Management fees decreased to $14,275 for the year ended December 31, 2013 (2012 - $20,665). The decrease in management fees was a result of higher revenues.

Professional fees decreased to $74,032 for the year ended December 31, 2013 (2012 - $79,678). The decrease was a result of a decrease in legal fees.

Rent expense decreased to $10,631 for the year ended December 31, 2013 (2012 - $18,750). The decrease in rent was a result of moving to a smaller office space.

Liquidity and Capital Resources

As of December 31, 2013, the Company had cash of $618 and a working capital deficit of $77,315 compared to cash of $5,899 and a working capital deficit of $196,155 as of December 31, 2012. The Company’s decrease in cash and liquidity is attributable to a decrease in revenue.

During the year ended December 31, 2013 the Company used $65,050 of cash for operating activities compared to $67,229 during the year ended December 31, 2012.

As of December 31, 2013, the Company has funded its initial operations through the issuance common stock, loans from third parties and a loan from the President of the Company.

On October 18, 2013, the Company issued an unsecured convertible note in the principal amount of $202,000 (the “Note”) to Building 400 Ltd., an unrelated corporation domiciled outside the United States (the “Investor”), in exchange for promissory notes previously issued by the Company in the aggregate principal amount of $202,000. The Note bore interest at the rate of 5% per annum, payable on the maturity date of December 31, 2018, and was convertible into shares of the Company’s common stock at the rate of one share for every $0.01 of indebtedness secured by the Note.

On November 9, 2013, the Investor delivered notice of its exercise of a right under the Note to convert $202,000 in debt secured by the Note into 20,200,000 shares of the Company’s common stock (the “Shares”). The issuance of the Shares was duly approved by resolution of the Registrant’s Board of Directors on November 12, 2013. The Shares were issued on November 13, 2013, in a transaction that was exempt from registration under section 4(2) of the Securities Act of 1933, as amended, and Regulation S promulgated thereunder.

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

INDEX TO FINANCIAL STATEMENTS

EUROCAN HOLDINGS LTD.

FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2013 AND 2012

Report of Independent Registered Public Accounting Firm

Balance Sheets

Statements of Stockholders Equity (Deficiency)

Statements of Operations and Comprehensive Loss

Statements of Cash Flows

Notes to Financial Statements

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

The Board of Directors

Eurocan Holdings Ltd.

1 Union Square West, Suite 610

New York, NY 10003

We have audited the accompanying consolidated balance sheets of Eurocan Holdings Ltd. and its subsidiary (collectively, the “Company”) as of December 31, 2013 and 2012 and the related consolidated statement of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Eurocan Holdings Ltd. and its subsidiary as of December 31, 2013 and 2012, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ MaloneBailey, LLP

MaloneBailey, LLP

www.malone−bailey.com

Houston, Texas

April 10, 2014

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	December 31, 2013 $	December 31, 2012 $

ASSETS

Current Assets

Cash	618	5,899
Accounts receivable	–	300

Total Current Assets	618	6,199

Other Assets
Security Deposit	–	3,075

Total Assets	618	9,274

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,640	37,771
Accrued liabilities	31,199	9,583
Deferred revenue	730	–
Due to related party (Note 6)	1,214	–
Notes payable (Note 5)	7,150	155,000

Total Liabilities	77,933	202,354

Contingencies and Commitments	–	–

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–

Common Stock, 900,000,000 shares authorized, par value $0.0001; 32,910,000 and 12,710,000 shares issued and outstanding, respectively	3,291	1,271

Additional Paid-In Capital	246,691	46,711

Deficit	(327,297)	(241,062)

Total Stockholders’ Deficit	(77,315)	(193,080)

Total Liabilities and Stockholders’ Deficit	618	9,274

The accompanying notes are an integral part of these consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Year Ended	For the Year Ended
	December 31, 2013	December 31, 2012
	$	$

Revenue	64,036	122,320

Cost of Sales	8,216	9,285

Gross Margin	55,820	113,035

Expenses

Rent	10,631	18,750
General and administrative	38,649	44,991
Management fees (Note 6)	14,275	20,665
Professional fees	74,032	79,678

Total Operating Expenses	137,587	164,084

Loss from Operations	(81,767)	(51,049)

Other Income (Expenses)

Other income	10,742	8,805
Interest and bank charges	(15,210)	(14,774)

Total Other Income (Expenses)	(4,468)	(5,969)

Net Loss	(86,235)	(57,018)

Net Loss Per Share – Basic and Diluted	(0.01)	(0.00)

Weighted Average Common Shares Outstanding – Basic and Diluted	15,034,384	12,710,000

The accompanying notes are an integral part of these consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Year Ended December 31, 2013 $	For the Year Ended December 31, 2012 $

Cash Flows From Operating Activities

Net loss for the period	(86,235)	(57,018)

Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	(4,405)	–
Bad debt expense	490	–

Changes in operating assets and liabilities:
Accounts receivable	(190)	365
Prepaid expenses and other current assets	–	2,800
Security deposits	3,075	(3,075)
Deferred revenue	730	(1,200)
Accounts payable and accrued liabilities	21,485	(9,101)

Net Cash Used In Operating Activities	(65,050)	(67,229)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	4,405	–

Net Cash Provided by Investing Activities	4,405	–

Cash Flows From Financing Activities
Proceeds from related party debt	1,214	–
Principal payments on related party debt	–	(4,610)
Proceeds from notes payable	54,150	75,000

Net Cash Provided By (Used In) Financing Activities	55,364	70,390

Net Increase (Decrease) in Cash	(5,281)	3,161

Cash - Beginning of Period	5,899	2,738

Cash - End of Period	618	5,899

Supplemental Disclosures
Cash paid during the year for:

Income taxes paid	50	2,110
Interest paid	8,935	10,263

Supplemental Schedule of Non-Cash Investing and Financing Activities

Assignment of debt between creditors	202,000	–
Conversion of debt for common stock	202,000	–

The accompanying notes are an integral part of these consolidated financial statements.

Eurocan Holdings Ltd.

Consolidated Statement of Stockholders’ Deficit

(Expressed in U.S. dollars)

	Number of Shares	Amount	Additional Paid-In Capital	Deficit	Total
	#	$	$	$	$

Balance – December 31, 2011	12,710,000	1,271	46,711	(184,044)	(136,062)

Net loss for the year	–	–	–	(57,018)	(57,018)

Balance – December 31, 2012	12,710,000	1,271	46,711	(241,062)	(193,080)

Issuance of common stock – note conversion	20,200,000	2,020	199,980	-	202,000

Net loss for the year	-	-	-	(86,235)	(86,235)

Balance – December 31, 2013	32,910,000	3,291	246,691	(327,297)	(77,315)

The accompanying notes are an integral part of these consolidated financial statements.

EUROCAN HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

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

On November 13, 2013, Building 400 Ltd (“The Investor”) exercised its right under a convertible debenture dated October 28, 2013 to convert $202,000 in debt secured by the debenture into 20,200,000 shares of the Company’s common stock. As a result of the Issuance of stock, the investor’s beneficial ownership is 61.4% of The Company’s common stock.

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

2.	Summary of Significant Accounting Policies

a.       Basis of Presentation and Fiscal Year

These consolidated financial statements and related notes are presented in accordance with accounting principles generally accepted in the United States, and are expressed in U.S, dollars. The Company’s fiscal years-end is December 31.

b.       Consolidation

The accompanying consolidated financial statements represent the consolidated operations of Eurocan Holdings. Ltd. and its wholly-owned subsidiary MWWD. Intercompany balances and transactions have been eliminated in consolidation.

c.       Use of Estimates

The preparation of these consolidated financial statements in accordance with United States generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and

EUROCAN HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

c.       Use of Estimates (continued)

the reported amounts of revenue and expenses in the reporting period. The Company regularly evaluates estimates and assumptions related to recoverability of long-lived assets, and deferred income tax asset valuations. The Company bases its estimates and assumptions on currents facts, historical experience and various other factors that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities and the accrual of costa and expenses that are not readily apparent from other sources. The actual results experienced by the Company may differ materially and adversely from the Company’s estimates. To the extent there are material differences between the estimates and the actual results, future results of operations will be affected.

d.       Cash and Cash Equivalents

The Company considers all highly liquid instruments with maturity of three months or less at the time of issuance to be cash equivalents.

e.       Accounts Receivable:

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

g.       Financial Instruments

The Company’s financial instruments consist principally of cash, accounts receivable, accounts payable, notes payable and amounts due to a related party. The Company believes that the recorded values of all of other financial instruments approximate their current fair values because of their nature and respective maturity dates or durations.

h.       Long-Lived Assets

In accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 360, Property, Plant and Equipment, the Company tests long-lived assets or asset groups for recoverability when events or changes in circumstances indicate that their carrying amount may not be recoverable. Circumstances which could trigger a review include, but are not limited to; significant decreases in the market price of the asset; significant adverse changes in the business climate or legal factors; accumulation of costs significantly in excess of the amount originally expected for the acquisition or construction of the asset; current period cash flow or operating losses combined with a history of losses or a forecast of continuing losses associated with the use of the asset; and current expectation that the asset will more likely than not be sold or disposed significantly before the end of its estimated useful life. Recoverability is assessed based on the carrying amount of the asset and its fair value which is generally determined based on the sum of the undiscounted cash flow expected to result from the use and the eventual disposal of the asset, as well as specific appraisal in certain instances. An impairment loss is recognized when the carrying amount is not recoverable and exceeds fair value. No impairment losses were recognized for the years ended December 31, 2013 and 2012.

i.       Basic and Diluted Net Income (Loss) per Share

The Company computes earnings (loss) per share in accordance with ASC 260, Earnings per Share. ASC 260 requires presentation of both basic and diluted earnings per share (“EPS”) on the face of the income statement. Basic EPS is computed by dividing net income (loss) available to common shareholders (numerator) by the weighted average number of common shares outstanding (denominator) during the period. Diluted EPS gives effect to all dilutive potential common shares outstanding the period including stock options, using the treasury stock method, and convertible preferred stock, using the if-converted method. In computing diluted EPS, the average stock price for the period is used in determining the number of shares assumed to be purchased from the exercise of stock options or warrants. Diluted EPS excludes all dilutive potential common shares if their effect is anti-dilutive. There were no common stock equivalents as of December 31, 2013 and 2012. Therefore, basic and diluted EPS are the same for the periods then ended.

EUROCAN HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (continued)

j.       Fair Value Measurements

The fair value of assets and liabilities approximate the carrying amount because of the short maturity of these instruments.

k.       Income Taxes

The Company accounts for income taxes using the asset and liability method in accordance with ASC 740, Income Taxes, Potential benefits of income tax losses are not recognized in the accounts until realization is more likely than not. The Company is required to compute tax assets benefits for net operating losses carried forward.

The Company does not file a consolidated tax return with its Subsidiary company. The Company evaluates tax positions taken or expected to be taken in the course of preparing the Company’s tax returns to determine whether the tax positions are “more-likely-than-not” of being sustained by the applicable tax authorities. Tax positions not deemed to meet the more-likely-than-not threshold are recorded as tax benefits or expenses in the current year. Management has analyzed the company’s tax positions taken on Federal tax returns for all open tax years and has concluded that no provision for federal income tax is required in the Company’s financial statement. The Company files a Nevada state return which has no state corporation tax.

The Subsidiary has elected to be treated as an “S” Corporation for Federal and New York State income tax purposes. The stockholders of an S Corporation include their respective shares of the corporation’s income or loss in their individual income tax returns. Accordingly, the Subsidiary pays no federal and New York State income taxes, and pays de minims New York City taxes.

The Company and Subsidiary’s prior tax returns remain open for examination by tax authorities.

l.       Revenue Recognition

Revenue consists of web designing, web hosting, and maintenance services and is recognized only when the price is fixed or determinable, persuasive evidence of an arrangement exist, the service is delivered, and collectability is reasonably assured.

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

EUROCAN HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

2.	Summary of Significant Accounting Policies (continued)

o.       Subsequent Events

The Company and Affiliate have evaluated subsequent events and transactions for potential recognition or disclosure through the date of the accountants’ compilation report, which is the date the financial statements were available to be issued.

3.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $327,297. In addition, the Company generated negative cash flows from operations during the years ended December 31, 2013 and 2012. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

4.	Notes Payable

As of December 31, 2012 the Company had received advances totaling $155,000 of which $125,000 earned interest at 5%, was unsecured and due on demand. The remaining $30,000 promissory note was non-interest bearing, unsecured and due on demand. These were assigned to the holder of the convertible debenture on October 18, 2013.

During the nine months ended September 30, 2013 the Company received advances totaling $47,000 and issued promissory notes to non-related parties. The notes bear interest at 5%, are unsecured and are due on demand. These were assigned to the holder of the convertible debenture on October 18, 2013.

On October 18, 2013, the Company issued an unsecured convertible note debenture in the principal amount of $202,000 to an unrelated party. Notes payable in the amount of $202,000 were assigned to the holder of the debenture. The convertible debenture agreement allowed the holder to convert any or the entire principal into fully paid and non-assessable common shares of the Company at a conversion rate equal to one common share for each $0.01 of indebtedness. The debenture was converted into 20,200,000 shares of common stock on November 13, 2013.

During October, 2013 the Company received advances totaling $7,150 and issued non-interest bearing promissory notes, unsecured and due on demand.

5.	Related Party Transactions

During the years ended December 31, 2013 and 2012, a director of the Company received $14,275 and $20,665, respectively, as compensation for management services provided to the Company.

As of December 31, 2013 and 2012 the Company owed $1,214 and $ 0, respectively to the President of the Company. This amount is non-interest bearing, unsecured and due on demand.

EUROCAN HOLDINGS LTD.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2013 AND 2012

6.	Common Stock and Preferred Stock

The Company has 100,000,000 shares of preferred stock authorized and none issued. The Company has 900,000,000 shares of common stock authorized, of which 32,910,000 and 12,710,000 shares are issued and outstanding for years ended December 31, 2013 and 2012, respectively. All shares of common stock are non-assessable and non-cumulative, with no pre-emptive rights.

During the year, ended December 31, 2012 the Company issued 20,200,000 shares of Common stock at $0.01 per share on conversion of a debenture.

7.	Commitment

In 2011 the Company renewed its lease agreement for two years with a company to provide office space. The Company agreed to pay equal monthly installments of $1,600 on the first year and $1,625 in the second year as rent expense and related security charges. The Company did not renew its lease agreement in 2013.

Rent expense was $10,631 and $18,750 for the years ended December 31, 2013 and 2012, respectively.

8.	Income Taxes

The Company uses the liability method, where deferred tax assets and liabilities are determined based on the expected future tax consequences of temporary differences between the carrying amounts of assets and liabilities for financial and income tax reporting purposes.

During the years ended December 31, 2013 and 2012, the Company incurred net losses and, therefore, had no tax liability. The net deferred tax asset generated by the loss carry-forward has been fully reserved. The cumulative net operating loss carry-forward is approximately $391,511 and $305,276 as of December 31, 2013 and 2012, and will expire in the years 2027 through 2033.

As of December 31, 2013 and 2012, deferred tax assets consisted of the following:

	December 31, 2013	December 31, 2012
	$	$

Current Deferred Tax Assets:

Operating loss carry-forwards	137,029	106,847
Less: valuation allowance	(137,029)	(106,847)

Net Deferred Tax Asset	–	–

9.	Major Customers

During the years ended December 31, 2013 and 2012 four customers accounted for approximately 83% and 85% of revenue.

10.	Subsequent Events

During the three month period ended March 31, 2014, the Company issued eight promissory notes to non-affiliated investors to secure the repayment of $56,965.35 advanced to the Company and on its behalf by the investor. The promissory notes are payable on demand and do not accrue interest. There has been no repayment of any indebtedness secured by the promissory notes.

Item 9.	Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2013. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), to allow timely decisions regarding required disclosures.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2013, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2013, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

			Term Period Served as
Name and Address	Position	Age	Director/Officer

Michael Williams	Chief Executive Officer, President, Chief Financial Officer and a director	47	2006 to present
Daniela Anastasio	Secretary, Director	35	2010 to present

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

Committees of the Board

All proceedings of the board of directors for the fiscal year ended December 31, 2013 were conducted by resolutions consented to in writing by our board of directors and filed with the minutes of the proceedings of our board of directors. Eurocan does not have nominating, compensation or audit committees or committees performing similar functions nor does our company have a written nominating, compensation or audit committee charter. Our board of directors does not believe that it is necessary to have such committees because it believes that the functions of such committees can be adequately performed by the board of directors.

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

To date we have no employees other than our officers and directors. No compensation has been awarded, earned or paid to our officers and directors. We have no employment agreements with our officers. We do not contemplate entering into any employment agreements until such time as we have positive cash flows from operations.

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

The following table sets forth, as of December 31, 2013, information concerning ownership of the Company’s securities by (i) each Director, (ii) each executive officer, (iii) all directors and executive officers as a group; and (iv) each person known to the Company to be the beneficial owner of more than five percent of each class. The number and percentage of shares beneficially owned includes any shares as to which the named person has sole or shared voting power or investment power and any shares that the named person has the right to acquire within 60 days.

	Beneficial Ownership
Name of Beneficial Owner	Common Shares	Percentage of class
Michael Williams	17,300,000	10.5%
Daniela Anastasio	0	0.0%
All directors and executive officers, as a group	17,300,000	10.5%
Building 400 Ltd.	101,000,000	61.4%

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

As of December 31, 2013 the Company owed $1,214 to Michael Williams for expenses incurred on behalf of the Company (December 31, 2012: $Nil.)

During the years ended December 31, 2013 and 2012, Michael Williams received $14,275 respectively, as compensation for management services provided to the Company.

Item 14.	Principal Accounting Fees and Services

Audit Fees

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of the Company’s annual financial statements included in its registration statement on Form S-1 (Commission File No. 333-177918) for the fiscal year ended December 31, 2012 were $24,000.

The aggregate fees billed by MaloneBailey LLP for professional services rendered for the audit of our annual financial statements included in this Annual Report on Form 10-K for the fiscal year ended December 31, 2013 will be approximately $24,000.

Audit Related Fees

For the fiscal years ended December 31, 2013 and 2012, the aggregate fees billed for assurance and related services by MaloneBaileyLLP relating to our quarterly financial statements which are not reported under the caption “Audit Fees” above, were $0 and $0, respectively.

Tax Fees

For the fiscal years ended December 31, 2013 and 2012, the aggregate fees billed for tax compliance, by MaloneBailey LLP were nil.

All Other Fees

For the fiscal years ended December 31, 2013 and 2012, the aggregate fees billed by MaloneBailey LLP for other non-audit professional services, other than those services listed above, totaled nil.

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

PART IV

ITEM 15.	EXHIBITS

Exhibit	Title

3.1	Amended and Restated Articles of Incorporation, Eurocan Holdings Ltd. (1)
3.2	Amended and Restated Bylaws, Eurocan Holdings Ltd. (1)
14.1	Code of Ethics for Senior Financial Officers, Eurocan Holdings Ltd. (2)
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instances Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1) Previously included as an exhibit to the Registration Statement on Form S-1 filed November 14, 2011.

(2) Previously included as an exhibit to the Annual Report on Form 10-K filed March 21, 2013.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROCAN HOLDINGS LTD.

Date: April 10, 2014	By: /s/ Michael Williams Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

SIGNATURE	TITLE	DATE
/s/ Micheal William Micheal Williams	Chief Executive Officer, President and a director	April 10, 2014

/s/ Daniela Anastasi Daniela Anastasio	Secretary and a director	April 10, 2014

