Form 10-Q
period 2014-03-31
Eurocan Holdings Ltd.
filed 2014-05-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2014

or

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

Yes ☐ No ☒

As of May 7, 2014 the registrant had 32,910,000 shares of its Common Stock outstanding.

Part I -- Financial Information

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	March 31, 2014 $	December 31, 2013 $
	(unaudited)
ASSETS

Current Assets

Cash	28	618

Total Current Assets	28	618

Total Assets	28	618

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,859	37,640
Accrued liabilities	31,558	31,199
Deferred revenue	730	730
Due to related party (Note 4)	5,580	1,214
Notes payable (Note 3)	41,358	7,150

Total Liabilities	117,085	77,933

Contingencies and Commitments		–

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–

Common Stock, 900,000,000 shares authorized, par value $0.0001; 32,910,000 and 32,910,000 shares issued and outstanding, respectively	3,291	3,291

Additional Paid-In Capital	246,691	246,691

Deficit	(367,039)	(327,297)

Total Stockholders’ Deficit	(117,057)	(77,315)

Total Liabilities and Stockholders’ Deficit	28	618

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended
	March 31,	March 31,
	2014	2013
	$	$
	(unaudited)	(unaudited)

Revenue	1,000	33,340
Cost of Sales	215	1,693

Gross Margin	785	31,647

Expenses
Rent	–	6,100
General and administrative	2,914	13,161
Management fees	–	11,200
Professional fees	34,576	21,270
Wages and payroll taxes	–	(4,405)

Total Operating Expenses	37,490	47,326

Loss from Operations	(36,705)	(15,679)

Other Income (Expense)
Interest and bank charges	(3,037)	(3,454)

Total Other Income (Expense)	(3,037)	(3,454)

Net Loss	(39,742)	(19,133)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	32,910,000	12,710,000

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Three Months Ended March 31, 2014 $ (unaudited)	For the Three Months Ended March 31, 2013 $ (unaudited)

Operating Activities

Net loss for the period	(39,742)	(19,133)

Adjustment to reconcile net loss to net cash used in operating activities:
Gain on sale of property and equipment	–	(4,405)

Changes in operating assets and liabilities:
Accounts receivable	–	(1,135)
Accounts payable and accrued liabilities	578	3,800

Net Cash Used In Operating Activities	(39,164)	(20,873)

Cash Flows From Investing Activities
Proceeds from sale of property and equipment	–	4,405

Net Cash Provided By Investing Activities	–	4,405

Financing Activities
Proceeds from notes payable	34,208	15,000
Proceeds from related party debt	4,366	–

Net Cash Provided By Financing Activities	38,574	15,000

Increase (decrease) in Cash	(590)	(1,468)

Cash - Beginning of Period	618	5,899

Cash - End of Period	28	4,431

Supplemental Disclosures:

Interest paid	2,400	2,371
Income taxes paid	–	50

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

March 31, 2014

(Expressed in U.S. dollars)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2012 annual financial statements and notes thereto. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosure required in the Company’s 2013 annual financial statements have been omitted.

2.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $367,039. In addition, the Company generated negative cash flows from operations during the year ended December 31, 2013 and during the three months ended March 31, 2014. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

During the three months ended March 31, 2014 the Company received advances totaling $34,208 and issued six promissory notes to non-related parties. These notes are non-interest bearing, unsecured and due on demand.

4.	Related Party Transactions

As of March 31, 2014 and December 31, 2013, the Company owed $5,580 and $1,214, respectively to the director of the Company. The amount is non-interest bearing, unsecured and due on demand.

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

Three Months Ended March 31, 2014 Compared to the Three Months Ended March 31, 2013

Revenue for the three months ended March 31, 2014 decreased to $1,000 from $33,340 for the three months ended March 31, 2013. The decrease in revenue can be directly attributed to an decrease in contracts completed. During the three month period ended March 31, 2014, we completed no contracts. As of March 31, 2014, we have no contracts in process. We have no new contract that commenced after March 31, 2014. The decrease in cost of sales was due to reduced labor requirements.

Operating expenses for the three months ended March 31, 2014 decreased to $37,490 compared to $47,326 for the three months ended March 31, 2013. This decrease is primarily due to a decrease in management fees, general and administrative expenses and rent, offset against increases in professional fees and wages/payroll taxes. The decrease in general and administrative expense was a result of a decrease in utilities, travel, entertainment and office expenses. The increase in professional fees during the period was due to an increase in legal and accounting fees.

We experienced a net loss of $36,742 during the three months ended March 31, 2014, as compared to a net loss of $19,133 for the three months ended March 31, 2013.

Liquidity and Capital Resources

As of March 31, 2014, our total assets were $28 comprised entirely of cash. This is a decrease in total assets from $618 as of December 31, 2013. Our working capital deficit as of March 31, 2014 was $117,057, compared to a working capital deficit of $77,315 as of December 31, 2013.

During the three months ended March 31, 2014, we used $39,164 of cash for operating activities compared to $20,873 for the three months ended March 31, 2013.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended March 31, 2014, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

The registrant did not sell any securities during the three month period ended March 31, 2014.

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

EUROCAN HOLDINGS LTD.

Date: May 14, 2014	By: /s/ Michael Williams Michael Williams Chief Executive Officer, President, Chief Financial Officer and Principal Accounting Officer

