Form 10-Q
period 2014-06-30
Eurocan Holdings Ltd.
filed 2014-08-11
CIK 1534708

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

As of August 4, 2014 the registrant had 32,910,000 shares of its Common Stock outstanding.

Part I – Financial Information

Eurocan Holdings Ltd.

Consolidated Balance Sheets

(Expressed in US dollars)

	June 30, 2014 $ (unaudited)	December 31, 2013 $

ASSETS

Current Assets

Cash	17,478	618
Interest receivable	354	–
Note receivable	150,000	–

Total Current Assets	167,832	618

Total Assets	167,832	618

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities

Accounts payable	37,564	37,640
Accrued liabilities	16,949	31,199
Deferred revenue	16,670	730
Due to related party (Note 5)	9,070	1,214
Notes payable (Note 4)	218,230	7,150

Total Liabilities	298,483	77,933

Stockholders’ Deficit

Preferred Stock, 100,000,000 shares authorized, par value $0.0001; None issued and outstanding	–	–

Common Stock, 900,000,000 shares authorized, par value $0.0001; 32,910,000 and 32,910,000 shares issued and outstanding, respectively	3,291	3,291

Additional Paid-In Capital	246,691	246,691

Deficit	(380,633)	(327,297)

Total Stockholders’ Deficit	(130,651)	(77,315)

Total Liabilities and Stockholders’ Deficit	167,832	618

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Operations

(Expressed in US dollars)

	For the Three Months Ended	For the Three Months Ended	For the Six Months Ended	For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013
	$	$	$	$
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

Revenue	7,139	16,023	8,139	49,363
Cost of Sales	–	4,434	215	6,127

Gross Margin	7,139	11,589	7,924	43,236

Expenses

Rent	–	1,092	–	7,192
General and administrative	5,650	10,147	8,564	23,308
Management fees (Note 5)	–	–	–	11,200
Professional fees	12,399	19,177	46,975	40,447

Total Operating Expenses	18,049	30,416	55,539	82,147

Loss from Operations	(10,910)	(18,827)	(47,615)	(38,911)

Other Income (Expense)

Interest income	354	–	354	–
Other income	–	–	–	4,405
Interest and bank charges	(3,038)	(4,051)	(6,075)	(7,505)

Total Other Income (Expense)	(2,684)	(4,051)	(5,721)	(3,100)

Net Loss	(13,594)	(22,878)	(53,336)	(42,011)

Net Loss Per Share – Basic and Diluted	(0.00)	(0.00)	(0.00)	(0.00)

Weighted Average Shares Outstanding – Basic and Diluted	32,910,000	12,710,000	32,910,000	12,710,000

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Consolidated Statements of Cash Flows

(Expressed in US dollars)

	For the Six Months Ended June 30, 2014 $ (unaudited)	For the Six Months Ended June 30, 2013 $ (unaudited)

Operating Activities

Net loss for the period	(53,336)	(42,011)

Adjustment to reconcile net loss to net cash used in operating activities:
Interest receivable	(354)	–
Gain on sale of property and equipment	–	(4,405)

Changes in operating assets and liabilities:
Accounts receivable	–	(1,040)
Accounts payable and accrued liabilities	(14,326)	2,276
Deferred revenue	15,940	–

Net Cash Used In Operating Activities	(52,076)	(45,180)

Cash Flows From Investing Activities
Note receivable	(150,000)	–
Proceeds from sale of property and equipment	–	4,405

Net Cash (Used In) Provided By Investing Activities	(150,000)	4,405

Financing Activities
Principal payments on related party debt	7,856	–
Proceeds from notes payable	211,080	35,000

Net Cash Provided By Financing Activities	218,936	35,000

Increase (decrease) in Cash	16,860	(5,775)

Cash - Beginning of Period	618	5,899

Cash - End of Period	17,478	124

Supplemental Disclosures:

Income taxes paid	–	50
Interest paid	4,808	4,576

The accompanying notes are an integral part of these unaudited financial statements.

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

1.	Basis of Presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the Company’s audited 2013 annual financial statements and notes thereto. In the opinion of management, all adjustments consisting of normal recurring adjustments, necessary for a fair presentation of financial position, the results of operations and cash flow for the interim periods presented have been reflected herein. The results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Notes to the financial statements, which would substantially duplicate the disclosures required in the Company’s 2013 annual financial statements have been omitted.

2.	Going Concern

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of $380,633 and negative working capital of $130,651. In addition, the Company generated negative cash flows from operations during the year ended December 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

3.	Note Receivable

On June 17, 2014, the Company loaned the sum of $150,000 to Eastside Distilling LLC, an Oregon corporation. The loan accrues interest daily at the rate of 5% per annum (computed on the basis of the actual number of days elapsed and a year of 360 days and compounded monthly) and is secured  with any and all asset of the Eastside Distilling LLC from June 13, 2014. The loan matures on June 13, 2015, but it may be prepaid in whole or in part at any time prior to the maturity date. As at June 30, 2014, the entire principal amount of the loan and $354 in accrued interest remain outstanding.

4.	Notes Payable

During October, 2013 the Company received advances totaling $7,150 and issued non-interest bearing promissory notes, unsecured and due on demand. As at June 30, 2014, the entire principal amount of the note remains outstanding.

During the six months ended June 30, 2014 the Company received advances totaling $211,080 and issued eleven promissory notes to non-related parties. These notes are non-interest bearing, unsecured and due on demand. As at June 30, 2014, the entire principal amount of the note remains outstanding.

5

Eurocan Holdings Ltd.

Notes to Consolidated Financial Statements

June 30, 2014

(Expressed in U.S. dollars)

5.	Related Party Transactions

During the six months ended June 30, 2013 a director of the Company received $11,200 as compensation for management services provided to the Company.

As of June 30, 2014 and December 31, 2013, the Company owed $9,070 and $1,214, respectively to the director of the Company. The amount is non-interest bearing, unsecured and due on demand.

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

Our cash flows from operations and our available capital are not presently sufficient to sustain our current level of operations for the next 12 months. Furthermore, we anticipate that a minimum of $500,000 will be required to expand the breadth and scope of our business and implement our sales and marketing strategy. We plan to improve our cash position by focusing on increasing sales, improving profitability and a combination of capital sources, including debt and equity financings. Any future financing through equity investments will likely be dilutive to existing stockholders. Also, the terms of securities we may issue in future capital transactions may be more favorable for our new investors. Newly issued securities may include preferences, superior voting rights, and the issuance of warrants or other derivative securities, which may have additional dilutive effects. Further, we may incur substantial costs in pursuing future capital and financing, including investment banking fees, legal fees, accounting fees, printing and distribution expenses and other costs. We may also be required to recognize non-cash expenses in connection with certain securities we may issue, such as convertible notes and warrants, which will adversely impact our financial condition.

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

Three Months Ended June 30, 2014 Compared to the Three Months Ended June 30, 2013

Revenue for the three months ended June 30, 2014 decreased to $7,139 from $16,023 for the three months ended June 30, 2013. The decrease in revenue can be directly attributed to a decrease in contracts completed. During the three month period ended June 30, 2014, we completed one contract resulting in revenue of $7,139. As of June 30, 2014, we have one contract in process for which we expect to receive $16,669.98 in revenue. We have no new contracts that commenced after June 30, 2014. The decrease in cost of sales was due to reduced labor requirements.

Operating expenses for the three months ended June 30, 2014 decreased to $18,049 compared to $30,416 for the three months ended June 30, 2013. This decrease is primarily due to a decrease in professional fees and general and administrative expenses, offset against increases in professional fees and wages/payroll taxes. The decrease in professional fees during the period was due to legal and accounting fees payable in relation to our initial public offering last year. The decrease in general and administrative expense was a result of a decrease in utilities, travel, entertainment and office expenses.

We experienced a net loss of $10,910 during the three months ended June 30, 2014, as compared to a net loss of $18,827 for the three months ended June 30, 2013.

Six Months Ended June 30, 2014 Compared to the Six Months Ended June 30, 2013

Revenue for the six months ended June 30, 2014 decreased to $8,139 from $49,636 for the six months ended June 30, 2013.  The decrease in revenue can be directly attributed to a decrease in contracts completed. During the six month period ended June 30, 2014, we completed six contracts resulting in revenue of $8,139.  As of June 30, 2014, we have one contract in process for which we expect to receive $16,669.98 in revenue.  We have no new contracts that commenced after June 30, 2014. The decrease in cost of sales was due to reduced labor requirements.

Operating expenses for the six months ended June 30, 2014 decreased to $55,539 compared to $82,147 for the six months ended June 30, 2013. This decrease is primarily due to a decrease in general and administrative expenses , rent and management fees, offset against an increase in professional fees. The decrease in general and administrative expense was a result of a decrease in utilities, travel, entertainment and office expenses. The increase in professional fees during the period was due to an increase in legal and accounting fees.

We experienced a net loss of $47,615 during the six months ended June 30, 2014, as compared to a net loss of $38,911 for the six months ended June 30, 2013.

Liquidity and Capital Resources

As of June 30, 2014, our total assets were $167,832 comprised of $17,478 in cash, a note receivable for $150,000 and $354 in other receivables. This is an increase in total assets from $618 as of December 31, 2013. Our working capital deficit as of June 30, 2014 was $130,651, compared to a working capital deficit of $77,315 as of December 31, 2013.

During the six months ended June 30, 2014, we used $52,076 of cash for operating activities compared to $45,180 for the six months ended June 30, 2013.

Our cash flows from operations and our available capital are not presently sufficient to sustain our current level of operations for the next 12 months. Furthermore, we will require a minimum of $500,000 to expand and market our business. We plan to improve our cash position by focusing on increasing sales, improving profitability and a combination of capital sources, including debt and equity financings.

During the six months ended June 30, 2014 the Company received advances totaling $211,080 and issued eleven promissory notes to non-related parties. These notes are non-interest bearing, unsecured and due on demand.

On June 17, 2014, the Company loaned the sum of $150,000 to Eastside Distilling LLC, an Oregon corporation. The loan accrues interest daily at the rate of 5% per annum (computed on the basis of the actual number of days elapsed and a year of 360 days and compounded monthly) from June 13, 2014. The loan matures on June 13, 2015, but it may be prepaid in whole or in part at any time prior to the maturity date. The terms of the loan are more particularly set forth in a promissory note, dated June 13, 2014, a copy of which is filed as Exhibit 10.1 to this Quarterly Report (the “Eastside Note”). The description of the loan set forth herein does not purport to be complete and is qualified in its entirety by reference to the terms of the Eastside Note.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended June 30, 2014, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

The registrant did not sell any securities during the three month period ended June 30, 2014.

Item 3. Default Upon Senior Notes

Not applicable.

Item 5. Other Information

(a) Other Events

Entry Into Material Definitive Agreements

On June 15, 2014, the Company issued a promissory note to Crystal Falls LLC to secure a loan to the Company of $150,000 (the “Crystal Note”). The Crystal Note does not accrue interest and is due and payable on demand. There was no material relationship between Crystal Falls LLC and the Company or any of their respective members, managers, directors or officers or any associate of any such members, managers, directors or officers prior to execution of the note. The description of the note set forth herein does not purport to be complete and is qualified in its entirety by reference to the terms of the note, which is filed as Exhibit 10.2 to this Quarterly Report.

On June 17, 2014, the Company loaned the sum of $150,000 to Eastside Distilling LLC, an Oregon corporation. The loan accrues interest daily at the rate of 5% per annum (computed on the basis of the actual number of days elapsed and a year of 360 days and compounded monthly) from June 13, 2014. The loan matures on June 13, 2015, but it may be prepaid in whole or in part at any time prior to the maturity date. The terms of the loan are more particularly set forth in the Eastside Note, a copy of which is filed as Exhibit 10.1 to this Quarterly Report. The description of the loan set forth herein does not purport to be complete and is qualified in its entirety by reference to the terms of the Eastside Note. There was no material relationship between Eastside Distilling LLC and the Company or any of their respective members, managers, directors or officers or any associate of any such members, managers, directors or officers prior to execution of the Eastside Note. The Company is interested in the vertical that Eastside represents and are presently discussing a greater business relationship. Otherwise, the Company takes the position that it has no legal obligation to disclose more than it has; that we aren't going to disclose information that could create false expectations; and further, the company has sound business reasons to keep the information confidential.

Item 6. Exhibits

Exhibit	Description

10.1	Promissory Note dated June 15, 2014
10.2	Eastside Distilling, LLC, 5% Secured Convertible Promissory Note, dated June 17, 2014
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Schema Document
101.CAL	XBRL Calculation Linkbase Document
101.DEF	XBRL Definition Linkbase Document
101.LAB	XBRL Label Linkbase Document
101.PRE	XBRL Presentation Linkbase Document

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

EUROCAN HOLDINGS LTD.

Date: August 11, 2014	By:	/s/ Michael Williams
Michael Williams Chief Executive Officer, President,
Chief Financial Officer and
Principal Accounting Officer

