Form 10-Q
period 2014-09-30
Eurocan Holdings Ltd.
filed 2014-11-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________________ to _________________

Commission File No.: 000-54959

EUROCAN HOLDINGS, LTD.

(Exact name of registrant as specified in its charter)

Nevada	20-8767728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1805 SE Martin Luther King Jr. Blvd.

Portland, Oregon 97214

(Address of principal executive offices)

Issuer’s telephone number: (503) 926-7060

(Former name, former address and former fiscal year, if changed since last report)

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

Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No   ☒

As of November 12, 2014, 40,000,000 shares of our common stock were outstanding.

EUROCAN HOLDINGS, LTD.

FORM 10-Q

September 30, 2014

EUROCAN HOLDINGS LTD.

CONSOLIDATED BALANCE SHEETS

(EXPRESSED IN US DOLLARS)

	September 30,	December 31,
	2014	2013
	(unaudited)	(audited)
ASSETS

CURRENT ASSETS
Cash	229	618
Accounts Receivable	5,240	-
Interest receivable	2,241	-
Note receivable	150,000	-

TOTAL CURRENT ASSETS	157,710	618

TOTAL ASSETS	157,710	618

LIABILITIES & STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable	38,100	37,640
Accrued liabilities	11,302	31,199
Deferred revenue	2,860	730
Due to related party	8,358	1,214
Demand notes payable	76,945	7,150
Convertible note payable, net of unamortized discount of $90,729	59,271	-

TOTAL CURRENT LIABILITIES	196,836	77,933

STOCKHOLDERS' DEFICIT
Preferred stock - $.0001 par value, 100,000,000 shares authorized, 0 shares issued and outstanding	-	-
Common stock- $.0001 par value, 900,000,000 shares authorized, 32,910,000 shares issued and outstanding	3,291	3,291
Additional paid-in capital	340,441	246,691
Accumulated deficit	(382,858)	(327,297)
TOTAL STOCKHOLDERS' DEFICIT	(39,126)	(77,315)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	157,710	618

The accompanying notes are an integral part of these financial statements

EUROCAN HOLDINGS LTD.

CONSOLIDATED STATEMENTS OF OPERATIONS

( EXPRESESSED IN US DOLLARS)

	For The	For The	For The	For The
	Three Months	Three Months	Nine Months	Nine Months
	Ended	Ended	Ended	Ended
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013
	(unaudited)	(unaudited)	(unaudited)	(unaudited)

REVENUE	19,889	11,395	28,028	60,758

COST OF SALES	178	1,352	393	7,479

GROSS MARGIN	19,711	10,043	27,635	53,279

OPERATING EXPENSES
Rent	-	-	-	7,192
General and administrative	8,448	10,927	17,012	34,235
Management fees	-	3,075	-	14,275
Professional fees	9,394	18,626	56,369	59,073
TOTAL OPERATING EXPENSES	17,842	32,628	73,381	114,775

INCOME (LOSS) FROM OPERATIONS	1,869	(22,585)	(45,746)	(61,496)

OTHER INCOME (EXPENSE)
Interest income	1,887	-	2,241	-
Other income	-	-	-	4,405
Bank fees & interest	(5,981)	(4,418)	(12,056)	(11,923)
TOTAL OTHER INCOME (EXPENSE)	(4,094)	(4,418)	(9,815)	(7,518)

NET INCOME (LOSS)	(2,225)	(27,003)	(55,561)	(69,014)

NET LOSS PER SHARE-BASIC AND DILUTED	-	-	-	-

WEIGHTED AVERAGE SHARES OUTSTANDING BASIC AND DILUTED	32,910,000	12,710,000	32,910,000	12,710,000

The accompanying notes are an integral part of these financial statements

EUROCAN HOLDING LTD.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(EXPRESSED IN US DOLLARS)

	For The	For The
	Nine Months	Nine Months
	Ended	Ended
	September 30,	September 30,
	2014	2013
	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(55,561)	(69,014)
Adjustments to reconcile net loss to net cash (used in) in operating activities:
Amortization of note payable discount	3,021	-
Interest receivable	(2,241)	-
Gain on sale of property and equipment	-	(4,405)
Changes in assets and liabilities affecting operations:
Accounts receivable	(5,240)	(2,295)
Accounts payable and accrued expenses	(19,437)	16,631
Deferred revenue	2,130	-
Security Deposits	-	3,075

NET CASH (USED IN) OPERATING ACTIVITIES	(77,328)	(56,008)

CASH FLOWS FROM INVESTING ACTIVITIES
Note receivable	(150,000)	-
Proceeds from sale of property and equipment	-	4,405

NET CASH (USED IN) PROVIDED BY INVESTING ACTIVITIES	(150,000)	4,405

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from related party debt	7,144	-
Proceeds from notes payable	219,795	47,000

NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES	226,939	47,000

NET (DECREASE) IN CASH	(389)	(4,603)

CASH – beginning of year	618	5,899

CASH – end of period	229	1,296

SUPPLEMENTAL DISCLOSURES
Cash paid during the year for:

Income taxes	-	50
Interest	7,248	6,629

SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

Beneficial conversion feature	93,750	-

The accompanying notes are an integral part of these financial statements

EUROCAN HOLDINGS LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. Since inception, the Company has incurred losses of ($382,858). In addition, the Company generated negative cash flows from operations during the year ended December 31, 2013. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern for a reasonable period of time.

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

On June 17, 2014, the Company loaned the sum of $150,000 to Eastside Distilling LLC, an Oregon corporation. The loan accrues interest daily at the rate of 5% per annum (computed on the basis of the actual number of days elapsed and a year of 360 days and compounded monthly) and is secured with any and all assets of the Eastside Distilling LLC from June 13, 2014. The loan matures on June 13, 2015, but it may be prepaid in whole or in part at any time prior to the maturity date. As of September 30, 2014, the entire principal amount of the loan and $2,241 in accrued interest remain outstanding.

EUROCAN HOLDINGS LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

4.	Notes Payable

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

During October, 2013 the Company received advances totaling $7,150 and issued non-interest bearing promissory notes, unsecured and due on demand. As of September 30, 2014, the entire principal amount of the note remains outstanding.

During the nine months ended September 30, 2014 the Company received advances totaling $219,795 and issued twelve promissory notes to non-related parties. These notes are non-interest bearing, unsecured and due on demand. One of these notes was amended on September 19, 2014, as discussed below

On September 19, 2014, the Company amended a previously issued non-interest bearing demand note in the amount of $150,000 issued on June 13, 2014 to include new terms including interest, conversion rights, a maturity date and a pre-payment penalty. The amended note bears interest at 5% per annum and has a maturity date of June 13, 2015. The amended note may be converted into shares of the Company’s common stock at a fixed conversion price of $0.40 per share. The beneficial conversion feature was recorded at a discount amount of $93,750. The note payable discount balance was $90,729 as of September 30, 2014. This note may be prepaid upon payment of 150% of the outstanding principal amount to the holder.

5.	Related Party Transactions

During the nine months ended September 30, 2013 a director of the Company received $14,275 as compensation for management services provided to the Company.

As of September 30, 2014 and December 31, 2013, the Company owed $8,358 and $1,214, respectively to the director of the Company. The amount is non-interest bearing, unsecured and due on demand.

EUROCAN HOLDINGS LTD.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2014

6.	Subsidiary

On September 30, 2014, Eastside Distilling Inc. was incorporated in the state of Nevada. One hundred percent of the 1,000 shares at .01 par value authorized are issued to the Company. Eastside Distilling, Inc. (the Subsidiary) had no activity on September 30, 2014.

7.	Subsequent Event

On October 31, 2014, the Company consummated the acquisition (the “Acquisition”) of Eastside Distilling, LLC, an Oregon limited liability company (“Eastside”) pursuant to an Agreement and Plan of Merger by and among the Company, Eastside, and Eastside Distilling, Inc., a Nevada corporation our wholly-owned subsidiary. Pursuant to the Merger Agreement, Eastside merged with and into Eastside Distilling, Inc. The merger consideration for the acquisition consisted of 32,000,000 shares (the “Shares”) of our common stock.   In addition, certain of the Company’s stockholders cancelled an aggregate of 24,910,000 shares of the Company’s common stock held by them. As a result, the Company has 40,000,000 shares of common stock issued and outstanding, of which 32,000,000 shares are held by the former members of Eastside.  In connection with the closing of the Merger Agreement, noteholders with debt obligations in the aggregate amount of $86,014.10 cancelled these obligations and provided the Company with a release from all claims.

On November 4, 2014, the Company received advances totaling $103,525 and issued two promissory notes to unrelated parties. The notes bear interest at a rate of 2.25% per annum, are unsecured and due on demand.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources on financing, development risks for new products and services, commercialization delays and customer acceptance risks when introducing new products and services, fluctuations in market demand, pricing for raw materials as well as general conditions of the energy and oilfield marketplace.

Overview

We were incorporated on February 11, 2004 in Nevada as Eurocan Holdings, Ltd. Until closing of the Acquisition (described below), Eurocan operated solely as an online marketing and media solutions firm specializing in digital interactive media, which business was conducted through Eurocan’s wholly-owned subsidiary, Michael Williams Web Design Inc. of New York, NY (“MWW”).

We intend to change our corporate name to “Eastside Distilling, Inc.” from Eurocan Holdings Ltd, to reflect our recent acquisition of Eastside resulting in us now primarily conducting Eastside’s business (See “The Acquisition of Eastside Distilling, LLC” below).   We will continue to operate our online marketing and media solutions’ business through MWW. Following consummation of the Acquisition, our new management determined that our company has incurred operating and net losses in each of the last two fiscal years, had a working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and has an accumulated deficit. Accordingly, new management has commenced an analysis of MWW to determine the viability of its business going forward. Upon completion of the analysis, management will determine whether to seek to expand MWW’s business line or to discontinue or divest of the division.

The Acquisition of Eastside Distilling, LLC

On October 31, 2014, Eurocan Holdings Ltd. (“we,” “us,” or the “Company”) consummated the acquisition (the “Acquisition”) of Eastside Distilling, LLC (“Eastside”) pursuant to an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Eastside, and Eastside Distilling, Inc., our wholly-owned subsidiary. Pursuant to the Agreement, Eastside merged with and into Eastside Distilling, Inc. The merger consideration for the acquisition consisted of 32,000,000 shares (the “Shares”) of our common stock.   In addition, certain of our stockholders cancelled an aggregate of 24,910,000 shares of our common stock held by them. As a result, we now have 40,000,000 shares of our common stock issued and outstanding, of which 32,000,000 shares are held by the former members of Eastside.  The issuance of these Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions afforded by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder.

At the effective time of the Acquisition, our officers and directors resigned, and appointed Steven Earles and Lenny Gotter as directors to our board of directors. In addition, the Company appointed Mr. Earles as Chief Executive Officer, Chief Financial Officer and Chairman and Mr. Gotter as Chief Operating Officer and Secretary.

Following the Acquisition, we now conduct the business of Eastside as described below, as our primary business.

Eastside is a manufacturer, developer, producer and marketer of hand-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in five states (Oregon, Washington, Minnesota, Georgia and Pennsylvania).  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

Our executive offices are located 1805 SE Martin Luther King Jr Blvd., Portland, Oregon 97214. Eastside’s telephone number is (503) 926-7060.

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

Three Months Ended September 30, 2014 Compared to the Three Months Ended September 30, 2013

Revenue for the three months ended September 30, 2014 increased to $19,889 from $11,395 for the three months ended September 30, 2013. The increase in revenue can be directly attributed to an increase in contracts completed. During the three month period ended September 30, 2014, we completed 1 contract resulting in revenue of $19,889.

During the three month period ended September 30, 2014, cost of sales decreased to $178 from $1,352 for the same period in 2013. The decrease was due to a decreased need for specialized independent contractor services.

Operating expenses for the three months ended September 30, 2014 decreased to $17,842 compared to $32,628 for the three months ended September 30, 2013. This decrease is primarily due to a reduction in professional fees, general and administrative expenses, and management fees. The decrease in professional fees during the period was due to reduced legal and accounting fees related to regulatory compliance and the public offering of our securities. The decrease in general and administrative expense was a result of a reduced operations with commensurate reductions in utilities, travel, entertainment and office expenses. We did not pay rent during the period.

We had interest income of $1,887 during the three months ended September 30, 2014 related to our issuance of a promissory note to Eastside Distilling LLC in June 2014. We incurred $5,981 in interest expenses due to debt financing during the three months ended September 30, 2014, which is an inecrease from $ 4,418 for the same period in 2013.

We experienced a net loss of $2,225 during the three months ended September 30, 2014, as compared to a net loss of $27,003 for the three months ended September 30, 2013.

Nine Months Ended September 30, 2013 Compared to the Nine Months Ended September 30, 2012

Revenue for the nine months ended September 30, 2014 decreased to $28,028 from $60,758 for the nine months ended September 30, 2013. The decrease in revenue can be directly attributed to a decrease in contracts completed. During the nine month period ended September 30, 2014, we completed 2 contracts resulting in revenue of $28,028.

During the nine month period ended September 30, 2014, cost of sales decreased to $393 from $7,479 for the same period in 2013. The decrease was due to a decreased need for specialized independent contractor services.

Operating expenses for the nine months ended September 30, 2014 decreased to $73,381 compared to $114,775 for the nine months ended September 30, 2013. This decrease is due to a reduced general and administrative expense, professional fees, management fees and rent. The decrease in professional fees during the period was due to reduced legal and accounting fees related to regulatory compliance and the public offering of our securities. The decrease in rent during the period was due to a rent-free period arranged with the Company’s landlord from June 1, 2013 through to December 31, 2013. The decrease in general and administrative expense was a result of decreased operations during the period with commensurate increases in utilities, travel, entertainment and office expenses.

We had interest income of $2,241 during the nine months ended September 30, 2014 related to our issuance of a promissory note to Eastside Distilling LLC in June 2014. We incurred $12,056 in interest expenses due to debt financing during the nine months ended September 30, 2014, which is an increase from $11,923 for the same period in 2013.

We experienced a net loss of $55,561 during the nine months ended September 30, 2014, as compared to a net loss of $69,014for the nine months ended September 30, 2013.

Liquidity and Capital Resources

As of September 30, 2014, our total assets were $157,710 comprised of $229 in cash, a note receivable for $150,000 $5,240 in accounts receivable and $2,241 in interest receivable. This is an increase in total assets from $618 as of December 31, 2013. Our working capital deficit as of September 30, 2014 was $129,423, compared to a working capital deficit of $77,315 as of December 31, 2013.

During the nine months ended September 30, 2014, we used $77,328 of cash for operating activities compared to $56,008 for the nine months ended September 30, 2013.

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

During the nine months ended September 30, 2014 the Company received advances totaling $219,795 and issued twelve promissory notes to non-related parties. These notes are non-interest bearing, unsecured and due on demand.

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

On September 19, 2014, we amended the terms of the previously issued June 13, 2014 $150,000 demand note to include additional terms, including interest, conversion features and a maturity date. The amended note bears interest at 5% per annum and has a maturity date of June 13, 2015. The amended note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This amended note may be prepaid upon payment of 150% of the outstanding principal amount to the holder.

On October 28, 2014, in connection with the closing of the Acquisition, noteholders with debt obligations in the aggregate amount of $86,014.10 cancelled these obligations and provided the Company with a release from all claims.

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

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended September 30, 2014, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2014, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See our Current Report on Form 8-K dated October 31, 2014.

2.	On September 19, 2014, we amended a previously issued non-interest bearing demand note in the amount of $150,000 issued on June 13, 2014 to include new terms including interest, conversion rights, a maturity date and a pre-payment penalty. The amended note bears interest at 5% per annum and has a maturity date of June 13, 2015. The amended note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. The issuance of the amended note was exempt under Section 4(a)(2) and Section 3(a)(9) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On October 28, 2014, in connection with the closing of the Acquisition, noteholders with debt obligations in the aggregate amount of $86,014.10 cancelled these obligations and provided the Company with a release from all claims.

ITEM 6 - EXHIBITS

Item No.	Description

4.1	5% Convertible Promissory Note in the amount of $150,000

31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EUROCAN HOLDINGS, LTD.

Dated:	November 14, 2014	By:	/s/ Steven Earles.
Steven Earles
Chairman, President, Chief Executive Officer and Chief Financial Officer (Principal Executive and Financial Officer)

