Form 10-K
period 2014-12-31
Eastside Distilling, Inc.
filed 2015-03-31
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-30291

EASTSIDE DISTILLING, inc.

(Name of small business issuer as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1805 SE Martin Luther King Jr. Blvd.

Portland, Oregon 97214

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (971) 888-4264

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes No ☒

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. ☒ Yes ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filter ☐	Accelerated filter ☐

Non-accelerated filter ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2014 was approximately $3,515,000.

As of March 31, 2015, 45,512,500 shares of our common stock were issued and outstanding.

Documents Incorporated by Reference:

None.

PART I

Eastside Distilling, Inc., is referred to herein as “Eastside,” “ESDI,” “the Company,” “us,” or “we”.

Item 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated on February 11, 2004 in Nevada as Eurocan Holdings, Ltd. Until closing of the Acquisition (described below), Eurocan operated solely as an online marketing and media solutions firm specializing in digital interactive media, which business was conducted through Eurocan’s wholly-owned subsidiary, Michael Williams Web Design Inc. of New York, NY (“MWW”).

On December 1, 2014, we changed our corporate name to “Eastside Distilling, Inc.” from Eurocan Holdings Ltd, to reflect our recent acquisition of Eastside Distilling, LLC resulting in us primarily conducting Eastside’s business (See “The Acquisition of Eastside Distilling, LLC” below).   Until February 3, 2015, we continued to operate our online marketing and media solutions’ business through MWW (See Spin-Off of MWW” below).

The Acquisition of Eastside Distilling, LLC

On October 31, 2014, Eurocan Holdings Ltd. (“we,” “us,” or the “Company”) consummated the acquisition (the “Acquisition”) of Eastside Distilling, LLC (“Eastside”) pursuant to an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Eastside, and Eastside Distilling, Inc., our wholly-owned subsidiary. Pursuant to the Agreement, Eastside merged with and into Eastside Distilling, Inc. The merger consideration for the acquisition consisted of 32,000,000 shares (the “Shares”) of our common stock.   In addition, certain of our stockholders cancelled an aggregate of 24,910,000 shares of our common stock held by them. As a result, upon consummation of the Agreement on October 31, 2014, we had 40,000,000 shares of our common stock issued and outstanding, of which 32,000,000 shares are held by the former members of Eastside.  The issuance of these Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions afforded by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder.

At the effective time of the Acquisition, our officers and directors resigned, and appointed Steven Earles and Lenny Gotter as directors to our board of directors. In addition, the Company appointed Mr. Earles as Chief Executive Officer, Chief Financial Officer and Chairman and Mr. Gotter as Chief Operating Officer and Secretary.

Following the Acquisition, we conducted the business of Eastside as our primary business.

Eastside is a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in seven states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho and Maryland).  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

Spin-Off of MWW

Following consummation of the Acquisition, our new management conducted an evaluation of the MWW business and an analysis of the business going forward. Management determined that due to MWW’s operating and net losses in each of the last two fiscal years, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, its accumulated deficit, it was not in the best interest of our company and our stockholders to continue the operation of MWW going forward. Accordingly, on February 3, 2015, we transferred all shares of MWW held by us along with all assets and liabilities related to MWW to Michael Williams in consideration of MWW’s and Mr. Williams’ full release of all claims and liabilities related to MWW and the MWW business. Mr. Williams is the sole officer, director and employee of MWW. The spinoff of MWW resulted in an impairment of goodwill related to the Acquisition of approximately $3.2 million in December of 2014.

Recent Developments

On December 31, 2014, we completed an offering (the “Offering”) of 5,512,500 shares of our common stock, par value $0.0001 per share (“Common Stock”) at a price of $0.40 per share for an aggregate purchase price of $2,205,000. The Offering was made to accredited investors and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. We intend to use the net proceeds from the Offering for the build-out of new facility, marketing expenditures, repayment of indebtedness and working capital and general corporate purposes. Steven Earles, our president and chief executive officer, purchased 37,500 shares of Common Stock in the Offering for $15,000 in cash in the Offering.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

OUR BUSINESS

We are a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. We currently distribute our products in seven states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho and Maryland).  We also generate revenues from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon. In addition, we recently started opening retail stores in shopping centers in the Portland area which provides additional revenues for sale of our products.

Industry Overview

U.S. Distilled Spirits Industry Overview

The global distilled spirits industry is very competitive. We compete based on taste, product quality, brand image, and price. While the industry is highly fragmented, major competitors include Bacardi Limited, Beam, Inc., Brown-Forman Corporation, Davide Campari Milano-S.p.A., Diageo PLC, LVMH Moët Hennessy Louis Vuitton S.A, Pernod Ricard S.A., and Rémy Cointreau S.A.

According to the Distilled Spirits Council, domestic alcoholic beverage sales in the U.S. have grown from $37.86 billion in 1999 to $62.13 billion in 2012. Sales of distilled spirits have the highest compound annual growth rate in recent years at a rate of 5.69% from 2000-2012 as compared to 4.42% for wine and 2.79% for beer during that same period.

The global spirits market had total revenues of $316 billion in 2013, representing a compound average growth rate (CAGR) of 3.4% between 2009 and 2013, according to MarketLine. The performance of the market is forecast to accelerate with an anticipated CAGR of 4.2% for the five year period 2013-2018, which is expected to drive the market to a value of approximately $388 billion by the end of 2018.

Craft distillers, such as Eastside, (i.e. distilled spirits plants (DSP) bottling less than 100,000 gallons annually) rose to 180 DSPs in the 3rd quarter of 2012 from less than 100 DSPs in the first quarter of 2010. In addition, craft distillers produced 1.2 million 9-Liter cases in the 12 months ended September 30, 2012 from 700,000 cases in 2010.

Regulatory modernization over the course of the last decade has contributed to the increase in revenues for the industry in general. Since 2002, over 16 states have adopted Sunday sales of distilled spirits for a total of 36 nationally. Also since 2002, more than 17 states have passed legislation to allow distilled spirits tastings at liquor stores for a total of 44 states that allow some form of tasting. Council data show that while 2003-2012 supplier sales of value–priced products have grown from $3.75 billion to $4.08 billion, a 24.5% rate of growth, super-premium products have grown from $1.48 billion to $3.90 billion, a 163% rate of growth.

Our brands:

We manufacture, develop, produce and market the premium brands listed below.

Burnside Bourbon. We develop, market and produce two premium, barrel–aged bourbons: Burnside Bourbon and Oregon Oak Burnside Bourbon. Our Burnside Bourbon is aged in oak barrels, is 96 proof and won a Gold Medal in the MicroLiquor Spirt Awards in 2014 and another from Beverage Tasting Institute. Our Oregon Oak Burnside Bourbon is produced in limited quantities and aged for an additional 90 days in Oregon heavily charred oak barrels and we consider it an “ultra-premium” brand. Our Burnside Bourbon brands accounted for approximately 40% of our revenues for each of our 2013 and 2012 fiscal years, respectively.

Distinctive Whiskeys. We develop, market and produce two distinctive whiskeys: Cherry Bomb Whiskey and Marionberry Whiskey. Our Cherry Bomb Whiskey combines handcrafted small batch whiskey with a blast of real Oregon cherries. Our Cherry Bomb Whiskey won a gold medal from the American Wine Society and was also awarded a gold medal for taste and a silver medal for package design in the MircroLiquor Spirit Awards. Our Marionberry whiskey combines Oregon marionberries (a hybrid blackberry) with premium aged whiskey and was awarded two silver medals in the MicroLiquor Spirit Awards for taste and package design. Our distinctive whiskeys accounted for approximately 10% of our revenues for each of our 2013 and 2012 fiscal years, respectively.

Below Deck Rums. We develop, market and produce 4 rums under the Below Deck brand name: Below Deck Silver Rum, Below Deck Spiced Rum, Below Deck Coffee Rum and Below Deck Ginger Rum. Below Deck’s Silver Rum is Eastside’s original rum. Below Deck Spiced Rum is double-distilled from molasses and infused with exotic spices and won a triple gold medal for taste and a bronze medal for package design in the MicroLiquor Spirit Awards. Our Below Deck Coffee Rum is double-distilled and infused with coffee flavors from Arabica bean and won a silver medal at the San Francisco World Spirits Competition and our Below Deck Ginger Rum is infused with natural ginger. Our Below Deck Rums accounted for approximately 10% of our revenues for each of our 2013 and 2012 fiscal years, respectively.

Premium Vodka. Eastside develops, markets and produces a premium potato vodka under the brand name Portland Potato Vodka which is distilled from potatoes rather than grain and as such is gluten free. Eastside Portland Potato Vodka was awarded a silver medal from the American Wine Society as well as a gold medal from the Beverage Tasting Institute which also gave it a “Best Buy” rating. Our Portland Premium Vodka accounted for approximately 30% of our revenues for each of our 2013 and 2012 fiscal years, respectively.

Seasonal/Limited Edition Spirits. In addition to our premium bourbons, whiskeys, rum and vodka, Eastside creates seasonal and limited-edition handmade products such as Advocaat (eggnog) Liqueur, Peppermint Bark Liqueur, Bier Schnapps and Holiday Spiced Liqueur.

Special Events

We also generate revenues from hosting special events, such as tastings. In our current facility, we have generated as much as $95,000 in revenues from our tasting room in a single month during the holiday season (November/December). Our new facility is substantially larger and in addition to potential increased tasting room revenues, we expect to have space to host private parties, food tasting events and even concerts. We also sell merchandise and in-store bottle sales from our facility.

Retail Stores

We recently started opening retail stores in shopping centers in the Portland, Oregon area which provides us with additional revenues for sales of our products. In December 2014, we opened a 1,200 square foot retail store in Clackamas Town Center (Happy Valley Town Center) and in January 2015, entered into a lease for 3,100 square feet of retail space in the Washington Square Center in Portland, Oregon. We also had two additional holiday season retail locations within high-traffic shopping malls in the Portland, Oregon metro region.

Our Strengths

We believe the following competitive strengths will enable the implementation of our growth strategies:

Award Winning Diverse Product Line: We have a diverse product line offering of more than ten (10) premium craft spirits, many of which have won awards for taste and/or product design. In addition, premium craft spirits have experienced a compound annual growth rate of 7.6% over the last decade, which is higher than the 5.5% compound annual growth rate for mass produced spirits. Our sales of premium brands has increased by 45% since 2010. We believe our diverse, recognized and profitable product line in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

High Product Margin. Our high-end spirits have high profit margins, many of which exceed 50%. High profit margins on our products should contribute to a strong balance sheet, which we expect potential financing sources and strategic partners, such as distributors and suppliers, will find attractive.

New Distillery: We recently signed a lease for a new 41,000 square foot distillery that when fully operational is expected to be capable of producing up to 1 million cases per year, representing a significant increase in production capability from of our existing facility (6,400 cases in 2014). Our expected production of cases is expected to increase each year after moving into our new facility. We expect the new distillery will enable us to start producing American whiskey and specialty gin. In addition, this new distillery should enable us to recognize additional income from tastings and other special events.

Key Relationships: We recently signed a distribution agreement with Young’s Market Company, the fourth largest wine and spirits distributor in the United States. Young’s is our exclusive broker in Oregon and has the intention to distribute our products nationwide. We are also in discussions with other national distributors. We have also recently engaged Blackheath Beverage Group, an outsource sales and marketing company, and Park Street Imports, a provider of back-office administrative and logistical services for alcohol and beverage distributors. We believe these relationships will facilitate our goal of having our premium spirits sold and distributed nationwide.

Experienced Management Team: Our Management team possesses significant recent experience in the premium liquor brand industry as well as developing start-up companies. Our senior management team has worked together in the premium beverage industry for over 5 years.

Our Strategy

Our objective is to continue building Eastside into a profitable national spirits company, with a distinctive portfolio of premium and super premium spirits brands. We expect to have nationwide distribution of our products within the next 48 months. To achieve this, we continue to seek to:

Grow our distribution network. We currently have a formal relationship with a national distributor in Young’s Market Company and also have relationships with regional distributors in Georgia, Minnesota, and Washington. We are also in discussions with several other national distributors. We believe continuing to expand our distribution network will enable us to penetrate additional geographic markets more quickly.

Increase production. Our new facility should ultimately be capable of producing up to 1 million cases per year. Our production of cases is expected to increase each year after moving into our new facility. We believe our increased production capacity will make us more attractive to distribution partners and will also generate additional revenues and profits.

Listing of Products in Control States and Top Consumption States. While we plan to ultimately distribute our products in all states, we will initially focus our efforts on the 18 liquor control states where distilled spirits are sold through state-owned and operated stores known as ABC (alcohol beverage control) stores. Sales to ABC stores are made on a net-30 basis, which we expect to result in timely payment. Oregon, Pennsylvania, Idaho and Maryland are the control states in which we currently sell our products. In addition, we also intend to focus distribution efforts in top consumption states such as California, Florida, Illinois, New York and Texas.

Selectively add new brands to our portfolio. We intend to continue to introduce new brands to our current portfolio of products. We expect the new distillery will enable us to start producing American whiskey and specialty gin. In addition, we intend to distribute a private-label tequila in the future.

Build Consumer Awareness. We intend to use our existing assets, expertise and resources to build consumer awareness and market penetration for our brands.

In-House Tasting Room. We will continue to host tasting and private parties in our current facility and our new facility. In addition to the revenues these tastings generate, we value the immediate customer feedback during these events which is instrumental in creating better products and testing new flavors.

Continue Opening Retail Stores and Kiosks. In December 2014 we opened a 1,200 square foot retail store in Clackamas Town Center mall, and in January 2015 we signed a lease for 3,001 square foot retail store in the Washington Town Center in Portland, Oregon. In addition, we also had two additional holiday season retail locations within high-traffic shopping malls in the Portland, Oregon metro region. We intend to open additional retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. Some of these stores will contain in-store tastings which we believe will lead to additional product purchases.

Production and supply

There are several steps in the production and supply process for beverage alcohol products. First, all of our spirits products are distilled. This is a multi-stage process that converts basic ingredients, such as grain, sugar cane or agave, into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. For our vodka, this processing is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness. Achieving a high level of purity involves a series of distillations and filtration processes.

For our spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time, and the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

We rely on a limited number of suppliers for the sourcing of our products and raw materials. However, we produce and bottle our spirits for distribution.

Distribution network

We believe that the distribution network that we have developed with our sales team and our independent distributors and brokers is one of our strengths. We currently have distribution and brokerage relationships with third-party distributors in seven (7) U.S. states. In July 2014, we engaged Young’s Market Company, a nationally recognized distributor of wines, spirits and selected beverages to serve as our exclusive broker in the state of Oregon.

U.S. distribution

Background. Importers of beverage alcohol in the U.S. must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate suppliers such as us. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

The U.S. spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. There are currently eight major spirits companies, each of which own and operate their own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the U.S. The major companies are exerting increasing influence over the regional distributors and as a result, it has become more difficult for smaller companies to get their products recognized by the distributors.

Importation. We currently hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, and the requisite state license in Oregon, Washington, Nevada, California, Georgia, Maryland, Minnesota, Pennsylvania, Idaho, Montana and Utah.

Our inventory is maintained in our warehouse and shipped nationally by our network of licensed and bonded carriers.

Wholesalers and distributors. In the U.S., we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, for product placement and for retail store penetration. We currently have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors, and they are under no obligation to place our products or market our brands. All of the distributors also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the seven states we currently sell our products, and our products are currently sold in the U.S. by six wholesale distributors, as well as by various state beverage alcohol control agencies.

Significant customers

Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 40% of our consolidated revenues for fiscal years 2014 and 2013.

Sales team

We currently have a total sales force of three people, with an average of over ten years of industry experience with premium beverage alcohol brands.

Our sales personnel are engaged in the day-to-day management of our distributors, which includes setting quotas, coordinating promotional plans for our brands, maintaining adequate levels of stock, brand education and training and sales calls with distributor personnel. Our sales team also maintains relationships with key retail customers through independent sales calls. They also schedule promotional events, create local brand promotion plans, host in-store tastings, where permitted, and provide wait staff and bartender training and education for our brands.

In addition, we have also recently engaged Blackheath Beverage Group, an outsource sales and marketing company to assist in the development of additional brands, as well as, development and execution of a national roll-out strategy. We have also recently engaged Park Street Imports, a provider of back-office administrative and logistical services for alcohol and beverage distributors, which services include state compliance, logistics planning, order processing, distributor chargeback and bill-support management and certain accounting and reporting services.

Advertising, marketing and promotion

To build our brands, we must effectively communicate with three distinct audiences: our distributors, the retail trade and the end consumer. Advertising, marketing and promotional activities help to establish and reinforce the image of our brands in our efforts to build substantial brand value.

We employ three in-house marketing, sales and customer service personnel who work together with third party design and advertising firms to maintain a high degree of focus on each of our product categories and build brand awareness through innovative marketing activities. We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques, including social media marketing, to support our brands.

Besides traditional advertising, we also employ three other marketing methods to support our brands: public relations, event sponsorships and tastings. Our significant U.S. public relations efforts have helped gain editorial coverage for our brands, which increases brand awareness. Event sponsorship is an economical way for us to have influential consumers taste our brands. We actively contribute product to trend-setting events where our brand has exclusivity in the brand category. We also conduct hundreds of in-store and on-premise promotions each year.

We support our brand marketing efforts with an assortment of point-of-sale materials. The combination of trade and consumer programs, supported by attractive point-of-sale materials, also establishes greater credibility for us with our distributors and retailers.

Intellectual property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiaries and related companies. In the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

Seasonality

Our industry is subject to seasonality with peak retail sales generally occurring in the fourth calendar quarter primarily due to seasonal holiday buying. Historically, this holiday demand typically resulted in slightly higher sales for us in our second and/or third fiscal quarters.

Competition

The beverage alcohol industry is highly competitive. We believe that we compete on the basis of quality, price, brand recognition and distribution strength. Our premium brands compete with other alcoholic and nonalcoholic beverages for consumer purchases, retail shelf space, restaurant presence and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products, many of which have greater resources than us.

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are eight major companies: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., and Remy Cointreau S.A.

We believe that we are sometimes in a better position to partner with small to mid-size brands than the major importers. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, limit our ability to expand into new markets and limit our negotiating ability with our distributors.

By focusing on the premium and super-premium segments of the market, which typically have higher margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Also, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size wine and spirits companies, such as ourselves, as the major companies contract their portfolios to focus on fewer brands.

Government regulation

We are subject to the jurisdiction of the Federal Alcohol Administration Act, U.S. Customs Laws, Internal Revenue Code of 1986, and the Alcoholic Beverage Control Laws of all fifty states.

The U.S. Treasury Department’s Alcohol and Tobacco Tax and Trade Bureau regulates the production, blending, bottling, sales and advertising and transportation of alcohol products. Also, each state regulates the advertising, promotion, transportation, sale and distribution of alcohol products within its jurisdiction. We are also required to conduct business in the U.S. only with holders of licenses to import, warehouse, transport, distribute and sell spirits.

We are subject to U.S. regulations on the advertising, marketing and sale of beverage alcohol. These regulations range from a complete prohibition of the marketing of alcohol in some countries to restrictions on the advertising style, media and messages used.

Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. All beverage alcohol products sold in the U.S. must include warning statements related to risks of drinking beverage alcohol products.

In the U.S. control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Consumers may purchase products not selected for listings only through special orders, if at all.

The distribution of alcohol-based beverages is also subject to extensive federal and state taxation in the U.S. and internationally. Most foreign countries impose excise duties on wines and distilled spirits, although the form of such taxation varies from a simple application on units of alcohol by volume to intricate systems based on the imported or wholesale value of the product. Several countries impose additional import duty on distilled spirits, often discriminating between categories in the rate of such tariffs. Once we begin distributing our products internationally, import and excise duties could have a significant effect on our sales, both through reducing the consumption of alcohol and through encouraging consumer switching into lower-taxed categories of alcohol.

We believe that we are in material compliance with applicable federal, state and other regulations. However, we operate in a highly regulated industry which may be subject to more stringent interpretations of existing regulations. Future compliance costs due to regulatory changes could be significant.

Employees

As of March 1, 2015, we had 18 full-time employees, 6 of which were in sales and marketing and 3 of which were in management and 9 in administration and production.

Geographic Information

Eastside operates in one business — premium beverage alcohol. Eastside’s product categories are rum, whiskey, vodka and specialty liquors with an intent to sell gin and private label tequila in the future. Eastside currently sells its products in seven states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho and Maryland).

Item 1A. RISK FACTORS AND CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING INFORMATION

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” to this Form 10-K. In addition, the statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to publicly update forward-looking statements, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

RISKS RELATING TO OUR BUSINESS

If our brands do not achieve more widespread consumer acceptance, our growth may be limited.

Although our brands have achieved acceptance in the Pacific Northwest, most of our brands are early in their growth cycle and have not achieved extensive national brand recognition. Also, brands we may develop and/or acquire in the future are unlikely to have established extensive brand recognition. Accordingly, if consumers do not accept our brands, we will not be able to penetrate our markets and our growth may be limited.

We may require additional capital, which we may not be able to obtain on acceptable terms.  Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We have limited capital compared to other companies in our industry.  This may limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

The lack of public company experience of our management team could adversely impact our ability to comply with the reporting requirements of U.S. Securities Laws.

Steven Earles, our principal executive officer and principal financial officer and Mr. Martin Kunkel our Chief Marketing Officer and Secretary, lack public company experience, which could impair our ability to comply with legal and regulatory requirements such as those imposed by Sarbanes-Oxley Act of 2002. None of our executive officers have ever been responsible for managing a publicly traded company. Such responsibilities include complying with federal securities laws and making required disclosures on a timely basis. Any such deficiencies, weaknesses or lack of compliance could have a materially adverse effect on our ability to comply with the reporting requirements of the Securities Exchange Act of 1934, which is necessary to maintain our public company status. If we were to fail to fulfill those obligations, our ability to continue as a U.S. public company would be in jeopardy in which event you could lose your entire investment in our company.

We are an "emerging growth company" and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an "emerging growth company," as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we will rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

We depend on a limited number of third-party suppliers for the sourcing of all of our products. These suppliers consist of third-party producers in the U.S. We do not have long-term written agreements with any of our suppliers. The termination of our agreements/relationships or an adverse change in the terms of these agreements could have a negative impact on our business. If our suppliers increase their prices, we may not have alternative sources of supply and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to adequately distribute our products within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our products in four control states—Oregon, Pennsylvania, Idaho and Maryland. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the years ended December 31, 2014 and 2013, sales to one customer (Oregon Liquor Control Commission) accounted for 40% of revenues. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. We currently distribute our products in four control states—Oregon, Pennsylvania, Idaho and Maryland. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may acquire, sales of our products could decrease significantly.

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We must maintain relatively large inventories to meet customer delivery requirements for our products. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

Our failure to protect our respective trademarks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

Our business and prospects depend in part on our, ability to develop favorable consumer recognition of our brands and trademarks. Although we apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business.

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks, and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cyber crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

Our failure to attract or retain key executive or employee talent could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

RISKS RELATED TO OUR INDUSTRY

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure activity patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations.

We face substantial competition in our industry and many factors may prevent us from competing successfully.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. It is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

Adverse public opinion about alcohol could reduce demand for our products.

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

Class action or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

Also, lawsuits have been brought in a number of states alleging that beverage alcohol manufacturers and marketers have improperly targeted underage consumers in their advertising. Plaintiffs in these cases allege that the defendants’ advertisements, marketing and promotions violate the consumer protection or deceptive trade practices statutes in each of these states and seek repayment of the family funds expended by the underage consumers. While we have not been named in these lawsuits, we could be named in similar lawsuits in the future. Any class action or other litigation asserted against us could be expensive and time-consuming to defend against, depleting our cash and diverting our personnel resources and, if the plaintiffs in such actions were to prevail, our business could be harmed significantly.

Regulatory decisions and legal, regulatory and tax changes could limit our business activities, increase our operating costs and reduce our margins.

Our business is subject to extensive government regulation. This may include regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

Also, the distribution of beverage alcohol products is subject to extensive taxation (at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol.

We could face product liability or other related liabilities that increase our costs of operations and harm our reputation.

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from our products, these measures may not be sufficient for us to successfully avoid or limit liability. Our product liability insurance coverage is limited to $1 million per occurrence and $5 million in the aggregate and our general liability umbrella policy is capped at $15 million. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation.

Contamination of our products and/or counterfeit or confusingly similar products could harm the image and integrity of, or decrease customer support for, our brands and decrease our sales.

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation and fermentation processes could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

RISKS RELATED TO OUR COMMON STOCK

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Bulletin board under the symbol “ESDI.” There has been virtually no trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5.00 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

Transfers of our common stock may be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “blue sky” laws. Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions. Because the securities registered hereunder have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions may prohibit the secondary trading of our common stock. Investors should consider the secondary market for our securities to be a limited one.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of common stock.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Steven Earles and Lenny Gotter, our officers and directors, are collectively the beneficial owners of approximately 55% of the outstanding shares of our common stock as of March 31, 2015. Accordingly, these two stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 900,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 100,000,000 shares of preferred stock. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTC bulletin board which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies quoted on the Over-The-Counter Bulletin Board must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Bulletin Board. If we fail to remain current on our reporting requirements, we could be removed from the OTC Bulletin Board. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC Bulletin Board, which may have an adverse material effect on our Company.

We face risks related to compliance with corporate governance laws and financial reporting standard.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company's legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive. Any failure to comply with the requirements of the Sarbanes-Oxley Act of 2002, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our internal controls over financial reporting were not be determined to be effective at December 31, 2014, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting, as well as a statement that our independent registered public accounting firm has issued an attestation report on the effectiveness of our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. For the period ended December 31, 2014, we identified material weaknesses in our internal control over financial. As such we were be unable to assert that our internal controls are effective. This could result in the loss of investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC and the NYSE AMEX. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

Substantial sales of our stock may impact the market price of our common stock.

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced and the price of our common stock may fall.

Our stock price is volatile.

The trading price of our common stock has been and continues to be subject to fluctuations. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

•	our developing business;

•	relatively low price per share;

•	relatively low public float;

•	variations in quarterly operating results;

•	general trends in the industries in which we do business;

•	the number of holders of our common stock; and

•	the interest of securities dealers in maintaining a market for our common stock.

As long as there is only a limited public market for our common stock, the sale of a significant number of shares of our common stock at any particular time could be difficult to achieve at the market prices prevailing immediately before such shares are offered, and could cause a severe decline in the price of our common stock.

There are limitations in connection with the availability of quotes and order information on the OTC Markets.

Trades and quotations on the OTC Markets involve a manual process and the market information for such securities cannot be guaranteed. In addition, quote information, or even firm quotes, may not be available. The manual execution process may delay order processing and intervening price fluctuations may result in the failure of a limit order to execute or the execution of a market order at a significantly different price. Execution of trades, execution reporting and the delivery of legal trade confirmation may be delayed significantly. Consequently, one may not be able to sell shares of our Common Stock at the optimum trading prices.

There are delays in order communication on the OTC Markets.

Electronic processing of orders is not available for securities traded on the OTC Marketplace and high order volume and communication risks may prevent or delay the execution of one's OTC Marketplace trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock. Heavy market volume may lead to a delay in the processing of OTC Marketplace security orders for shares of our Common Stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is a risk of market fraud on the OTC Marketplace.

OTC Marketplace securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC Marketplace reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTC Markets securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets. Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one's order. Consequently, one may not be able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer's spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTC Markets if the stock must be sold immediately. Further, purchasers of shares of our Common Stock may incur an immediate "paper" loss due to the price spread. Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our Common Stock on the OTC Markets. Due to the foregoing, demand for shares of our Common Stock on the OTC Markets may be decreased or eliminated.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. We lease these premises under a lease agreement with a 6-year term starting on November 1, 2014 and ending October 31, 2020, subject to our option to extend the lease for an additional 5-years. Monthly lease payments range from $6,000 to $24,000 after a $90,000 rental prepayment in November 2014 and a period of free rent from November 2014 through January 2015. The lease is guaranteed by our chief executive officer.

We lease additional office space and a tasting room at 1512 SE 7th Avenue, Portland, Oregon 97214. This lease has a current monthly lease rate of $1,750 per month and expires on November 30, 2015, provided, that, we have two one year options to renew. Our monthly lease rate will increase 3% for each option.

We also lease retail space in two separate locations, one in Washington Square (Portland, Oregon) and the other in Clackamas Town Center (Happy Valley Town Center). For Washington Square, we lease 3,001 square feet of retail space in the Washington Square center at a monthly rate of $3,750 and monthly percentage rent equal to 15% of the excess of gross sales and revenues made at the retail space for any month in excess of $25,000. The Washington Square lease expires on January 31, 2015. The retail space in the Clackamas Town center is rented pursuant to a License Agreement under which we lease 1,200 square feet of retail space and currently pay monthly license fees of $4,200 per month and monthly percentage rent equal to 15% of the excess of gross sales and revenues made at the retail space for any month in excess of $20,000.

Item 3. LEGAL PROCEEDINGS

We are party to claims and litigation that arise in the normal course of business. Management believes that the ultimate outcome of these claims and litigation will not have a material impact on our financial position or results of operations.

Item 4. MINE SAFETY DISCLOSURES.

None.

PART II

Item 5. MARKET FOR COMMON EQUITY

Our common stock trades on the OTC Markets (QB Marketplace Tier) under the symbol “ESDI.” Very limited trading of our common stock has occurred during the past two years; therefore, only limited historical price information is available. The following table sets forth the high and low closing bid prices of our common stock (USD) for the last two fiscal years, as reported by OTC Markets Group Inc. and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions:

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock.  Some of the bid quotations from the OTC Bulletin Board set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2015 (OTC Markets)	High Bid	Low Bid
First quarter	$2.10	$1.75

2014 (OTC Markets)	High Bid	Low Bid
First quarter	$-	$-
Second quarter	1.00	0.35
Third quarter	0.80	0.38
Fourth quarter	2.10	0.40

2013 (OTC Markets)	High Bid	Low Bid
First quarter	$-	$-
Second quarter	-	-
Third quarter	-	-
Fourth quarter	-	-

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, 4045 South Spencer Street Suite 403 Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (800) 785-7782).

On March 31, 2015, the shareholders' list of our shares of common stock showed 28 registered holders of our shares of common stock and 45,512,500 shares of common stock outstanding. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans. As of December 31, 2014, we did not have any compensation plans outstanding.

On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The purpose of our 2015 Stock Incentive Plan is to advance the best interests of the company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. As of March 31, 2015, we have not issued any shares under the plan, and there are options to purchase 350,000 shares under this plan.

Options

In October 2014, Eastside Distilling, LLC agreed to grant an option to purchase 1,000,000 shares of our common stock to a third-party consultant at an exercise price of $0.40 per share in consideration of services rendered, which agreement was assumed by us upon closing of our acquisition of Eastside Distilling on October 31, 2014. The option was granted on February 10, 2015 and expires on February 10, 2017.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

1.	On March 25, 2015, we granted options to purchase an aggregate of 150,000 shares of stock at an exercise price of $1.75 to two employees pursuant to the terms of their employment agreement with us. The issuances were exempt under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

2.	On February 10, 2015, we granted our Chief Marketing Officer an option to purchase 200,000 shares of stock at an exercise price of $1.85 pursuant to the terms of his employment agreement with us. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”).

3.	In October 2014, Eastside Distilling, LLC agreed to issue an option to purchase 1,000,000 shares of our common stock to a third-party consultant at an exercise price of $0.40 per share in consideration of services rendered, which agreement was assumed by us upon closing of our acquisition of Eastside Distilling on October 31, 2014. The option was granted on February 10, 2015. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the Registration Statement includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

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

On December 1, 2014, we changed our corporate name to “Eastside Distilling, Inc.” from Eurocan Holdings Ltd, to reflect our recent acquisition of Eastside Distilling, LLC resulting in us primarily conducting Eastside’s business (See “The Acquisition of Eastside Distilling, LLC” below).   Until February 3, 2015, we continued to operate our online marketing and media solutions’ business through MWW (See “Spin-Off of MWW” below).

The Acquisition of Eastside Distilling, LLC

On October 31, 2014, Eurocan Holdings Ltd. (“we,” “us,” or the “Company”) consummated the acquisition (the “Acquisition”) of Eastside Distilling, LLC (“Eastside”) pursuant to an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Eastside, and Eastside Distilling, Inc., our wholly-owned subsidiary. Pursuant to the Agreement, Eastside merged with and into Eastside Distilling, Inc. The merger consideration for the acquisition consisted of 32,000,000 shares (the “Shares”) of our common stock.   In addition, certain of our stockholders cancelled an aggregate of 24,910,000 shares of our common stock held by them. As a result, upon consummation of the Agreement on October 31, 2014, we had 40,000,000 shares of our common stock issued and outstanding, of which 32,000,000 shares were held by the former members of Eastside.  The issuance of these Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions afforded by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder.

At the effective time of the Acquisition, our officers and directors resigned, and appointed Steven Earles and Lenny Gotter as directors to our board of directors. In addition, the Company appointed Mr. Earles as Chief Executive Officer, Chief Financial Officer and Chairman and Mr. Gotter as Chief Operating Officer and Secretary.

Following the Acquisition, we conduct the business of Eastside as our primary business.

Eastside is a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in seven states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho and Maryland).  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

Spin-Off of MWW

Following consummation of the Acquisition, our new management conducted an evaluation of the MWW business and an analysis of the business going forward. Management determined that due to MWW’s operating and net losses in each of the last two fiscal years, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and its accumulated deficit, it was not in the best interest of the company and its stockholders to continue the operation of MWW going forward. Accordingly, on February 3, 2015, we transferred all shares of MWW held by us along with all assets and liabilities related to MWW to Michael Williams in consideration of MWW’s and Mr. Williams’ full release of all claims and liabilities related to MWW and the MWW business. Mr. Williams is the sole officer, director and employee of MWW. The spinoff of MWW resulted in the impairment of goodwill related to the Acquisition of approximately $3.2 million in December 2014.

Recent Developments

On December 31, 2014, we completed an offering (the “Offering”) of 5,512,500 shares of our common stock, par value $0.0001 per share (“Common Stock”) at a price of $0.40 per share for an aggregate purchase price of $2,205,000. The Offering was made to accredited investors and was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”) pursuant to Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. We intend to use the net proceeds from the Offering for the build-out of new facility, marketing expenditures, repayment of indebtedness and working capital and general corporate purposes. Steven Earles, our president and chief executive officer, purchased 37,500 shares of Common Stock in the Offering for $15,000 in cash in the Offering.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

Results of Operations

Year Ended December 31, 2014 Compared to the Year Ended December 31, 2013

Our sales for the year ended December 31, 2014 increased to $1,435,416, or approximately 63%, from $880,454 for the year ended December 31, 2013. The increase in revenue is in the year ended 2014 is primarily attributable to our opening of retail stores in shopping centers, such as the Clackamas Town Center as well as increased distribution and sales traction within the Pacific Northwest.

Excise taxes for the year ended December 31, 2014 increased to $379,972, or approximately 174%, from $138,897 for the comparable 2013 period. The increase is attributable to the increase in liquor sales due to our opening of retail stores in shopping centers, such as the Clackamas Town Center as well as increased distribution and sales traction within the Pacific Northwest during the period.

During the year ended December 31, 2014, cost of sales increased to $494,889, or approximately 63%, from $303,220 for the comparable 2012 period. The increase is primarily attributable to the costs associated with our increased liquor sales in the period resulting from our opening of retail stores in shopping centers, such as the Clackamas Town Center as well as increased distribution and sales traction within the Pacific Northwest.

Selling, general and administrative expenses for the year ended December 31, 2014 increased to $1,366,341, or approximately 293%, from $347,799 for the year ended December 31, 2013. This increase is primarily due to the hiring of additional sales personnel and event coordinators related to our new retail location, an increase in production staff as well as increased legal and accounting costs related to the October 2014 merger agreement.

Goodwill impairment was $3,246,149 in the year ended December 31, 2014. This impairment was a direct result of our spin-off of our online marketing and media solutions subsidiary in February 2015, which caused us to determine that the goodwill recorded in our October 2014 acquisition should be impaired. There was no similar transaction in the comparable 2013 period.

Other expense, net decreased to $3,736 during the year ended December 31, 2014 from $1,552 for the comparable 2013 period.

Net loss during the year ended December 31, 2014 was $4,057,171 as compared to net income of $86,986 for the year ended December 31, 2013. Our net loss was primarily attributable to our goodwill impairment of $3,246,149 as well as our increased selling, general and administrative expenses of $1,366,341 relating to increased personnel, legal and accounting expenses during the period which amounts were offset by our increased sales during the year.

Liquidity and Capital Resources

As of December 31, 2014, our total assets were $2,046,454 comprised of $1,082,290 in cash, $138,041 in trade receivables, $377,020 in inventories, $81,206 in net property and equipment, $193,750 in other long term assets and $174,147 in prepaid expenses. This is an increase in total assets of $174,407 as of December 31, 2013. Our working capital as of December 31, 2014 was $1,330,423, compared to working capital of $110,763 as of December 31, 2013.

During the year ended December 31, 2014, we used $1,083,809 of cash for operating activities compared to $22,217 of cash provided by operating activities for the year ended December 31, 2013. Our net cash used in operating activities for the year ended December 31, 2014 resulted primarily from our net loss of $4,057,171, inventories of $317,969, other long term assets of $143,750, deferred revenue of $9,941 and prepaid expenses of $114,147, which amounts were offset by goodwill impairment of $3,246,149, depreciation of $5,889, stock-based compensation of $10,000, trade receivables of $80,196, accounts payable of $165,713, and accrued liabilities of $51,222.

During the year ended December 31, 2014, we used $37,505 of cash in investing activities of which $37,869 was used for the purchase of property and equipment, which amount was offset for $364 in cash received in the reverse acquisition. By comparison, we used $21,845 of cash in investing activities for the purchase of property and equipment in the year ended December 31, 2013.

We had $2,173,820 of net cash provided by financing activities in the year ended December 31, 2014 as compared to $6,367 of net cash provided by financing activities for year ended December 31, 2013. Our cash net cash provided by financing activities for the year ended December 31, 2014 resulted primarily from $2,158,152 in net cash from sales of our common stock and also included $20,000 in proceeds from notes payable and $2,634 in contributions, which amounts were offset by $5,448 in payment of principal on notes payable and $1,518 in distributions.

Our net increase in cash for the year ended December 31, 2014 was $1,052,506 as compared to $29,784 in the year ended December 31, 2013.

Our cash flows from operations and our available capital are presently sufficient to sustain our current level of operations for the next 12 months. However, we will require up to an additional $3.5 million to expand and market our business to become a nationwide distributor. Of this amount, we require $1,150,000 to increase inventory to allow for nationwide distribution, $850,000 to make our new facility fully operational to support production of up to 1 million cases per year, $1,500,000 for sales and marketing to facilitate nationwide distribution. We plan to improve our cash position by focusing on increasing sales, improving profitability and a combination of capital sources, including debt and equity financings. Failure to secure these additional funds will result in a less aggressive growth plan.

On June 17, 2014, Eurocan Holdings Ltd. loaned Eastside Distilling LLC $150,000, which accrues interest daily at the rate of 5% per annum (computed on the basis of the actual number of days elapsed and a year of 360 days and compounded monthly) from June 13, 2014. The loan matures on June 13, 2015, but it may be prepaid in whole or in part at any time prior to the maturity date. At the time of the loan, there was a letter of intent between Eurocan and Eastside related to the Acquisition. The loan was made as a bridge loan in anticipation of the pending Acquisition. Upon consummation of the Acquisition in October 2014 and consolidation of the financial statements, these amounts were reduced to zero.

Critical Accounting Policies

Acquisition

The acquisition of Eastside Distilling LLC by Eurocan Holdings, Ltd. (now known as Eastside Distilling Inc.) on October 31, 2014, was accounted for as a reverse acquisition with Eastside Distilling LLC as the acquirer of Eurocan. The financial statements presented in this Annual Report on Form 10-K are presented as a continuation of the operations of Eastside Distilling LLC with one adjustment to retroactively adjust the legal common stock shares of Eastside Distilling Inc. to reflect the legal capital of Eurocan prior to the October 31, 2014 acquisition.

Revenue Recognition

The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission (OLCC), the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail location are recognized at the time of sale.

Revenue received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from Eastside’s distribution facilities to customers are recorded in cost of sales.

Concentrations

The Company sells to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. Based on this analysis, the Company did not record an allowance for doubtful accounts at December 31, 2014 and 2013.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of accounts receivable. At December 31, 2014 and 2013, one customer represented 70% and 63% of trade receivables, respectively.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2014 and 2013.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $303,000 and $56,000 for the years ended December 31, 2014 and 2013, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

Excise Taxes

The Company is responsible for compliance with the TTB regulations which includes making timely and accurate excise tax payments. Eastside is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

Off-Balance Sheet Arrangements

None.

Item 7A QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors

Eastside Distilling, Inc. and Subsidiary

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. and its subsidiary (prior to November 1, 2014, Eastside Distilling, LLC) (collectively, the “Company”) as of December 31, 2014 and 2013, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastside Distilling, Inc. and its subsidiary (prior to November 1, 2014, Eastside Distilling, LLC) as of December 31, 2014 and 2013, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

San Francisco, California

March 31, 2015

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Consolidated Balance Sheets

December 31, 2014 and 2013

	2014	2013
Assets
Current assets:
Cash	$1,082,290	$29,784
Trade receivables	138,041	63,177
Inventories	377,020	59,051
Prepaid expenses	174,147	-
Total current assets	1,771,498	152,012
Property and equipment - net	81,206	22,395
Other long-term assets	193,750	-
Total Assets	$2,046,454	$174,407

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$206,630	$13,506
Accrued liabilities	72,610	10,086
Deferred revenue	8,275	15,356
Current portion of notes payable	3,560	2,301
Convertible note payable	150,000	-
Total current liabilities	441,075	41,249
Notes payable - less current portion	23,271	30,000
Total liabilities	464,346	71,249

Commitments and contingencies (note 9)

Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2014 and 2013	-	-
Common stock, $0.0001 par value; 900,000,000 shares authorized; 45,512,500 and 32,000,000 shares issued and outstanding at December 31, 2014 and 2013, respectively	4,551	3,200
Additional paid-in capital	5,538,242	1,954
(Accumulated deficit) retained earnings	(3,960,685)	98,004
Total stockholders' equity	1,582,108	103,158
Total Liabilities and Stockholders' Equity	$2,046,454	$174,407

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Consolidated Statements of Operations

Years ended December 31, 2014 and 2013

	2014	2013
Sales	$1,435,416	$880,454
Less excise taxes	379,972	138,897
Net sales	1,055,444	741,557
Cost of sales	494,889	303,220
Gross profit	560,555	438,337
Selling, general, and administrative expenses	1,366,341	347,582
Goodwill impairment	3,246,149	-
(Loss) income from operations	(4,051,935)	90,755
Other expenses - net	3,736	3,769
(Loss) income before income taxes	(4,055,671)	86,986
Provision for income taxes	1,500	-
Net (loss) income	$(4,057,171)	$86,986

Basic and diluted net (loss) income per common share	$(0.12)	$0.00

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Consolidated Statements of Stockholders' Equity

Years ended December 31, 2014 and 2013

				Retained
	Common	Common	Additional	Earnings	Total
	Stock	Stock	Paid-in	(Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit)	Equity
Balance - December 31, 2012	32,000,000	$3,200	$-	$15,315	$18,515
Contributions	-	-	1,954	-	1,954
Distributions	-	-	-	(4,297)	(4,297)
Net income	-	-	-	86,986	86,986
Balance - December 31, 2013	32,000,000	3,200	1,954	98,004	103,158
Contributions	-	-	2,634	-	2,634
Distributions	-	-	-	(1,518)	(1,518)
Conversion of notes payable to equity	-	-	46,853	-	46,853
Shares issued to effect reverse acquisition	8,000,000	800	3,199,200	-	3,200,000
Stock-based compensation	-	-	120,000	-	120,000
Issuance of common stock - net of issuance costs	5,512,500	551	2,167,601	-	2,168,152
Net loss	-	-	-	(4,057,171)	(4,057,171)
Balance - December 31, 2014	45,512,500	$4,551	$5,538,242	$(3,960,685)	$1,582,108

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Consolidated Statements of Cash Flows

Years ended December 31, 2014 and 2013

	2014	2013
Cash Flows From Operating Activities
Net (loss) income	$(4,057,171)	$86,986
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities
Depreciation and amortization	5,889	2,790
Loss on disposal of property and equipment	-	2,217
Goodwill impairment	3,246,149	-
Stock-based compensation	10,000
Changes in operating assets and liabilities
Trade receivables	80,196	(28,202)
Inventories	(317,969)	(16,321)
Prepaid expenses	(114,147)	2,567
Other long-term assets	(143,750)	-
Accounts payable	165,713	10,976
Accrued liabilities	51,222	(23,685)
Deferred revenue	(9,941)	(15,111)
Net cash (used in) provided by operating activities	(1,083,809)	22,217
Cash Flows From Investing Activities
Purchases of property and equipment	(37,869)	(21,845)
Cash received in reverse acquisition	364	-
Net cash used in investing activities	(37,505)	(21,845)
Cash Flows From Financing Activities
Proceeds from notes payable	20,000	30,000
Payments of principal on notes payable	(5,448)	(21,290)
Contributions	2,634	1,954
Distributions	(1,518)	(4,297)
Issuance of common stock - net of issuance costs of $36,848	2,158,152	-
Net cash provided by financing activities	2,173,820	6,367
Net increase in cash	1,052,506	6,739
Cash - beginning of year	29,784	23,045
Cash - end of year	$1,082,290	$29,784

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Consolidated Statements of Cash Flows (Continued)

Years ended December 31, 2014 and 2013

	2014	2013
Supplemental Disclosure of Cash Flow Information
Cash paid during the year for
Interest	$3,974	$1,552
Income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Shares issued to effect reverse acquisition	$3,200,000	$-
Property and equipment acquired with note payable	$26,831	$-
Conversion of notes payable to equity	$46,853	$-
Stock-based compensation recorded as prepaid expenses and other long-term assets	$110,000	$-
Conversion of accounts payable to common stock	$10,000	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

1.	Description of Business, Organization, and Liquidity

The Company began in 2008 and is a manufacturer, developer, producer, and marketer of hand-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum, and vodka. The Company currently distributes its products in seven states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho, and Maryland). The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB). The Company is headquartered in Portland, Oregon.

On October 31, 2014, Eurocan Holdings Ltd. (Eurocan) consummated the acquisition (the Acquisition) of Eastside Distilling, LLC (the LLC) pursuant to an Agreement and Plan of Merger (the Agreement) by and among Eurocan, the LLC, and Eastside Distilling, Inc., Eurocan's wholly-owned subsidiary. Pursuant to the Agreement, the LLC merged with and into Eastside Distilling, Inc. The merger consideration for the Acquisition consisted of 32,000,000 shares of Eurocan's common stock. In addition, certain of Eurocan's stockholders cancelled an aggregate of 24,910,000 shares of Eurocan's common stock held by them. As a result, on October 31, 2014, Eurocan had 40,000,000 shares of common stock issued and outstanding, of which 32,000,000 shares were held by the former members of the LLC. Consequently, for accounting purposes, the transaction was accounted for as a reverse acquisition, with the LLC as the acquirer of Eurocan. These financial statements are presented as a continuation of the operations of the LLC with one adjustment to retroactively adjust the legal common stock of Eastside Distilling, Inc. to reflect the legal capital of Eurocan prior to the Acquisition. See note 3 for additional discussion of the Acquisition.

Subsequent to the Acquisition, Eastside Distilling, Inc. merged with and into Eurocan, and Eurocan's name was officially changed to Eastside Distilling, Inc. (Eastside). Prior to the Acquisition, Michael Williams Web Design, Inc. (MWWD) was a wholly-owned subsidiary of Eurocan and constituted the majority of Eurocan's operations. Pursuant to the Agreement and subsequent activity, MWWD became a wholly-owned subsidiary of Eastside on October 31, 2014. MWWD's operations were not significant during the two months ended December 31, 2014. Eastside and MWWD are collectively referred to herein as "the Company".

The fiscal 2014 and 2013 results referred to in these consolidated financial statements represent results on a consolidated basis that include both the results of Eastside Distilling, Inc. and Subsidiary with those of the LLC and provide a full year presentation for comparability purposes. The LLC's period is from January 1, 2013 to October 31, 2014, and Eastside Distilling, Inc. and Subsidiary's period is from November 1, 2014 to December 31, 2014.

Liquidity

The Company incurred a loss of approximately $4.1 million in 2014, largely comprised of the impairment of goodwill of approximately $3.2 million, and used cash flow from operations of approximately $1.1 million. The Company raised net proceeds of approximately $2.2 million from the issuance of common stock in 2014 with approximately $1.1 million of cash on hand at December 31, 2014. Management believes that cash flow from operations and available capital are sufficient to sustain its current level of operations for the next twelve months. However, the Company may require additional capital to expand and market its business to become a nationwide distributor. The Company's ability to raise additional capital, as needed, on beneficial terms or at all could restrict its future growth and limit its current operations.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

2.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of Eastside Distilling, Inc. and its wholly-owned subsidiary MWWD. All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, marketing and distributing hand-crafted spirits, and operates as one segment. The Company's chief operating decision maker, its chief executive officer, reviews the Company's operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Revenue Recognition

The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, the Company recognizes sales upon the consignee’s (typically the OLCC) shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail location are recognized at the time of sale.

Revenue received from online merchants who sell discounted gift certificates for the Company's merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, contract production fees, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract production fees and packaging.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from the Company’s distribution facilities to customers are recorded in cost of sales.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2014 and 2013.

Concentrations

The Company sells to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. The Company did not record an allowance for doubtful accounts at December 31, 2014 and 2013.

The Company relies on a limited number of suppliers for the ingredients used in producing its products. In order to mitigate any adverse impact from a disruption of supply, the Company attempts to maintain an adequate supply of ingredients and believes that other vendors would be able to provide similar ingredients if supplies were disrupted.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2014 and 2013, one distributor, the OLCC, represented 70% and 63% of trade receivables, respectively. Sales to one distributor, the OLCC, accounted for approximately 40% of our consolidated revenues for each of the years ended December 31, 2014 and 2013.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At December 31, 2014 and 2013, management has elected to not report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

The hierarchy of fair value valuation techniques under GAAP provides for three levels: Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under GAAP's fair value measurement requirements are as follows:

Level 1:	Fair value of the asset or liability is determined using unadjusted quoted prices in active markets for identical assets or liabilities.
Level 2:

Fair value of the asset or liability is determined using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Level 3:	Fair value of the asset or liability is determined using unobservable inputs that are significant to the fair value measurement and reflect management's own assumptions regarding the applicable asset or liability.

None of the Company's assets or liabilities were measured at fair value at December 31, 2014 and 2013. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At December 31, 2014 and 2013, the Company’s notes payable and convertible note payable are at fixed rates and their carrying value approximates fair value.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2014 and 2013.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from two to seven years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred.

Long-lived Assets

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual review is performed during the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. At December 31, 2014, the Company determined that its goodwill recorded as a result of the Acquisition was fully impaired (see note 3).

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the "asset and liability method" for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2014, the Company established a valuation allowance against its net deferred tax assets.

Income tax positions that meet the "more-likely-than-not" recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2014 and 2013.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company's U.S. federal and state income tax returns for years prior to 2011.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $303,000 and $56,000 for the years ended December 31, 2014 and 2013, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Comprehensive Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive income. The Company does not have any reconciling other comprehensive income items for the years ended December 31, 2014 and 2013.

Excise Taxes

The Company is responsible for compliance with the TTB regulations which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued various Accounting Standards Updates, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's consolidated financial position, results of operations, or cash flows.

3.	Acquisition

As discussed in note 1, through a reverse acquisition transaction, the LLC obtained a controlling financial interest in Eurocan on October 31, 2014. The following tables summarize the consideration paid for Eurocan and the recognized amounts of identifiable assets acquired and liabilities assumed on the date of the Acquisition:

Consideration
Shares issued (8,000,000) to effect reverse acquisition	$3,200,000
Fair value of total consideration transferred	$3,200,000

Recognized amounts of identifiable assets acquired and liabilities assumed
Cash	$364
Receivables	155,060
Accounts payable	(37,411)
Accrued liabilities	(11,302)
Deferred revenue	(2,860)
Convertible note payable	(150,000)
Total identifiable net liabilities	(46,149)
Goodwill	3,246,149
Total recognized amounts of identifiable assets acquired and liabilities assumed	$3,200,000

The reverse acquisition was accounted for under the purchase method; accordingly, the purchase price was allocated to assets acquired and liabilities assumed based on their estimated fair values as determined by Company management. As part of the assessment of the fair value of assets acquired, no intangible assets were recognized. Fair values were estimated by the Company's management based on information currently available and on current assumptions as to future operations. The primary reason for the reverse acquisition was to allow the Company to gain access to public markets.

Eurocan's revenues and net loss were not significant for the ten months ended October 31, 2014 and for the year ended December 31, 2013.

On February 3, 2015, the Company entered into a Separation and Share Transfer Agreement (Share Transfer) with MWWD under which substantially all assets and liabilities of MWWD were transferred to Michael Williams in consideration of MWWD's and Mr. Williams' full release of all claims and liabilities related to MWWD and the MWWD business. Following the Share Transfer, MWWD ceased to be a subsidiary of the Company. As a result of the terms of the Share Transfer, the Company determined that the goodwill recorded in connection with the Acquisition was impaired; accordingly, the Company recorded $3,246,149 of goodwill impairment in the accompanying consolidated statement of operations for the year ended December 31, 2014.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

MWWD is an online marketing and media solutions firm specializing in digital interactive media. MWWD uses digital interactive media to efficiently carry out highly targeted advertising and marketing campaigns.

4.	Inventories

Inventories consist of the following at December 31:

	2014	2013
Raw materials	$116,318	$17,129
Finished goods	260,702	41,922
Total	$377,020	$59,051

5.	Property and Equipment

Property and equipment consists of the following at December 31:

	2014	2013
Furniture and fixtures	$48,585	$22,716
Leasehold improvements	5,487	5,487
Vehicles	38,831	-
Total cost	92,903	28,203
Less accumulated depreciation and amortization	(11,697)	(5,808)
Property and equipment - net	$81,206	$22,395

Depreciation and amortization expense totaled $5,889 and $2,790 for the years ended December 31, 2014 and 2013, respectively.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

6.	Notes Payable

Notes payable consists of the following at December 31:

	2014	2013
Unsecured note payable bearing interest at 7.00%. The note is payable in monthly interest only payments from May 1, 2012 through May 1, 2013, followed by principal and interest payments through May 1, 2015. Paid in full during 2014.	$-	$2,301
Unsecured note payable bearing interest at 6.00%. The note is payable in monthly principal plus interest payments of $1,079 beginning March 1, 2014. During 2014, this note payable was increased to $50,000 and the unpaid principal balance of $46,853 was converted to equity.	-	30,000
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	26,831	-
Total notes payable	26,831	32,301
Less current portion	(3,560)	(2,301)
Long-term portion of notes payable	$23,271	$30,000

Future annual principal repayments on notes payable are as follows for the years ended December 31:

2015	$3,560
2016	3,944
2017	4,271
2018	4,625
2019	5,008
Thereafter	5,423
Total	$26,831

7.	Convertible Note Payable

At December 31, 2014, convertible note payable consists of a $150,000 convertible note bearing interest at 5% per annum with a maturity date of June 13, 2015. The note may be converted into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The note may be prepaid upon payment of 150% of the outstanding principal balance to the holder.

8.	Income Taxes

At December 31, 2013, the Company was a limited liability company. As a limited liability company, all income tax effects of the Company's operations were passed through to its members individually, accordingly, the accompanying financial statements do not include any income tax effects for the Company at or for the year ended December 31, 2013.

The provision for income taxes for the year ended December 31, 2014 consists of current state minimum income taxes.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the year ended December 31, 2014 were as follows:

Expected federal income tax benefit	$(1,378,928)
State income taxes after credits	(266,684)
Change in valuation allowance	138,579
Permanent tax differences	1,497,622
Other	10,911
Total provision for income taxes	$1,500

The components of the net deferred tax assets and liabilities at December 31, 2014 consisted of the following:

Deferred tax assets
Net operating loss carryforwards	$148,927
Stock-based compensation	4,060
Total deferred tax assets	152,987

Deferred tax liabilities
Depreciation and amortization	(14,408)
Total deferred tax liabilities	(14,408)
Valuation allowance	(138,579)
Net deferred tax assets	$-

At December 31, 2014, the Company has federal and state net operating loss carryforwards (NOLs) of approximately $367,000 and $366,000, respectively, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029.

In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the realizability of the deferred tax assets, management has determined a full valuation allowance is appropriate.

9.	Commitments and Contingencies

Operating Leases

The Company leases its warehouse, kiosks, and tasting room space under operating lease agreements which expire through October 2020. Monthly lease payments range from $1,300 to $24,000 over the terms of the leases. For operating leases which contain fixed escalations in rental payments, the Company records the total rent expense on a straight-line basis over the lease term. The difference between the expense computed on a straight-line basis and actual payments for rent represents deferred rent which is included within accrued liabilities on the accompanying consolidated balance sheets. Retail spaces under lease are subject to monthly percentage rent adjustments when gross sales exceed certain minimums.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

At December 31, 2014, future minimum lease payments required under the operating leases are approximately as follows:

2015	$185,000
2016	294,000
2017	254,000
2018	266,000
2019	278,000
Thereafter	240,000
Total	$1,517,000

Total rent expense was approximately $144,000 and $16,000 for the years ended December 31, 2014 and 2013, respectively.

Legal Matters

The Company is involved in certain legal matters arising from the ordinary course of business. Management does not believe that the outcome of these matters will have a significant effect on the Company's consolidated financial position or results of operations.

10.	Net (Loss) Income per Common Share

Basic net (loss) income per common share is computed by dividing net (loss) income by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net (loss) income per common share is computed by dividing net (loss) income by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. There were no dilutive common shares at December 31, 2014 and 2013. The numerators and denominators used in computing basic and diluted net (loss) income per common share in 2014 and 2013 are as follows:

	Net (Loss) Income (Numerator)	Weighted Average Shares (Denominator)	Net (Loss) Income Per Common Share
2014
Basic and diluted net loss per common share	$(4,057,171)	33,374,007	$(0.12)

2013
Basic and diluted net income per common share	$86,986	32,000,000	$0.00

11.	Related Party Transactions

During the year ended December 31, 2014, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card totaling approximately $345,000. These related party advances do not bear interest and are payable on demand. At December 31, 2014, the remaining balance due to the chief executive officer was approximately $3,000 and is included in accounts payable on the accompanying consolidated balance sheet.

In December 2014, the Company's chief executive officer purchased 37,500 shares of common stock for $15,000.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

12.	Stock-Based Compensation

On October 21, 2014, per the terms of a consulting agreement, the Company agreed to issue options to purchase 1,000,000 shares of common stock to a third-party consultant at an exercise price of $0.40 per share in consideration of services to be rendered through October 2016. The options have not been registered under a formal option plan as of December 31, 2014. The options were formally issued on February 10, 2015. However, the Company has considered October 21, 2014 the grant date for accounting purposes because all of the requirements for establishing a grant date under GAAP were met at October 21, 2014 (a mutual understanding of the options' key terms and conditions was agreed to, the third-party consultant began providing the related services, and the options were approved by the Company's management which also comprise the Company's board of directors). The options became immediately vested on October 21, 2014 and are exercisable from February 10, 2015 until February 10, 2017.

The Company uses the Black-Scholes valuation model to measure the grant-date fair value of stock options. The grant-date fair value of stock options is recognized on a straight-line basis over the requisite service period. To determine the fair value of stock options using the Black-Scholes valuation model, the calculation takes into consideration the effect of the following:

•	Exercise price of the option
•	Fair value of the Company's common stock on the date of grant
•	Expected term of the option
•	Expected volatility over the expected term of the option
•	Risk-free interest rate for the expected term of the option

The calculation includes several assumptions that require management's judgment. The fair value of the Company's common stock on the date of grant was determined by management to be $0.40 per share based on the proximity of the grant date to the date of the Acquisition and the value used to determine the fair value of total consideration transferred for the Acquisition, as well as the price used in the Company's common stock offering which closed in December 2014. The expected term of the options was calculated using the simplified method described in GAAP. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility was derived from volatility calculated using historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the options. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the options.

The following weighted-average assumptions were used in the Black-Scholes valuation model for the year ended December 31, 2014:

Risk-free interest rate	0.10%
Expected term (in years)	1.29
Dividend yield	-
Expected volatility	70%

The weighted-average grant-date fair value of stock options granted during the year ended December 31, 2014 was $0.12. For the year ended December 31, 2014, total stock-based compensation expense was $10,000. At December 31, 2014, the total compensation cost related to stock options not yet recognized was $110,000, which is expected to be recognized over a weighted-average period of approximately 1.83 years. This unrecognized compensation cost is included in prepaid expenses and other long-term assets in the accompanying consolidated balance sheet at December 31, 2014.

Eastside Distilling, Inc. and Subsidiary

(Prior to November 1, 2014, Eastside Distilling, LLC)

Notes to Consolidated Financial Statements

Years Ended December 31, 2014 and 2013

A summary of stock option activity at and for the year ended December 31, 2014 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2013	-	$-
Options granted	1,000,000	0.40
Options exercised	-	-
Options canceled	-	-
Outstanding at December 31, 2014	1,000,000	0.40

13.	Subsequent Events

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares, subject to adjustment.

At March 31, 2015, there are options to purchase 350,000 shares of common stock under this plan.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Previous independent registered public accounting firm

On December 16, 2014, we dismissed MaloneBailey, LLP as our independent accountants, and we have engaged Burr Pilger Mayer, Inc. as our independent registered public accounting firm.

The reports of MaloneBailey, LLP on our financial statements for the fiscal years ended December 31, 2012 and 2013 did not contain an adverse opinion or a disclaimer of opinion, nor were such reports qualified or modified as to uncertainty, audit scope or accounting principles, except that the accountant’s reports of MaloneBailey, LLP on our financial statements as of and for the fiscal years ended December 31, 2012 and 2013 stated that we have suffered losses from operations and have a working capital deficit, and that these conditions raise substantial doubt about our ability to continue as a going concern.

The decision to change accountants from MaloneBailey, LLP to Burr Pilger Mayer, Inc. was approved by our board of directors.

During our fiscal years ended December 31, 2012 and 2013 and the subsequent interim period through December 16, 2014, the date of the dismissal of MaloneBailey, LLP, we did not have any disagreement with MaloneBailey, LLP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

During that time, there were no “reportable events” as set forth in Item 304(a)(1) of Regulation S-K adopted by the Securities and Exchange Commission, except that (i) the accountant’s reports of MaloneBailey, LLP on our financial statements as of and for the fiscal years ended December 31, 2012 and 2013 stated that we have suffered losses from operations and have a working capital deficit, and that these conditions raise substantial doubt about our ability to continue as a going concern, (ii) our disclosure controls and procedures were not effective for the fiscal years ended December 31, 2012 and 2013, as reported in our annual reports on Form 10-K for the fiscal years ended December 31, 2012 and 2013, and (iii) our management identified material weaknesses in our internal control over financial reporting for the fiscal years ended December 31, 2012 and 2013, as reported in our annual reports on Form 10-K for the fiscal years ended December 31, 2012 and 2013. The material weaknesses included weaknesses in procedures for control evaluation, a lack of an audit committee, insufficient documentation of review procedures, and insufficient information technology procedures. Our board of directors have discussed these matters with Malone Bailey, LLP, and we have authorized Malone Bailey, LLP to respond fully to the inquiries of our successor accountant, Burr Pilger Mayer, Inc., concerning these matters.

New independent registered public accounting firm

On December 16, 2014, we engaged Burr Pilger Mayer, Inc. as our independent registered public accounting firm for our fiscal year ended December 31, 2004. The decision to engage Burr Pilger Mayer, Inc. as our independent registered public accounting firm was approved by the our board of directors.

During the two most recent fiscal years and through the December 16, 2014, we have not consulted with Burr Pilger Mayer, Inc. regarding either of the following:

1.	the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us nor oral advice was provided that Burr Pilger Mayer, Inc. concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.	any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2014. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2015, subject to available resources.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

Insufficient Information Technology Procedures. Management has not established methodical and consistent policies and procedures to ensure data integrity and security.

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2014, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the year ended December 31, 2014, that materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION.

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Steven Earles	45	Chief Executive Officer. Chief Financial Officer and director (Chairman)
Martin Kunkel	48	Chief Marketing Officer, Secretary and director
Lenny Gotter	47	Director and Founder

Steven Earles

President Chief Executive Officer, Chief Financial Officer and director (Chairman)

Mr. Earles has served as our President, Chief Executive Officer, Chief Financial Officer and director (Chairman) since October 31, 2014. Previously, Mr. Earles served as Eastside Distilling LLC’s Chief Executive Officer since January 2014. Prior to joining Eastside, Mr. Earles served as managing director of CRM Land Development LLC, a land development company from 2010 to 2014. From 2000 to 2010, Mr. Earles served as Chief Executive Officer for SD Earles Inc., a southern California real estate development company. In addition, Mr. Earles served as Chief Executive Officer for several start-up companies from 2000 to 2010.

Martin Kunkel

Chief Marketing Officer, Secretary and director

Mr. Kunkel has served as our Chief Marketing Officer and director since January 13, 2015 and as our Secretary since February 27, 2015. Since April 2014, Mr. Kunkel has also served as Director of Player Development and Casino Marketing at the Hard Rock Hotel/Casino in Las Vegas, Nevada. From June 2011 to April 2014, Mr. Kunkel served as Executive Casino Host and Casino Marketing for the Cosmopolitan in Las Vegas, Nevada. From October 2010 to June 2011, Mr. Kunkel served as Casino Host for the Hard Rock Hotel/Casino in Hollywood, Florida.

Lenny Gotter

Director and Founder

Mr. Gotter has served as a director since October 31, 2014. In addition, Mr. Gotter served as Chief Operating Officer and from October 31, 2014 to February 26, 2015. Mr. Gotter founded Eastside Distilling, LLC, our wholly-owned subsidiary in 2008 and has served in management positions since its founding, most recently as Chief Operating Officer. Mr. Gotter has a degree in economics from the University of Wisconsin.

Director Qualifications

We considered Mr. Earles’ prior experience with Eastside as well as experience with other start-up businesses as well as his experience as CEO for a real estate development company as important factors in concluding that he was qualified to serve as one of our directors. Regarding Mr. Gotter, we considered his experience founding Eastside and being employed in various management capacities at Eastside since 2008 as important factors in concluding that he was qualified to serve as one of our directors. Regarding Mr. Kunkel, we considered his marketing and player development positions as important factors in concluding that he was qualified to serve as one of our directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

•	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

•	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

•	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

•	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

•	been subject or a party to or any other disclosable event required by Item 401(f) of Regulation S-K.

Family Relationships

None.

Stockholders can send communications to the Board of Directors by sending a certified or registered letter to the Chairman of the Board, care of the Secretary, at our main business address set forth above. Communications that are threatening, illegal, or similarly inappropriate, and advertisements, solicitations for periodical or other subscriptions, and other similar communications will generally not be forwarded to the Chairman.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for services rendered during the fiscal years ended December 31, 2014, and 2013.

Summary Compensation Table
					All Other
Name and Position	Year	Salary		Bonus	Compensation	Total ($)
Steven Earles	2014	$9,000		$—	$—		$9,000
President, Chief Executive Officer and Chief Financial Officer, (Since October 31, 2014)	2013	$N/A		N/A	$ N/A	$	N/A

Lenny Gotter	2014	$15,600	(1)	$200	$—		$15,800
Chief Operating Officer and Secretary (From October 31, 2014 to February 26, 2015)	2013	$7,600	(1)	—	$—		$7,600

Michael Williams	2014	$-		-	$—		$-
President, Chief Executive Officer and Chief Financial Officer (Until October 31, 2014)	2013	$-		-	$—		$-

Daniela Anastasio	2014	$-		-	$—		$-
Secretary (Until October 31, 2014)	2013	$-		-	$—		$-

(1)	Includes compensation paid by Eastside Distilling, LLC

All Other Compensation

None

Outstanding Equity Awards

There were no outstanding equity awards to our executive officers as of the year ended December 31, 2014.

Employment Agreements

We have employment agreements with each of Steven Earles, Lenny Gotter and Martin Kunkel. Descriptions of the material terms of each agreement are set forth below.

Employment Agreement with Steven Earles

On February 6, 2015, we entered into an employment agreement with Steven Earles to serve as President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors.  The agreement is for an initial term ending on February 5, 2018 and provides for an annual base salary during the term of the agreement of $104,000 per year. Mr. Earles is eligible to receive a bonus of at the discretion of the board of directors.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) two (2) weeks paid vacation leave; (iii) medical, dental and life insurance benefits (iii) 36-month non-compete/non-solicitation terms; and(iv) a severance payment equal to the six months base salary upon termination without cause.

.

Employment Agreement with Lenny Gotter

On February 6, 2015, we entered into an employment agreement with Lenny Gotter to serve as Chief Operating Officer.  The agreement is for an initial term ending on February 5, 2018 and provides for an annual base salary during the term of the agreement of $78,000 per year, Mr. Gotter received a $5,000 one-time bonus upon execution of the agreement and is eligible to receive a bonus of at the discretion of the board of directors.  On February 26, 2015, Mr. Gotter’s agreement was amended to reflect his resignation as Chief Operating Officer. Mr. Gotter will continue to be employed by us in his role as a founder.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) two (2) weeks paid vacation leave; (iii) medical, dental and life insurance benefits (iii) 36-month non-compete/non-solicitation terms; (iv) a severance payment equal to the six months base salary upon termination without cause. Mr. Gotter also agreed to a 5-year lock-up with respect to his shares.

Employment Agreement with Martin Kunkel

On February 6, 2015, we entered into an employment agreement with Martin Kunkel to serve as Chief Marketing Officer.  The agreement is for an initial term ending on February 5, 2018 and provides for an annual base salary during the term of the agreement of $40,000 per year, Mr. Kunkel is eligible to receive a bonus of at the discretion of the board of directors.  In addition, Mr. Kunkel received an option to purchase 200,000 shares of our common stock.  This option has a 5 year term and the securities issued thereunder will be vest over 2-years with 25% vesting in the first year and 75% vesting in the second year provided, however, that the options will not begin vesting until 6-months after the date of grant.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) two (2) weeks paid vacation leave; (iii) medical, dental and life insurance benefits (iii) 36-month non-compete/non-solicitation terms; and (iv) a severance payment equal to the six months base salary upon termination without cause.

Potential Payments upon Termination

Under the terms of Messrs.’ Earles, Gotter and Kunkel employment agreements, each of them is entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate their employment without cause.

The following table sets forth quantitative information with respect to potential payments to be made to each of Messrs. Earles, Gotter and Kunkel upon termination without cause. The potential payments are based on the terms of each of the Employment Agreements discussed above. For a more detailed description of the particular Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination Without Cause (1)
Steven Earles	$52,000	(2)
Lenny Gotter	$39,000	(3)
Martin Kunkel	$20,000	(4)

(1)	Employee entitled to six months’ severance at the then applicable base salary rate.
(2)	Based on Mr. Earles’ current annual base salary of $104,000.
(3)	Based on Mr. Gotter’s current annual base salary of $78,000.
(4)	Based on Mr. Kunkel’s current annual base salary of $40,000

Compensation of Directors

Currently, directors receive no compensation for their services on our Board. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and committee meetings provided that we have the resources to pay these expenses.

Code of Ethics

We have adopted a code of ethics that applies to the principal executive officer and principal financial and accounting officer.  We will provide to any person without charge, upon request, a copy of our code of ethics.  Requests may be directed to our principal executive offices at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The following table sets forth information as of March 31, 2015 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.  As of March 31, 2015, we had 45,512,500 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the Securities and Exchange Commission and generally includes voting or investment power over securities.  Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Registration Statement are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address(1)	Number Of Shares Beneficially Owned	Percentage Owned

Officers and Directors:

Steven Earles	12,787,500	28.10%
Lenny Gotter	12,150,000	26.69
Martin Kunkel	0	*

All directors and officers as a group (3 persons)	24,937,500	54.79%

 *Less than 1%.

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2013 a former director of the Company received $14,275 as compensation for management services provided to the Company.

During the year ended December 31, 2014, a former officer of the Company advanced us $8,358. The amount is non-interest bearing, unsecured and due on demand. This advance was forgiven in October 2014 in connection with the Acquisition.

During 2014, our President, Mr. Earles, paid expenses on behalf of Eastside Distilling on his personal credit card totaling $345,212. These related party advances do not bear interest and are payable on demand. We have repaid $342,536 of these advances leaving a balance due as of December 31, 2014 of $2,676.

In December 2014, our President, Mr. Earles, purchased 37,500 shares of common stock for $15,000 in our December 2014 Offering.

We believe that the foregoing transactions were in our best interests. Consistent with Section 78.140 of the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Director Independence

Our Board of Directors has determined that none of our directors are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Burr Pilger Mayer, Inc., LLP billed us $25,000 in fees for our 2014 annual audit. MaloneBailey LLP bill us $12,000 in fees for our 2013 annual audit, $12,000 in fees for the review of our quarterly financial statements in 2014 and $12,000 in fees for the review of our quarterly financial statements in 2013.

Audit Related Fees

We did not pay any fees to Burr Pilger Mayer, Inc. for assurance and related services that are not reported under Audit Fees above in 2014.

We did not pay any fees to MaloneBailey, LLP for assurance and related services that are not reported under Audit Fees above in 2014 or 2013.

Tax Fees

For the fiscal year ended December 31, 2014, the aggregate fees billed for tax compliance, by MaloneBailey LLP were $0.

For the fiscal years ended December 31, 2014 and 2013, the aggregate fees billed for tax compliance, by MaloneBailey LLP were $0.

All Other Fees

For 2014, Burr Pilger Mayer, Inc. billed us $10,000for the audit of Eastside Distilling, LLC financial statements related to our October 2014 acquisition.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by Burr Pilger Mayer, Inc. and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by Burr Pilger Mayer Inc. was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. EXHIBITS.

(a)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated October 20, 2014 by and among Eurocan Holdings Ltd., Eastside Distilling, Inc., and Eastside Distilling, LLC., incorporated by reference to our Current Report on Form 8-K dated October 20, 2014 and filed on October 23, 2014.
2.2	Agreement and Plan of Merger dated November 19, 2014 between Eurocan Holdings, Ltd. and Eastside Distilling, Inc. incorporated by reference to our Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014.
2.3	Separation and Share Transfer Agreement dated February 3, 2015 by and among Eastside Distilling, Inc., Michael Williams Web Design, Inc. and Michael Williams, incorporated by reference to our Current Report on 8-K dated February 3, 2015 and filed on February 5, 2015.
3.1	Amended and Restated Articles of Incorporation of Eurocan Holdings, Inc. (now known as Eastside Distilling, Inc.), incorporated by reference to Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918).
3.2	Amended and Restated Bylaws of Eurocan Holdings, Inc. (now known as Eastside Distilling, Inc.), incorporated by reference to Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918).
3.3	Articles of Merger dated November 19, 2014 between of Eastside Distilling, Inc. and Eurocan Holdings, Ltd incorporated by reference to our Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014.
4.1	Amended 5% Convertible Note dated September 19, 2014, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2014.
4.2	5% Secured Promissory Note dated June 13, 2014 in the principal amount of $150,000 issued by Eastside Distilling LLC in favor of Eurocan Holdings, Ltd., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2014.
10.1	Form of Subscription Agreement, incorporated by reference to our Current Report on Form 8-K dated December 31, 2014 and filed on January 5, 2015.
10.2	Registration Rights Agreement, incorporated by reference to our Current Report on Form 8-K dated December 31, 2014 and filed on January 5, 2015.

10.3	Lease Agreement dated July 17, 2014 between PJM Bldg. II LLC and Eastside Distilling LLC, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.4	2015 Stock Incentive Plan of Eastside Distilling, Inc., incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.5	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., incorporated by reference to our Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015.
10.6	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., incorporated by reference to our Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015.
10.7	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., incorporated by reference to our Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015
10.8	Lease Agreement with Oregon City Building Limited Partnership, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.9	Specialty Lease Agreement dated January 20, 2015 between RPR Washington Square LLC and Eastside Distilling, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.10	License Agreement dated October 10, 2014 between Clackamas Town Center and Eastside Distilling, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.11	Non-Exclusive Consulting Agreement with Rinvest Securities, Inc. (1)
14	Code of Ethics, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
31.1	Certification of Steven Earles pursuant to Rule 13a-14(a). (1)
32.1	Certification of Steven Earles pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101.INS	XBRL Instance Document (1)
101.SCH	XBRL Taxonomy Schema Linkbase Document (1)
101.CAL	XBRL Taxonomy Calculation Linkbase Document (1)
101.DEF	XBRL Taxonomy Definition Linkbase Document (1)
101.LAB	XBRL Taxonomy Labels Linkbase Document (1)
101.PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1) Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steven Earles
Steven Earles
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/Steven Earles	President, Chief Executive Officer,	March 31, 2015
Steven Earles	Chief Financial Officer, and director
(Principal Executive and Financial
And Accounting Officer)

/s/ Martin Kunkel	Chief Marketing Officer, Secretary	March 31, 2015
Martin Kunkel	and director

/s/ Lenny Gotter	Director	March 31, 2015
Lenny Gotter

