Form 10-K/A
period 2014-12-31
Eastside Distilling, Inc.
filed 2015-04-01
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents Incorporated by Reference:

None.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2014 originally filed on March 31, 2015 (the “Originally Filing”) by Eastside Distilling, Inc., a Nevada corporation (“Eastside,” “ESDI,” the “Company,” “we,” or “us”). We are filing this Amendment to include the signature of our Independent Registered Public Accounting Firm on their Report on our financial statements on page F-1 of the Amendment, which signature was inadvertently omitted from the Report contained in the Original Filing.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made the SEC subsequent to the filing of the Form 10-K.

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

/s/ Burr Pilger Mayer, Inc.

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

(1) Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this Amendment No. 1 to annual report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steven Earles
Steven Earles
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Amendment No. 1 to annual report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/Steven Earles	President, Chief Executive Officer,	April 1, 2015
Steven Earles	Chief Financial Officer, and director
(Principal Executive and Financial
And Accounting Officer)

/s/ Martin Kunkel	Chief Marketing Officer, Secretary	April 1, 2015
Martin Kunkel	and director

/s/ Lenny Gotter	Director	April 1, 2015
Lenny Gotter

