Form 10-Q
period 2015-03-31
Eastside Distilling, Inc.
filed 2015-05-20
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended March 31, 2015

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the transition period from _________________ to _________________

Commission File No.: 000-54959

EASTSIDE DISTILLING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
1805 SE Martin Luther King Jr. Blvd. Portland, Oregon 97214 (Address of principal executive offices)

Issuer’s telephone number: (971) 888-4264

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

As of May 15, 2015, 45,550,000 shares of our common stock were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2015

ITEM 1 –FINANCIAL INFORMATION

Eastside Distilling, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
March 31, 2015 and December 31, 2014

	March 31, 2015 (unaudited)	December 31, 2014 (1)
Assets
Current assets:
Cash	$368,136	$1,082,290
Trade receivables	59,106	138,041
Inventories	841,843	377,020
Prepaid expenses	189,024	174,147
Total current assets	1,458,109	1,771,498
Property and equipment - net	76,827	81,206
Other assets	150,625	193,750
Total Assets	$1,685,561	$2,046,454

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$640,368	$206,630
Accrued liabilities	99,997	72,610
Deferred revenue	2,076	8,275
Current portion of note payable	3,715	3,560
Convertible note payable	150,000	150,000
Total current liabilities	896,156	441,075
Note payable - less current portion	22,315	23,271
Total liabilities	918,471	464,346

Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized;
no shares issued and outstanding at March 31, 2015 and
December 31, 2014	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized;
45,512,500 shares issued and outstanding at March 31, 2015
and December 31, 2014	4,551	4,551
Additional paid-in capital	5,554,242	5,538,242
Accumulated deficit	(4,791,703)	(3,960,685)
Total stockholders' equity	767,090	1,582,108
Total Liabilities and Stockholders' Equity	$1,685,561	$2,046,454

(1) Derived from the Company’s December 31, 2014 audited financial statements

Eastside Distilling, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the three months ended March 31, 2015 and 2014
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Sales	$424,910	$182,350
Less excise taxes	99,840	35,237
Net sales	325,070	147,113
Cost of sales	217,862	94,937
Gross profit	107,208	52,176
Selling, general, and administrative expenses	987,163	77,061
Loss from operations	(879,955)	(24,885)
Other income (expense) - net	48,937	(394)
Loss before income taxes	(831,018)	(25,279)
Provision for income taxes	—	—
Net loss	$(831,018)	$(25,279)

Basic and diluted net loss per common share	$(0.02)	$(0.00)

Basic and diluted weighted average common shares outstanding	45,512,500	32,000,000

Eastside Distilling, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2015 and 2014
(unaudited)

	Three Months Ended
	March 31, 2015	March 31, 2014
Cash Flows From Operating Activities
Net loss	$(831,018)	$(25,279)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	4,379	988
Stock-based compensation	31,000	—
Gain on spin-off of subsidiary	(52,890)	—
Changes in operating assets and liabilities
Trade receivables	78,835	38,483
Inventories	(464,823)	(6,519)
Prepaid expenses and other assets	13,248	(1,798)
Accounts payable	472,998	129
Accrued liabilities	38,257	(5,147)
Deferred revenue	(3,339)	(2,723)
Net cash used in operating activities	(713,353)	(1,866)
Cash Flows From Financing Activities
Proceeds from notes payable	—	20,000
Payments of principal on notes payable	(801)	(3,725)
Distributions	—	(1,032)
Net cash (used in) provided by financing activities	(801)	15,243
Net (decrease) increase in cash	(714,154)	13,377
Cash - beginning of period	1,082,290	29,784
Cash - end of period	$368,136	$43,161

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$2,900	$395

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated results of operations for the three months ended March 31, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

Principles of Consolidation

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

Subsequent to the Acquisition, Eastside Distilling, Inc. merged with and into Eurocan, and Eurocan's name was officially changed to Eastside Distilling, Inc. (Eastside). Prior to the Acquisition, Michael Williams Web Design, Inc. (MWWD) was a wholly-owned subsidiary of Eurocan and constituted the majority of Eurocan's operations. Pursuant to the Agreement and subsequent activity, MWWD became a wholly-owned subsidiary of Eastside on October 31, 2014. MWWD's operations are not significant. Eastside and MWWD are collectively referred to herein as "the Company".

On February 3, 2015, the Company entered into a Separation and Share Transfer Agreement (Share Transfer) with MWWD under which substantially all assets and liabilities of MWWD were transferred to Michael Williams in consideration of MWWD's and Mr. Williams' full release of all claims and liabilities related to MWWD and the MWWD business. Following the Share Transfer, MWWD ceased to be a subsidiary of the Company. As a result of the Share Transfer, the Company recorded a gain of approximately $53,000, which is included in other income in the accompanying condensed consolidated statements of operations for the three months ended March 31, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams.

The results for the three months ended March 31, 2015 referred to in these condensed consolidated financial statements include both the results of Eastside and MWWD (through February 3, 2015). The results for the three months ended March 31, 2014 referred to in these condensed consolidated financial statements include the results of the LLC.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

Liquidity

The Company incurred a loss of approximately $831,000 and used cash flow from operations of approximately $713,000 for the three months ended March 31, 2015. The Company raised net proceeds of approximately $2.2 million from the issuance of common stock in 2014 and has approximately $368,000 of cash on hand at March 31, 2015. The Company will require additional capital or financing to sustain its current level of operations for the next twelve months. Management believes the Company will be successful in raising sufficient additional capital to sustain its operations and continue to expand its business. Any failure to obtain additional capital will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company's operations. The Company's ultimate success depends on its ability to achieve profitable operations and generate positive cash flow from operations. There can be no assurance that the Company will achieve profitable operations or raise additional capital or financing at acceptable terms.

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

Use of Estimates

The preparation of financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At March 31, 2015 and December 31, 2014, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

None of the Company's assets or liabilities were measured at fair value at March 31, 2015 and December 31, 2014. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At March 31, 2015 and December 31, 2014, the Company’s note payable and convertible note payable are at fixed rates and their carrying value approximates fair value.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has recently issued various Accounting Standards Updates, most of which represent technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's financial position, results of operations, or cash flows.

2.	Inventories

Inventories consist of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Raw materials	$700,655	$282,007
Finished goods	135,447	84,887
Other	5,741	10,126
Total	$841,843	$377,020

3.	Property and Equipment

Property and equipment consists of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Furniture and fixtures	$48,585	$48,585
Leasehold improvements	5,487	5,487
Vehicles	38,831	38,831
Total cost	92,903	92,903
Less accumulated depreciation and amortization	(16,076)	(11,697)
Property and equipment - net	$76,827	$81,206

Depreciation and amortization expense totaled $4,379 and $988 for the three months ended March 31, 2015 and 2014, respectively.

4.	Note Payable

Note payable consists of the following at March 31, 2015 and December 31, 2014:

	2015	2014
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	26,030	26,831
Total note payable	26,030	26,831
Less current portion	(3,715)	(3,560)
Long-term portion of note payable	$22,315	$23,271

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

5.	Convertible Note Payable

At March 31, 2015 and December 31, 2014, convertible note payable consists of a $150,000 convertible note bearing interest at 5% per annum with a maturity date of June 13, 2015. The note may be converted into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The note may be prepaid upon payment of 150% of the outstanding principal balance to the holder.

6.	Net Loss per Common Share

Basic net loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. The numerators and denominators used in computing basic and diluted net loss per common share for the three months ended March 31, 2015 and 2014 are as follows:

	Net Loss (Numerator)	Weighted Average Shares (Denominator)	Net Loss Per Common Share
2015
Basic and diluted net loss per common share	$(831,018)	45,512,500	$(0.02)

2014
Basic and diluted net loss per common share	$(25,279)	32,000,000	$(0.00)

7.	Stock-Based Compensation

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 3,000,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. Stock options shall vest at the rate of at least 20 percent per year over five years from the date of grant. At March 31, 2015, there were 350,000 options issued under the Plan outstanding.

The Company also issues, from time to time, options which are not registered under a formal option plan. At March 31, 2015, there were 1,000,000 options outstanding that were not issued under the Plan.

There were no stock options issued or outstanding at and for the three months ended March 31, 2014. A summary of all stock option activity at and for the three months ended March 31, 2015 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2014	1,000,000	(1)	$0.40
Options granted	350,000	(2)	1.81
Options exercised	—		—
Options canceled	—		—
Outstanding at March 31, 2015	1,350,000		$0.76

Exercisable at March 31, 2015	1,000,000		$0.40

(1) Non-Plan options

(2) Granted under 2015 Stock Incentive Plan

The aggregate intrinsic value of options outstanding at March 31, 2015 was $1,735,000.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2015

At March 31, 2015, there were 350,000 unvested options with an aggregate grant date fair value of $327,000, all of which the Company assumes will vest. The aggregate intrinsic value of unvested options at March 31, 2015 was $85,000. No options became vested during the three months ended March 31, 2015.

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

The calculation includes several assumptions that require management's judgment. The expected term of the options is calculated using the simplified method described in GAAP. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is derived from volatility calculated using historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the options. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the options.

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the three months ended March 31, 2015:

Risk-free interest rate	1.00%
Expected term (in years)	3.38
Dividend yield	—
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2015 was $0.93. The aggregate grant date fair value of the 350,000 options granted during the three months ended March 31, 2015 was $327,000.

For the three months ended March 31, 2015, total stock-based compensation expense related to stock options was $31,000. At March 31, 2015, the total compensation cost related to stock options not yet recognized was $406,000, which is expected to be recognized over a weighted-average period of approximately 1.92 years.

8.	Subsequent Events

In April 2015, the Company issued 37,500 shares of common stock to a third-party consultant in exchange for services rendered.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

This section of the Quarterly Report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from our predictions.

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from Management's expectations. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry.

Overview

We were incorporated on February 11, 2004 in Nevada as Eurocan Holdings, Ltd. Until closing of the Acquisition (described below), Eurocan operated solely as an online marketing and media solutions firm specializing in digital interactive media, which business was conducted through Eurocan’s wholly-owned subsidiary, Michael Williams Web Design Inc. of New York, NY (“MWWD”).

On December 1, 2014, we changed our corporate name to “Eastside Distilling, Inc.” from Eurocan Holdings Ltd, to reflect our recent acquisition of Eastside Distilling, LLC resulting in us primarily conducting Eastside’s business (See “The Acquisition of Eastside Distilling, LLC” below). Until February 3, 2015, we continued to operate our online marketing and media solutions business through MWWD (See “Spin-Off of MWWD” below).

The Acquisition of Eastside Distilling, LLC

On or about April 30, 2014, Eurocan Holdings Ltd. (“we,” “us,” or the “Company”) entered into a letter of intent with Eastside Distilling LLC (“Eastside”) with respect to a proposed business combination.  We were introduced to Eastside by an existing debt investor and creditor of the Company, who in turn was introduced to Eastside LLC by a mutual colleague.  The parties decided to proceed with the transaction in order to provide Eastside with access to the public capital markets and to enhance the financial condition and performance of the Company.  The transaction structure was negotiated between the parties to reflect the economic terms that the parties negotiated and to qualify the transaction as a tax-free exchange under Section 351 of the Internal Revenue Code.

Thereafter, in June, 2014, as the Company and Eastside were negotiating and structuring the proposed business combination, the Company loaned $150,000 to Eastside, which loan in turn was financed by the issuance of a demand loan by Eurocan to the existing debt investor and creditor of the Company. The loan was made as a bridge loan in anticipation of the business combination contemplated by the letter of intent.  The parties negotiated to structure the bridge loan as a loan from the existing debt investor to the Company and then as a loan from the Company to Eastside.  The business purposes of structuring the loans in this manner were two-fold.  First, the existing debt investor was already a debt investor and creditor of Eurocan and preferred to make an additional investment in a company in which it had already invested, rather than a new investment in a different issuer.  This facilitated the transaction documentation and the due diligence investigation, as time was of the essence in the making of the bridge loan.  Second, the existing debt investor preferred to invest in an issuer whose common stock was already publicly traded, rather than in a privately held LLC.  In accordance with these two investment criteria, the existing debt investor, the Company, and Eastside negotiated to have the debt investor purchase the demand note from the Company and then have the Company loan the proceeds to Eastside. As time was of the essence, the parties agreed to have the Company issue a demand note to the existing debt investor initially in order to provide the parties additional time to negotiate the remaining terms of the loan in good faith.  These negotiations continued until around September 19, 2014, at which point, in lieu of the existing debt investor demanding repayment of the note, the Company and the existing debt investor amended the note to be a 5% Convertible Note. The convertible note bears interest at 5% per annum and has a maturity date of June 13, 2015. The note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. Other than as described herein, no material relationship between the Company and its affiliates and Eastside and its affiliates existed before October 31, 2014.

On October 31, 2014, Eurocan consummated the acquisition (the “Acquisition”) of Eastside pursuant to an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Eastside, and Eastside Distilling, Inc., our wholly-owned subsidiary. Pursuant to the Agreement, Eastside merged with and into Eastside Distilling, Inc. The merger consideration for the acquisition consisted of 32,000,000 shares (the “Shares”) of our common stock.   In addition, certain of our stockholders cancelled an aggregate of 24,910,000 shares of our common stock held by them. As a result, on October 31, 2014 we had 40,000,000 shares of our common stock issued and outstanding, of which 32,000,000 shares were held by the former members of Eastside.  The issuance of these Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions afforded by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder.

At the effective time of the Acquisition, our officers and directors resigned, and appointed Steven Earles and Lenny Gotter as directors to our board of directors. In addition, concurrent with closing of the Acquisition, we appointed Mr. Earles as Chief Executive Officer, Chief Financial Officer and Chairman and Mr. Gotter as Chief Operating Officer and Secretary. Mr. Gotter resigned as an officer in February 2015.

Following the Acquisition, we conduct the business of Eastside as our primary business.

Eastside is a manufacturer, developer, producer and marketer of hand-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in seven states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho, and Maryland).  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon as well as its new retail store locations in Clackamas Town Center and Washington Town Center in Portland, Oregon.

Spin-Off of MWWD

Following consummation of the Acquisition, our new management conducted an evaluation of the MWWD business and an analysis of the business going forward. Management determined that due to MWWD’s operating and net losses in each of the last two fiscal years, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and its accumulated deficit, it was not in the best interest of the Company and its stockholders to continue the operation of MWWD going forward. Accordingly, on February 3, 2015, we transferred all shares of MWWD held by us along with all assets and liabilities related to MWWD to Michael Williams in consideration of MWWD’s and Mr. Williams’ full release of all claims and liabilities related to MWWD and the MWWD business. Mr. Williams is the sole officer, director and employee of MWWD. As a result of the spin-off, we determined that the goodwill recorded in connection with the Acquisition was impaired; accordingly, we recorded approximately $3.2 million of goodwill impairment for the year ended December 31, 2014.  Additionally, as a result of the spin-off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams, which is reflected in our financial statements for the three months ended March 31, 2015.

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

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared to the Three Months Ended March 31, 2014

Net Sales

Net sales consist of revenues from the sales of products we supply or distribute net of allowance for excise taxes. The following table sets forth and compares our net sales in (in thousands of dollars) for the three months ended March 31, 2015 and 2014:

Three Months Ended March 31,
Amounts		% Change
2015	2014	2015 vs. 2014
$425	$182	133.5%

We believe that the $243,000 increase, or 133.5% increase in net sales in the first three months of 2015, as compared to the same three months of 2014, was primarily the result of increased sales in all channels we serve, including high volume wholesale liquor distributors and our own retail stores. We recently opened retail stores in shopping centers, such as Clackamas Town Center and the Washington Town Center in Portland, Oregon..

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of sale consists of the costs of ingredients utilized in the production of spirits, contract production fees, packaging and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract production fees and packaging. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit (in thousands of dollars) and gross margin in the three months ended March 31, 2015 and 2014.

	Three Months Ended March 31,
	2015	2014
Gross profit	$107	$52
Gross margin	25.2%	28.6%

Our gross margin of 25.2% of net sales in the first quarter of 2015 declined due to a change in product mix of products sold and higher shipping costs incurred.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses in the three months ended March 31, 2015 and March 31, 2014, respectively (in thousands of dollars):

	Three Months Ended March 31,
	2015	2014
Selling, general and administrative expenses	$987	$77
As a percentage of net sales	132.2%	57.7%

The $910,000 increase in SG&A expenses in the quarter ended March 31, 2015 was primarily attributable to an increase in professional accounting, legal and marketing fees of approximately $421,000, additional payroll expenses for additional sales personnel and event coordinators related to our new retail locations and office personnel of approximately $86,503.

Other Income (Expense)

	Three Months Ended March 31,
	2015	2014
Other income (expense), net	$49.0	$(0.4)
As a percentage of net sales	11.5%	-0.2%

Other income in 2015 is principally a net gain recorded in connection with the spin-off MWWD of $48,937.

Income Taxes

	Three Months Ended March 31,
	2015	2014
Provision for income taxes	$-	$-
Effective tax rate	0.0%	0.0%

Our effective tax rate is affected primarily by recognizing a full valuation allowance on deferred tax benefits due to uncertainty on being able to utilize them.

Financial Condition, Liquidity and Capital Resources

We have historically financed our working capital requirements for our operations primarily from internally generated funds, debt and capital raisings.

In December 2014 we raised $2.2 million from a stock issuance that will be used to support working capital needs.

Net Cash Used in Operations.

We used cash for operations as we built inventory in the first quarter to support higher sales.

During the three months ended March 31, 2015, we used $0.7 million of cash for our operations as compared to $2,000 for the same three months of 2014. At March 31, 2015, inventories totaled $841,000, trade receivables amounted to $59,000 and accounts payable amounted to $640,000, respectively, as compared to $$377,000, $138,000 and $207,000, respectively, at March 31, 2014.

Net Cash From Investing Activities.

We did not have any investing activities in the three months ended March 31, 2015 and 2014.

Net Cash (Used in) Provided by Financing Activities.

We used $801 in cash to make payments on a loan in the three months ended March 31, 2015. For the same period in 2014 we had net cash proved from financing activities of $15,000, principally from the net proceeds from a notes payable of $20,000 less payments on various loans.

Expected Uses and Sources of Funds.

Our cash balance at March 31, 2015 was approximately $368.000. We expect our principal uses for cash in the year ending December 31, 2015 will be to fund operations and capital expenditures. Our cash flows from operations and available capital are presently not sufficient to sustain our current level of operations for the next twelve months. In addition, we will require up to an additional $3.5 million to expand and market our business to become a nationwide distributor. Of this amount, we require $1.1 million to increase inventory to allow for nationwide distribution, $0.9 million to make our new facility fully operational to support production of up to one million cases per year, and $1.5 million for sales and marketing to facilitate nationwide distribution. We plan to improve our cash position by focusing on increasing sales, improving profitability and a combination of capital sources including debt and equity financings. Failure to secure these additional funds will result in a less aggressive growth plan and could also result in a reduction in the current scope of our operations.

In June, 2014, as the Company and Eastside were negotiating and structuring the proposed business combination, the Company loaned $150,000 to Eastside, which loan in turn was financed by the issuance of a demand loan by Eurocan to the existing debt investor and creditor of the Company. The loan was made as a bridge loan in anticipation of the business combination contemplated by the letter of intent.  The parties negotiated to structure the bridge loan as a loan from the existing debt investor to the Company and then as a loan from the Company to Eastside.  The business purposes of structuring the loans in this manner were two-fold.  First, the existing debt investor was already a debt investor and creditor of Eurocan and preferred to make an additional investment in a company in which it had already invested, rather than a new investment in a different issuer.  This facilitated the transaction documentation and the due diligence investigation, as time was of the essence in the making of the bridge loan.  Second, the existing debt investor preferred to invest in an issuer whose common stock was already publicly traded, rather than in a privately held LLC.  In accordance with these two investment criteria, the existing debt investor, the Company, and Eastside negotiated to have the debt investor purchase the demand note from the Company and then have the Company loan the proceeds to Eastside. As time was of the essence, the parties agreed to have the Company issue a demand note to the existing debt investor initially in order to provide the parties additional time to negotiate the remaining terms of the loan in good faith.  These negotiations continued until around September 19, 2014, at which point, in lieu of the existing debt investor demanding repayment of the note, the Company and the existing debt investor amended the note to be a 5% Convertible Note. The convertible note bears interest at 5% per annum and has a maturity date of June 13, 2015. The note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. Other than as described herein, no material relationship between the Company and its affiliates and Eastside and its affiliates existed before October 31, 2014. However, upon consummation of the Acquisition in October 2014 and consolidation of the financial statements, the note previously issued by Eastside in favor of Eurocan in respect of its $150,000 loan to Eastside was reduced to zero.

Critical Accounting Policies

Acquisition

The acquisition of Eastside Distilling LLC by Eurocan Holdings, Ltd. (now known as Eastside Distilling, Inc.) on October 31, 2014, was accounted for as a reverse acquisition with Eastside Distilling, LLC as the acquirer of Eurocan. The condensed consolidated financial statements presented in this Quarterly Report on Form 10-Q are presented as a continuation of the operations of Eastside Distilling, LLC with one adjustment to retroactively adjust the legal common stock shares of Eastside Distilling, Inc. to reflect the legal capital of Eurocan prior to the October 31, 2014 acquisition.

Revenue Recognition

The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission (OLCC), the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail locations are recognized at the time of sale.

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

Concentrations

The Company sells to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. Based on this analysis, the Company did not record an allowance for doubtful accounts at March 31, 2015 and 2014.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At March 31, 2015, we had 5 customers representing 100% of our trade receivables (16%, 19%, 30% 24% and 16%). At March 31, 2014, we had 3 customers representing approximately 97% of our trade receivables (37%, 15% and 45%).

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the three months ended March 31, 2015 and 2014.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended March 31, 2015, our management concluded that our disclosure controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2015, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	On April 8, 2015, we issued 37,500 shares of our common stock in consideration of services rendered under a consulting agreement. We did not receive any proceeds in connection with this issuance. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

Item No.	Description
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.
Dated:	May 20, 2015	By:	/s/ Steven Earles.
Steven Earles
President, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive and Financial and Accounting Officer

