Form 10-Q
period 2015-06-30
Eastside Distilling, Inc.
filed 2015-08-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒            QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

  For the quarterly period ended June 30, 2015

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

As of August 14, 2015, 45,775,000 shares of our common stock were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2015

ITEM 1 –FINANCIAL INFORMATION

Eastside Distilling, Inc. and Subsidiary
Condensed Consolidated Balance Sheets
June 30, 2015 and December 31, 2014

	June 30, 2015 (unaudited)	December 31, 2014 (1)
Assets
Current assets:
Cash	$145,950	$1,082,290
Trade receivables	66,997	138,041
Inventories	849,970	377,020
Prepaid expenses	234,788	174,147
Total current assets	1,297,705	1,771,498
Property and equipment - net	85,517	81,206
Other assets	107,500	193,750
Total Assets	$1,490,722	$2,046,454

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$914,245	$206,630
Accrued liabilities	184,540	72,610
Deferred revenue	5,473	8,275
Current portion of note payable	3,891	3,560
Convertible note payable	150,000	150,000
Total current liabilities	1,258,149	441,075
Note payable - less current portion	20,543	23,271
Total liabilities	1,278,692	464,346

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized;
no shares issued and outstanding at June 30, 2015 and
December 31, 2014	—	—
Common stock, $0.0001 par value; 900,000,000 shares authorized;
45,550,000 and 45,512,500 shares issued and outstanding at
June 30, 2015 and December 31, 2014, respectively	4,555	4,551
Additional paid-in capital	5,687,238	5,538,242
Accumulated deficit	(5,479,763)	(3,960,685)
Total stockholders' equity	212,030	1,582,108
Total Liabilities and Stockholders' Equity	$1,490,722	$2,046,454
(1) Derived from the Company's December 31, 2014 audited financial statements

Eastside Distilling, Inc. and Subsidiary
Condensed Consolidated Statements of Operations
For the three and six months ended June 30, 2015 and 2014
(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 30, 2014	June 30, 2015	June 30, 2014
Sales	$427,591	$257,622	$852,501	$439,972
Less excise taxes	123,177	49,782	223,017	85,019
Net sales	304,414	207,840	629,484	354,953
Cost of sales	157,651	32,164	350,832	127,101
Gross profit	146,763	175,676	278,652	227,852
Selling, general, and administrative expenses	832,039	165,444	1,843,883	242,505
Income (loss) from operations	(685,276)	10,232	(1,565,231)	(14,653)
Other income (expense) - net	(2,784)	(464)	46,153	(858)
Income (loss) before income taxes	(688,060)	9,768	(1,519,078)	(15,511)
Provision for income taxes	—	—	—	—
Net income (loss)	$(688,060)	$9,768	$(1,519,078)	$(15,511)

Basic and diluted net income (loss) per common share	$(0.02)	$0.00	$(0.03)	$(0.00)

Basic and diluted weighted average common shares outstanding	45,547,115	32,000,000	45,529,903	32,000,000

Eastside Distilling, Inc. and Subsidiary
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2015 and 2014
(unaudited)

	Six Months Ended
	June 30, 2015	June 30, 2014
Cash Flows From Operating Activities
Net loss	$(1,519,078)	$(15,511)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	9,009	2,064
Issuance of common stock in exchange for services	65,625	—
Stock-based compensation	83,375	—
Gain on spin-off of subsidiary	(52,890)	—
Changes in operating assets and liabilities
Trade receivables	70,944	5,852
Inventories	(472,950)	(65,363)
Prepaid expenses and other assets	25,609	—
Accounts payable	746,875	31,651
Accrued liabilities	122,800	3,881
Deferred revenue	58	(12,765)
Net cash used in operating activities	(920,623)	(50,191)
Cash Flows From Investing Activities
Purchases of property and equipment	(13,320)	(3,227)
Net cash used in investing activities	(13,320)	(3,227)
Cash Flows From Financing Activities
Proceeds from notes payable	—	169,980
Payments of principal on notes payable	(2,397)	(5,448)
Distributions	—	(1,518)
Net cash (used in) provided by financing activities	(2,397)	163,014
Net (decrease) increase in cash	(936,340)	109,596
Cash - beginning of period	1,082,290	29,784
Cash - end of period	$145,950	$139,380

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,984	$858

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

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

Subsequent to the Acquisition, Eastside Distilling, Inc. merged with and into Eurocan, and Eurocan's name was officially changed to Eastside Distilling, Inc. (Eastside). Prior to the Acquisition, Michael Williams Web Design, Inc. (MWWD) was a wholly-owned subsidiary of Eurocan and constituted the majority of Eurocan's operations. Pursuant to the Agreement and subsequent activity, MWWD became a wholly-owned subsidiary of Eastside on October 31, 2014. MWWD's operations were not significant. Eastside and MWWD are collectively referred to herein as "the Company".

On February 3, 2015, the Company entered into a Separation and Share Transfer Agreement (Share Transfer) with MWWD under which substantially all assets and liabilities of MWWD were transferred to Michael Williams in consideration of MWWD's and Mr. Williams' full release of all claims and liabilities related to MWWD and the MWWD business. Following the Share Transfer, MWWD ceased to be a subsidiary of the Company. As a result of the Share Transfer, the Company recorded a gain of approximately $53,000, which is included in other income (expense) in the accompanying condensed consolidated statements of operations for the six months ended June 30, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams.

The results for the three and six months ended June 30, 2015 referred to in these condensed consolidated financial statements include both the results of Eastside and MWWD (through February 3, 2015). The results for the three and six months ended June 30, 2014 referred to in these condensed consolidated financial statements include the results of the LLC.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

Liquidity

The Company incurred a loss of approximately $1,519,000 and used cash flow from operations of approximately $921,000 for the six months ended June 30, 2015. The Company raised net proceeds of approximately $2.2 million from the issuance of common stock in 2014 and has approximately $146,000 of cash on hand at June 30, 2015. The Company will require additional capital or financing to sustain its current level of operations for the next twelve months. Management believes the Company will be successful in raising sufficient additional capital to sustain its operations and continue to expand its business. Any failure to obtain additional capital will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company's operations. The Company's ultimate success depends on its ability to achieve profitable operations and generate positive cash flow from operations. There can be no assurance that the Company will achieve profitable operations or raise additional capital or financing at acceptable terms.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At June 30, 2015 and December 31, 2014, one distributor, the Oregon Liquor Control Commission (OLCC), represented 72% and 70% of trade receivables, respectively. Sales to one distributor, the OLCC, accounted for approximately 37% and 41% of consolidated revenues for each of the six-month periods ended June 30, 2015 and 2014, respectively.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At June 30, 2015 and December 31, 2014, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

None of the Company's assets or liabilities were measured at fair value at June 30, 2015 and December 31, 2014. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At June 30, 2015 and December 31, 2014, the Company’s note payable and convertible note payable are at fixed rates and their carrying value approximates fair value.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (the "FASB") issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15"). The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, the Company does not plan to early adopt. The Company does not believe that this standard will have a significant impact on its consolidated financial statements.

In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11") which requires entities to measure most inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's consolidated financial statements.

Reclassifications

Certain prior period amounts have been reclassified to conform to the June 30, 2015 presentation with no changes to net income (loss) or total stockholders' equity previously reported.

2.	Inventories

Inventories consist of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Raw materials	$562,584	$282,007
Finished goods	283,975	84,887
Other	3,411	10,126
Total	$849,970	$377,020

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

3.        Property and Equipment

Property and equipment consists of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Furniture and fixtures	$58,785	$48,585
Leasehold improvements	8,607	5,487
Vehicles	38,831	38,831
Total cost	106,223	92,903
Less accumulated depreciation and amortization	(20,706)	(11,697)
Property and equipment - net	$85,517	$81,206

Depreciation and amortization expense totaled $9,009 and $2,064 for the six months ended June 30, 2015 and 2014, respectively.

4.	Note Payable

Note payable consists of the following at June 30, 2015 and December 31, 2014:

	2015	2014
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	24,434	26,831
Total note payable	24,434	26,831
Less current portion	(3,891)	(3,560)
Long-term portion of note payable	$20,543	$23,271

5.        Convertible Note Payable

At June 30, 2015 and December 31, 2014, convertible note payable consists of a $150,000 convertible note bearing interest at 5% per annum. The original maturity date of June 13, 2015 was extended to December 13, 2015 during the period ended June 30, 2015. The note may be converted into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The note may be prepaid upon payment of 150% of the outstanding principal balance to the holder.

6.       Net Income (Loss) per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income (loss) per common share is computed by dividing net income (loss) by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. During the periods ended June 30, 2015 and 2014, there were no dilutive securities. The numerators and denominators used in computing basic and diluted net income (loss) per common share for the three and six months ended June 30, 2015 and 2014 are as follows:

	Three months ended June 30,
	2015	2014
Net income (loss) (numerator)	$(688,060)	$9,768
Weighted average shares (denominator)	45,547,115	32,000,000
Basic and diluted net income (loss) per common share	$(0.02)	$0.00

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

	Six months ended June 30,
	2015	2014
Net loss (numerator)	$(1,519,078)	$(15,511)
Weighted average shares (denominator)	45,529,903	32,000,000
Basic and diluted net loss per common share	$(0.03)	$(0.00)

7.       Issuance of Common Stock

In April 2015, the Company issued 37,500 shares of common stock to a third-party consultant in exchange for services rendered.

8.        Stock-Based Compensation

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 3,000,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. Stock options shall vest at the rate of at least 20 percent per year over five years from the date of grant. At June 30, 2015, there were 350,000 options issued under the Plan outstanding.

The Company also issues, from time to time, options which are not registered under a formal option plan. At June 30, 2015, there were 1,450,000 options outstanding that were not issued under the Plan.

There were no stock options issued or outstanding at and for the six months ended June 30, 2014. A summary of all stock option activity at and for the six months ended June 30, 2015 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2014	1,000,000	(1)	$0.40
Options granted	800,000	(2)	1.92
Options exercised	—		—
Options canceled	—		—
Outstanding at June 30, 2015	1,800,000		$1.07

Exercisable at June 30, 2015	1,000,000		$0.40

(1) Non-Plan options

(2) 350,000 options granted under 2015 Stock Incentive Plan; 450,000 non-plan options

The aggregate intrinsic value of options outstanding at June 30, 2015 was $1,757,500.

At June 30, 2015, there were 750,000 unvested options with an aggregate grant date fair value of $539,000. Of these unvested options, 100,000 will vest at the discretion of the Company's board of directors and 150,000 will vest upon the option recipient completing a performance condition. The remaining 500,000 unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is generally over a period of 6 to 24 months. The aggregate intrinsic value of unvested options at June 30, 2015 was $105,000. During the six months ended June 30, 2015, 50,000 non-Plan options became vested but are not exercisable until October 2015.

The Company uses the Black-Scholes valuation model to measure the grant-date fair value of stock options. The grant-date fair value of stock options issued to employees is recognized on a straight-line basis over the requisite service period. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. To determine the fair value of stock options using the Black-Scholes valuation model, the calculation takes into consideration the effect of the following:

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the six months ended June 30, 2015:

Risk-free interest rate	0.75%
Expected term (in years)	2.48
Dividend yield	—
Expected volatility	72%

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2015 was $0.71. The aggregate grant date fair value of the 800,000 options granted during the six months ended June 30, 2015 was $565,500.

For the six months ended June 30, 2015, total stock option expense related to stock options was $83,375. At June 30, 2015, the total compensation cost related to stock options not yet recognized is approximately $549,000, which is expected to be recognized over a weighted-average period of approximately 1.57 years.

9.        Related Party Transactions

During the periods ended June 30, 2015 and December 31, 2014, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At June 30, 2015 and December 31, 2014, the balance due to the chief executive officer was approximately $35,000 and $3,000, respectively, and is included in accounts payable on the accompanying condensed consolidated balance sheets.

10.	Commitments and Contingencies

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

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2015

At June 30, 2015, future minimum lease payments required under the operating leases are approximately as follows:

Remainder of 2015	$96,000
2016	296,000
2017	275,000
2018	266,000
2019	278,000
2020	240,000
Total	$1,451,000

Total rent expense was approximately $192,000 and $8,000 for the six months ended June 30, 2015 and 2014, respectively.

Legal Matters

The Company is involved in certain legal matters arising from the ordinary course of business. Management does not believe that the outcome of these matters will have a significant effect on the Company's consolidated financial position or results of operations.

11.      Subsequent Events

In July 2015, the Company issued 225,000 shares of common stock to third-party consultants in exchange for services rendered. The market value of these shares was approximately $463,000 on the date of issuance.

On July 24, 2015, the Company entered into a First Amendment to Amended Five Percent (5%) Convertible Note dated September 19, 2014 (originally dated June 13, 2014) issued by Eurocan Holdings Ltd. (now known as Eastside Distilling, Inc.) to Crystal Falls Investments, LLC in the principal amount of $150,000 pursuant to which the Maturity Date under such note was extended to December 13, 2015.

On August 12, 2015, the Company entered into amendments to the Employment Agreements for each of Messrs. Earles and Kunkel. Under these amendments, the base salary was increased to $245,000 and $104,000 for Mr. Earles and Mr. Kunkel, respectively.

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

Thereafter, in June, 2014, as the Company and Eastside were negotiating and structuring the proposed business combination, the Company loaned $150,000 to Eastside, which loan in turn was financed by the issuance of a demand loan by the Company to the existing debt investor and creditor of the Company. The loan was made as a bridge loan in anticipation of the business combination contemplated by the letter of intent.  The parties negotiated to structure the bridge loan as a loan from the existing debt investor to the Company and then as a loan from the Company to Eastside.  The business purposes of structuring the loans in this manner were two-fold.  First, the existing debt investor was already a debt investor and creditor of the Company and preferred to make an additional investment in a company in which it had already invested, rather than a new investment in a different issuer.  This facilitated the transaction documentation and the due diligence investigation, as time was of the essence in the making of the bridge loan.  Second, the existing debt investor preferred to invest in an issuer whose common stock was already publicly traded, rather than in a privately held LLC.  In accordance with these two investment criteria, the existing debt investor, the Company, and Eastside negotiated to have the debt investor purchase the demand note from the Company and then have the Company loan the proceeds to Eastside. As time was of the essence, the parties agreed to have the Company issue a demand note to the existing debt investor initially in order to provide the parties additional time to negotiate the remaining terms of the loan in good faith.  These negotiations continued until around September 19, 2014, at which point, in lieu of the existing debt investor demanding repayment of the note, the Company and the existing debt investor amended the note to be a 5% Convertible Note. The convertible note bears interest at 5% per annum and has a maturity date of December, 13, 2015. The note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. Other than as described herein, no material relationship between the Company and its affiliates and Eastside and its affiliates existed before October 31, 2014.

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

Eastside is a manufacturer, developer, producer and marketer of hand-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside is currently authorized to distribute its products in eleven states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho, Virginia, Maryland, New York, Texas and Indiana) and is actively distributing in all of these states except Idaho.    Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon as well as its new retail store locations in Clackamas Town Center and Washington Town Center in Portland, Oregon.

Spin-Off of MWWD

Following consummation of the Acquisition, our new management conducted an evaluation of the MWWD business and an analysis of the business going forward. Management determined that due to MWWD’s operating and net losses in each of the last two fiscal years, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and its accumulated deficit, it was not in the best interest of the Company and its stockholders to continue the operation of MWWD going forward. Accordingly, on February 3, 2015, we transferred all shares of MWWD held by us along with all assets and liabilities related to MWWD to Michael Williams in consideration of MWWD’s and Mr. Williams’ full release of all claims and liabilities related to MWWD and the MWWD business. Mr. Williams is the sole officer, director and employee of MWWD. As a result of the Spin-Off, we determined that the goodwill recorded in connection with the Acquisition was impaired; accordingly, we recorded approximately $3.2 million of goodwill impairment for the year ended December 31, 2014.  Additionally, as a result of the Spin-Off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams, which is reflected in our financial statements for the six months ended June 30, 2015.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared to the Three Months Ended June 30, 2014

Sales further expanded during the June quarter as we continue to successfully penetrate existing markets with our award winning product line. The majority of the growth occurred in Oregon, where the company originally started selling its products. However, we are now approved in a number of additional states and the Company has begun shipping product to these new regions as part of our national expansion efforts. As a result, we believe the company is well positioned to continue its high rate of growth.

Net Sales

Net sales consist of revenues from the sale of products we supply or distribute net of allowance for excise taxes. The following table sets forth and compares our net sales in (in thousands of dollars) for the three months ended June 30, 2015 and 2014:

Three Months Ended June 30,
Amounts		% Change
2015	2014	2015 vs. 2014
$304	$208	46%

The $96,574 increase, or approximately 46% increase in net sales in the three months ended June 30, 2015, as compared to three months ended June 30, 2014, was primarily the result of increased sales in Oregon, to both wholesale liquor distributors and our own retail stores. Since December 2014, we have opened retail stores in shopping centers, such as Clackamas Town Center and the Washington Town Center in Portland, Oregon.

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of sale consists of the costs of ingredients utilized in the production of spirits, contract production fees, overhead, packaging and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract production fees and packaging. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit (in thousands of dollars) and gross margin in the three months ended June 30, 2015 and 2014.

	Three Months Ended June 30,
	2015	2014
Gross profit	$147	$176
Gross margin	48.2%	84.5%

Our gross margin of 48.2% of net sales in the three months ended June 30, 2015 declined from our gross margin of 84.5% in the three months ended June 30, 2014 primarily due to a change in sales-channel mix along with higher allocated facility costs, due to our new larger facility. As we continue to grow sales, we do anticipate improvement in gross margins with better leverage on those higher fixed facility costs. .

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses in the three months ended June 30, 2015 and June 30, 2014, respectively (in thousands of dollars):

	Three Months Ended June 30,
	2015	2014
Selling, general and administrative expenses	$832	$165
As a percentage of net sales	273%	79.6%

The $666,595 increase in SG&A expenses in the three months ended June 30, 2015 was primarily attributable to an increase in professional accounting, legal and marketing fees of approximately $236,000, additional payroll expenses for additional sales personnel and event coordinators related to our new retail locations and office personnel of approximately $181,000, additional advertising costs of approximately $77,000, and increased rent related to our new facility of approximately $88,000. Of the overall increase in SG&A, approximately $112,000 was non-cash expenses associated with stock and option expensing for employees and consultants.

Other Income (Expense)

The following table compares our Other income (expense) (in thousands of dollars) in the three months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Other income (expense), net	$(2.784)	$(0.464)
As a percentage of net sales	-0.91%	-0.22%

Other income (expense) in the three months ended June 30, 2015 is primarily related to an increase in interest expense.

Income Taxes

	Three Months Ended March 31,
	2015	2014
Provision for income taxes	$—	$—
Effective tax rate	0.0%	0.0%

Our effective tax rate is affected primarily by recognizing a full valuation allowance on deferred tax benefits due to uncertainty on being able to utilize them.

Six Months Ended June 30, 2015 Compared to the Six Months Ended June 30, 2014

Net Sales

Net sales consist of revenues from the sales of products we supply or distribute net of allowance for excise taxes. The following table sets forth and compares our sales in (in thousands of dollars) for the six months ended June 30, 2015 and 2014

Six Months Ended June 30,
Amounts		% Change
2015	2014	2015 vs. 2014
$629	$355	77%

The $274,531 increase, or approximately 77% increase in net sales in the six months ended June 30, 2015, as compared to six months ended June 30, 2014, was primarily the result of increased sales in Oregon to both high volume wholesale liquor distributors and our own retail stores. Since December 2014, we have opened retail stores in shopping centers, such as Clackamas Town Center and the Washington Town Center in Portland, Oregon.

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of sale consists of the costs of ingredients utilized in the production of spirits, contract production fees, overhead, packaging and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract production fees and packaging. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit (in thousands of dollars) and gross margin in the six months ended June 30, 2015 and 2014

	Six Months Ended June 30,
	2015	2014
Gross profit	$279	$228
Gross margin	44.3%	64.2%

Our gross margin of 44.3% of net sales in the six months ended June 30, 2015 decreased from our gross margin of 64.2% in the six months ended June 30, 2014 due to a change in sales-channel mix along with a higher amount of allocated facility costs, due to our new larger facility. As we continue to grow sales, we do anticipate improvement in gross margins with better leverage on these higher fixed facility costs.

.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses in the six months ended June 30, 2015 and June 30, 2014, respectively (in thousands of dollars):

	Six Months Ended June 30,
	2015	2014
Selling, general and administrative expenses	$1,844	$243
As a percentage of net sales	296%	68.3%

The $1,601,378 increase in SG&A expenses in the six months ended June 30, 2015 was primarily attributable to an increase in professional accounting, legal and marketing fees of approximately $652,000, additional payroll expenses for additional sales personnel and event coordinators related to our new retail locations and office personnel of approximately $378,000, expanded advertising expense of approximately $227,000, and higher rent expense of approximately $160,000. Of the overall increase in SG&A, approximately $186,000 was non-cash expenses associated with stock and option expensing for employees and consultants.

Other Income (Expense)

The following table compares our Other income (expense) (in thousands of dollars) in the six months ended June 30, 2015 and 2014.

	Six Months Ended June 30,
	2015	2014
Other income (expense), net	$46.1	$(0.858)
As a percentage of net sales	7.3%	-0.24%

Other income in the six months ended June 30, 2015 is principally a net gain recorded in connection with the spin-off MWWD of $48,937, offset by interest expense.

Income Taxes

	Six Months Ended June 30,
	2015	2014
Provision for income taxes	$—	$—
Effective tax rate	0.0%	0.0%

Our effective tax rate is affected primarily by recognizing a full valuation allowance on deferred tax benefits due to uncertainty on being able to utilize them.

Financial Condition, Liquidity and Capital Resources

We have historically financed our working capital requirements for our operations primarily from internally generated funds, debt and capital raisings.

In December 2014, we raised $2.2 million from a stock issuance that will be used to support working capital needs.

Net Cash Used in Operations.

We used cash for operations as we built inventory in the six months ended June 30, 2015 to support higher sales.

Net cash used in operating activities for the six months ended June 30, 2015 was $920,623 resulting primarily from our net loss of $1,519,078, plus a gain on spin-off of subsidiary of 52,890, and inventories of $472,950, which amounts were offset by issuance of common stock in exchange for services of $65,625, stock-based compensation of $83,375, trade receivables of $70,944, accounts payable of $746,875, accrued liabilities of $122,800, prepaid expenses and other assets of $25,609. This is compared to net cash used in operating activities of $50,191 in the six months ended June 30, 2014 resulting primarily from our net loss of $15,511 plus inventories of $65,363 and deferred revenue of $12,765, which amounts were offset by depreciation and amortization of $2,064, trade receivables of $5,852, accounts payable of $31,651 and accrued liabilities of $3,881.

Net Cash Used In Investing Activities.

We used $13,320 of cash in investing activities in the six months ended June 30, 2015 for the purchase of property and equipment. This compares to $3,227 of cash used in investing activities during the six months ended June 30, 2014 for the purchase of equipment.

Net Cash (Used in) Provided by Financing Activities.

We used $2,397 in cash to make payments on a loan in the six months ended June 30, 2015. For the same period in 2014 we had net cash provided from financing activities of $163,014, principally from the net proceeds from a notes payable of $169,980 which was offset by $5,448 in payments on notes payable and $1,518 in distributions.

Expected Uses and Sources of Funds.

Our cash balance at June 30, 2015 was approximately $146,000. We expect our principal uses for cash in the year ending December 31, 2015 will be to fund operations and capital expenditures. As we continue to pursue our efforts to expand from a local/regional company to a national company, our cash flows from operations and available capital are presently not sufficient to sustain our current level of operations over the next twelve months. We currently estimate that we will require up to an additional $3.5 million to expand and market our business to become a nationwide distributor. Of this amount, we require $1.1 million for working capital and to increase inventory to allow for nationwide distribution, $0.9 million to make our new facility fully operational to support production of up to one million cases per year, and $1.5 million for sales and marketing to facilitate nationwide distribution. We plan to improve our cash position by focusing on increasing sales, improving profitability and accessing a combination of capital sources including debt and equity financings. Failure to secure these additional funds will result in a less aggressive growth plan and could also result in a reduction in the current scope of our operations.

In June, 2014, as the Company and Eastside were negotiating and structuring the proposed business combination which closed on October 31, 2014, the Company loaned $150,000 to Eastside, which loan in turn was financed by the issuance of a demand loan by the Company to the existing debt investor and creditor of the Company. The loan was made as a bridge loan in anticipation of the business combination contemplated by the aforementioned letter of intent between the Company and Eastside. The parties negotiated to structure the bridge loan as a loan from the existing debt investor to the Company and then as a loan from the Company to Eastside. The business purposes of structuring the loans in this manner were two-fold.  First, the existing debt investor was already a debt investor and creditor of the Company and preferred to make an additional investment in a company in which it had already invested, rather than a new investment in a different issuer.  This facilitated the transaction documentation and the due diligence investigation, as time was of the essence in the making of the bridge loan.  Second, the existing debt investor preferred to invest in an issuer whose common stock was already publicly traded, rather than in a privately held LLC.  In accordance with these two investment criteria, the existing debt investor, the Company, and Eastside negotiated to have the debt investor purchase the demand note from the Company and then have the Company loan the proceeds to Eastside. As time was of the essence, the parties agreed to have the Company issue a demand note to the existing debt investor initially in order to provide the parties additional time to negotiate the remaining terms of the loan in good faith.  These negotiations continued until around September 19, 2014, at which point, in lieu of the existing debt investor demanding repayment of the note, the Company and the existing debt investor amended the note to be a 5% Convertible Note. The convertible note bears interest at 5% per annum and has a maturity date of December 13, 2015. The note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. Other than as described herein, no material relationship between the Company and its affiliates and Eastside and its affiliates existed before October 31, 2014.

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

Concentrations

The Company sells to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. Based on this analysis, the Company did not record an allowance for doubtful accounts at June 30, 2015 and 2014.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At June 30, 2015, we had 9 customers representing 100% of our trade receivables. At June 30, 2014, we had 3 customers representing approximately 97% of our trade receivables. In addition, at June 30, 2015 one distributor, the Oregon Liquor Control Commission (OLCC), represented 72% of trade receivables and sales to one distributor, the OLCC, accounted for approximately 37% consolidated revenues for the six-month period ended June 30, 2015.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the Oregon Liquor Control Commission (OLCC) on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the six months ended June 30, 2015 and 2014.

Excise Taxes

The Company is responsible for compliance with the Alcohol Tobacco Tax and Trade Bureau (TTB) regulations which includes making timely and accurate excise tax payments. Eastside is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended June 30, 2015, our management concluded that our financial reporting controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2015, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2014.

2.	See Part II, Item 2 of our Quarterly Report on Form 10-Q for the period ended March 31, 2015.

3.	Effective April 29, 2015, we issued 3-year options to purchase up to 450,000 shares of our commons stock to a consultant at an exercise price of $2.00 per share. 50,000 of the options vested on the date of grant and an additional 50,000 options vest on each of the six, nine and twelve month anniversary of the date of grant. An additional 100,000 options will vest on the twelve month anniversary of the date of grant in the discretion of our board of directors. Up to 150,000 options will vest upon attainment of certain enumerated milestones (50,000 for each company shareholder who files a Schedule 13D, 13F or 13G. The options will become exercisable six-months after vesting. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On July 24, 2015, we entered into a First Amendment to Amended Five Percent (5%) Convertible Note dated September 19, 2014 (originally dated June 13, 2014) issued by Eurocan Holdings Ltd. (now known as Eastside Distilling, Inc.) to Crystal Falls Investments, LLC in the principal amount of $150,000 pursuant to which the Maturity Date under such note was extended to December 13, 2015.

On August 12, 2015, we entered into amendments to the Employment Agreements for each of Messrs. Earles and Kunkel. Under these amendments, the base salary was increased to $245,000 and $104,000 for Mr. Earles and Mr. Kunkel, respectively.

ITEM 6 - EXHIBITS

Item No.	Description
10.1	First Amendment to Convertible Note
10.2	First Amendment to Employment Agreement (Steven Earles)
10.3	First Amendment to Employment Agreement (Martin Kunkel)
31.1	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

32.1	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(b) of the Securities Exchange Act of 1934, as amended, and 18 U.S.C. §1350.

101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

Dated: August 14, 2015	By:	/s/ Steven Earles
Steven Earles
President, Chief Executive Officer, Chief Financial Officer
and Director
(Principal Executive and Financial and Accounting Officer