Form 10-Q
period 2015-09-30
Eastside Distilling, Inc.
filed 2015-11-16
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of November 12, 2015, 45,955,000 shares of our common stock were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2015

ITEM 1 –FINANCIAL INFORMATION

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

September 30, 2015 and December 31, 2014

	September 30, 2015 (unaudited)	December 31, 2014 (1)
Assets
Current assets:
Cash	$85,378	$1,082,290
Trade receivables	63,838	138,041
Inventories	813,585	377,020
Prepaid expenses	213,818	174,147
Total current assets	1,176,619	1,771,498
Property and equipment - net	110,135	81,206
Other assets	64,375	193,750
Total Assets	$1,351,129	$2,046,454

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$988,823	$206,630
Accrued liabilities	400,510	72,610
Deferred revenue	6,554	8,275
Current portion of note payable	3,993	3,560
Convertible notes payable - net of debt discount	441,500	150,000
Total current liabilities	1,841,380	441,075
Note payable - less current portion	19,206	23,271
Total liabilities	1,860,586	464,346

Commitments and contingencies (Note 10)

Stockholders' equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at Septemer 30, 2015 and December 31, 2014	-	-
Common stock, $0.0001 par value; 900,000,000 shares authorized; 45,955,000 and 45,512,500 shares issued and outstanding at September 30, 2015 and December 31, 2014, respectively	4,596	4,551
Additional paid-in capital	6,378,322	5,538,242
Accumulated deficit	(6,892,375)	(3,960,685)
Total stockholders' (deficit) equity	(509,457)	1,582,108
Total Liabilities and Stockholders' Equity (Deficit)	$1,351,129	$2,046,454

(1) Derived from the Company's December 31, 2014 audited financial statements

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2015 and 2014

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 30, 2014	September 30, 2015	September 30, 2014
Sales	$492,380	$298,667	$1,344,881	$738,639
Less excise taxes	140,299	42,917	363,316	127,936
Net sales	352,081	255,750	981,565	610,703
Cost of sales	167,524	162,935	518,356	290,036
Gross profit	184,557	92,815	463,209	320,667
Selling, general, and administrative expenses	1,587,260	341,942	3,431,143	584,447
Loss from operations	(1,402,703)	(249,127)	(2,967,934)	(263,780)
Other (expense) income - net	(9,909)	(2,450)	36,244	(3,308)
Loss before provision for income taxes	(1,412,612)	(251,577)	(2,931,690)	(267,088)
Provision for income taxes	-	-	-	-
Net loss	$(1,412,612)	$(251,577)	$(2,931,690)	$(267,088)

Basic and diluted net loss per common share	$(0.03)	$(0.01)	$(0.06)	$(0.01)

Basic and diluted weighted average common shares outstanding	45,829,783	32,000,000	45,630,962	32,000,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2015 and 2014

(unaudited)

	Nine Months Ended
	September 30, 2015	September 30, 2014
Cash Flows From Operating Activities
Net loss	$(2,931,690)	$(267,088)
Adjustments to reconcile net loss to net cash
used in operating activities
Depreciation and amortization	13,927	3,071
Issuance of common stock in exchange for services	715,871	-
Stock-based compensation	124,250	-
Gain on spin-off of subsidiary	(52,890)	-
Changes in operating assets and liabilities
Trade receivables	74,103	14,163
Inventories	(436,565)	(164,604)
Prepaid expenses and other assets	89,704	-
Deposit	-	(48,000)
Accounts payable	821,457	248,463
Accrued liabilities	338,770	39,454
Deferred revenue	1,139	(15,356)
Due to related party	-	18,632
Net cash used in operating activities	(1,241,924)	(171,265)
Cash Flows From Investing Activities
Purchases of property and equipment	(42,856)	(5,226)
Net cash used in investing activities	(42,856)	(5,226)
Cash Flows From Financing Activities
Proceeds from notes payable	291,500	169,980
Payments of principal on notes payable	(3,632)	(5,448)
Distributions	-	(1,518)
Net cash provided by financing activities	287,868	163,014
Net decrease in cash	(996,912)	(13,477)
Cash - beginning of period	1,082,290	29,784
Cash - end of period	$85,378	$16,307

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,593	$1,067

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

1.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2014. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2015.

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

On February 3, 2015, the Company entered into a Separation and Share Transfer Agreement (Share Transfer) with MWWD under which substantially all assets and liabilities of MWWD were transferred to Michael Williams in consideration of MWWD's and Mr. Williams' full release of all claims and liabilities related to MWWD and the MWWD business. Following the Share Transfer, MWWD ceased to be a subsidiary of the Company. As a result of the Share Transfer, the Company recorded a gain of approximately $53,000, which is included in other income (expense) in the accompanying condensed consolidated statement of operations for the nine months ended September 30, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams.

The results for the three and nine months ended September 30, 2015 referred to in these condensed consolidated financial statements include both the results of Eastside and MWWD (through February 3, 2015). The results for the three and nine months ended September 30, 2014 referred to in these condensed consolidated financial statements include the results of the LLC.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

Liquidity

The Company incurred a loss of $2,931,690 and used cash flow from operations of $1,241,924 for the nine months ended September 30, 2015. The Company raised net proceeds of approximately $2.2 million from the issuance of common stock in 2014 and 291,000 in convertible notes payable in 2015 and has approximately $85,000 of cash on hand at September 30, 2015. The Company will require additional capital or financing to sustain its current level of operations for the next twelve months. Management believes the Company will be successful in raising sufficient additional capital to sustain its operations and continue to expand its business. Any failure to obtain additional capital will have a material adverse effect upon the Company and will likely result in a substantial reduction in the scope of the Company's operations. The Company's ultimate success depends on its ability to achieve profitable operations and generate positive cash flow from operations. There can be no assurance that the Company will achieve profitable operations or raise additional capital or financing at acceptable terms.

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, marketing and distributing hand-crafted spirits, and operates as one segment. The Company's chief operating decision makers, its chief executive officer and chief financial officer, review the Company's operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At September 30, 2015 and December 31, 2014, one distributor, the Oregon Liquor Control Commission (OLCC), represented 67% and 70% of trade receivables, respectively. Sales to one distributor, the OLCC, accounted for approximately 35% and 39% of consolidated revenues for each of the nine-month periods ended September 30, 2015 and 2014, respectively.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At September 30, 2015 and December 31, 2014, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

None of the Company's assets or liabilities were measured at fair value at September 30, 2015 and December 31, 2014. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At September 30, 2015 and December 31, 2014, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

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

In April 2015, the FASB issued ASU 2015-03, simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We have early adopted as of September 30, 2015.

Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2015 presentation with no changes to net income (loss) or total stockholders' equity previously reported.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

2.	Inventories

Inventories consist of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Raw materials	$501,188	$282,007
Finished goods	296,018	84,887
Other	16,379	10,126
Total	$813,585	$377,020

3. Property and Equipment

Property and equipment consists of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Furniture and fixtures	$88,321	$48,585
Leasehold improvements	8,607	5,487
Vehicles	38,831	38,831
Total cost	135,759	92,903
Less accumulated depreciation and amortization	(25,624)	(11,697)
Property and equipment - net	$110,135	$81,206

Depreciation and amortization expense totaled $13,927 and $3,071 for the nine months ended September 30, 2015 and 2014, respectively.

4.	Note Payable

Note payable consists of the following at September 30, 2015 and December 31, 2014:

	2015	2014
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	23,199	26,831
Total note payable	23,199	26,831
Less current portion	(3,993)	(3,560)
Long-term portion of note payable	$19,206	$23,271

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

5.	Convertible Notes Payable

At September 30, 2015 and December 31, 2014, convertible notes payable consisted of three separate notes:

	September 30, 2015	December 31, 2014
Convertible note bearing interest at 5% per annum. The original maturity date of June 13, 2015 was extended to December 13, 2015 during the period ended June 30, 2015. The note may be converted into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The note may be prepaid upon payment of 150% of the outstanding principal balance to the holder.	$150,000	$150,000

Secured Convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Note”). We agreed to repay the Note in six installments (“Amortization Payments”) as set forth in an Amortization Schedule beginning the 30th day after issuance and each 30-days thereafter. The Note is initially convertible at a price per share equal to $1.00 (the “Fixed Conversion Price”); provided, however, that from and after March 10, 2016 and/or during the continuance of an event of default under the Note, the conversion price shall be equal to the lesser of (i) the Fixed Conversion Price or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion. The note was issued with an original issue discount, which is amortized over the life of the loan. The Note is secured by our inventory pursuant to the terms and conditions of a Security Agreement.	$275,000	$0

Convertible note bearing interest at 0% per annum. The note may be converted into Company's next equity based financing on the same terms as such financing. The note is due February 6, 2016.	$50,000	$0
Totals	$475,000	$150,000

Less: discount on convertible debt	$33,500	$0

Current Notes Payable – net of debt discount	$441,500	$150,000

Long-term portion	$0	$0

6.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. During the periods ended September 30, 2015 and 2014, there were no dilutive securities. The numerators and denominators used in computing basic and diluted net loss per common share for the three and nine months ended September 30, 2015 and 2014 are as follows:

	Three months ended September 30,
	2015	2014
Net loss (numerator)	$(1,412,612)	$(251,577)
Weighted average shares (denominator)	45,829,783	32,000,000
Basic and diluted net loss per common share	$(0.03)	$(0.01)

	Nine months ended September 30,
	2015	2014
Net loss (numerator)	$(2,931,690)	$(267,088)
Weighted average shares (denominator)	45,630,962	32,000,000
Basic and diluted net loss per common share	$(0.06)	$(0.01)

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

7.	Issuance of Common Stock

In April 2015, the Company issued 37,500 shares of common stock to a third-party consultant in exchange for services rendered.

In July 2015, the Company issued 225,000 shares of common stock to two third-party consultants in exchange for services rendered.

In August 2015, the Company issued 135,000 shares of common stock to two third-party consultants in exchange for services rendered.

In August 2015, the Company issued 45,000 shares of common stock to employees.

8.	Stock-Based Compensation

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 3,000,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. Stock options shall vest at the rate of at least 20 percent per year over five years from the date of grant. At September 30, 2015, there were 350,000 options issued under the Plan outstanding.

The Company also issues, from time to time, options which are not registered under a formal option plan. At September 30, 2015, there were 1,450,000 options outstanding that were not issued under the Plan.

There were no stock options issued or outstanding at and for the nine months ended September 30, 2014. A summary of all stock option activity at and for the nine months ended September 30, 2015 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2014	1,000,000	(1)	$0.40
Options granted	800,000	(2)	1.92
Options exercised	-		-
Options canceled	-		-
Outstanding at September 30, 2015	1,800,000		$1.07

Exercisable at September 30, 2015	1,000,000		$0.40

(1) Non-Plan options

(2) 350,000 options granted under 2015 Stock Incentive Plan; 450,000 non-plan options

The aggregate intrinsic value of options outstanding at September 30, 2015 was $0.

At September 30, 2015, there were 750,000 unvested options with an aggregate grant date fair value of $539,000. Of these unvested options, 100,000 will vest at the discretion of the Company's board of directors and 150,000 will vest upon the option recipient completing a performance condition. The remaining 500,000 unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is generally over a period of 6 to 24 months. The aggregate intrinsic value of unvested options at September 30, 2015 was $0. During the nine-months ended September 30, 2015, 50,000 non-Plan options became vested but are not exercisable until October 2015.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2015:

Risk-free interest rate	0.75%
Expected term (in years)	2.48
Dividend yield	-
Expected volatility	72%

The weighted-average grant-date fair value per share of stock options granted during the six months ended September 30, 2015 was $0.71. The aggregate grant date fair value of the 800,000 options granted during the nine months ended September 30, 2015 was $565,500.

For the nine months ended September 30, 2015, total stock option expense related to stock options was $124,250. At September 30, 2015, the total compensation cost related to stock options not yet recognized is approximately $473,125, which is expected to be recognized over a weighted-average period of approximately 1.57 years.

9.	Related Party Transactions

During the periods ended September 30, 2015 and December 31, 2014, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At September 30, 2015 and December 31, 2014, the balance due to the chief executive officer was approximately $83,000 and $3,000, respectively, and is included in accounts payable on the accompanying condensed consolidated balance sheets.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2015

At September 30, 2015, future minimum lease payments required under the operating leases are approximately as follows:

Remainder of 2015	$67,000
2016	296,000
2017	275,000
2018	266,000
2019	278,000
2020	240,000
Total	$1,422,000

Total rent expense was approximately $290,000 and $8,000 for the nine months ended September 30, 2015 and 2014, respectively.

Legal Matters

The Company is involved in certain legal matters arising from the ordinary course of business. Management does not believe that the outcome of these matters will have a significant effect on the Company's consolidated financial position or results of operations.

11.	Subsequent Events

On October 1, 2015, the Company entered into an Employment Agreement with Steve Shum to serve as the Company’s chief financial officer. The agreement provides for an annual base salary $195,000 and 5-year options to purchase 850,000 shares of common stock with an exercise price of $0.45 per share.

In October 2015, the Company entered into a revised contract with a service provider, under which it agreed to issue (i) 100,000 shares of the Company's common stock and (ii) 3-year options to purchase 450,000 shares of common stock at exercise prices and vesting provisions as set forth in the agreement. On October 30, 2015, the service provider terminated this contract. The common stock and options were never issued by the Company under the agreement.

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

Eastside is a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside is currently authorized to distribute its products in fourteen states (Oregon, Washington, Minnesota, Georgia, Pennsylvania, Idaho, Virginia, Maryland, New York, Texas, Indiana, Illinois, Connecticut and Nevada) and is actively distributing in all of these states except Idaho, Illinois and Nevada.  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

Spin-Off of MWWD

Following consummation of the Acquisition, our new management conducted an evaluation of the MWWD business and an analysis of the business going forward. Management determined that due to MWWD’s operating and net losses in each of the last two fiscal years, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and its accumulated deficit, it was not in the best interest of the Company and its stockholders to continue the operation of MWWD going forward. Accordingly, on February 3, 2015, we transferred all shares of MWWD held by us along with all assets and liabilities related to MWWD to Michael Williams in consideration of MWWD’s and Mr. Williams’ full release of all claims and liabilities related to MWWD and the MWWD business. Mr. Williams is the sole officer, director and employee of MWWD. As a result of the Spin-Off, we determined that the goodwill recorded in connection with the Acquisition was impaired; accordingly, we recorded approximately $3.2 million of goodwill impairment for the year ended December 31, 2014.  Additionally, as a result of the Spin-Off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams, which is reflected in our financial statements for the nine months ended September 30, 2015.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2015 Compared to the Three Months Ended September 30, 2014

Sales continued to expand during the September quarter, consistent with our recent trends. To date, the majority of our sales volume and growth has occurred in Oregon, our most established market where the Company originally began selling product. Over the past year, as part of our national expansion plans, we have also focused on obtaining approval and distributor relationships for other states. We are now positioned in a number of additional states (13 currently besides Oregon) and the Company has been shipping product to these new regions. We also intend to begin deploying similar marketing strategies (as currently used in Oregon) to help further promote our products in these new areas and drive greater adoption. As a result, we believe the Company is well positioned to continue its high rate of growth as we continue to successfully penetrate existing and new markets with our award winning product line.

Net Sales

Net sales consist of revenues from the sale of products we supply or distribute less excise taxes. The following table sets forth and compares our net sales in (in thousands of dollars) for the three months ended September 30, 2015 and 2014:

Three Months Ended September 30,
Amounts		% Change
2015	2014	2015 vs. 2014
$352	$256	37.67%

The $96,331 increase, or approximately 38% increase in net sales for the three months ended September 30, 2015, as compared to the three months ended September 30, 2014, was primarily the result of increased sales in Oregon, to both wholesale liquor distributors and our own retail stores. Since December 2014, we have opened retail stores in shopping centers, such as Clackamas Town Center and the Washington Town Center in Portland, Oregon.

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

The following table compares our gross profit (in thousands of dollars) and gross margin in the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
Gross profit	$185	$93
Gross margin	52.4%	36.3%

Our gross margin of 52.4% of net sales in the three months ended September 30, 2015 improved from our gross margin of 36% for the three months ended September 30, 2014 primarily due to a difference in sales-channel mix. As we continue to grow sales, we anticipate improvement in gross margins with better leverage on our fixed facility costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses for the three months ended September 30, 2015 and September 30, 2014, respectively (in thousands of dollars):

	Three Months Ended September 30,
	2015	2014
Selling, general and administrative expenses	$1,571	$342
As a percentage of net sales	446%	136%

The $1,229,318 increase in SG&A expenses for the three months ended September 30, 2015 was primarily attributable to an increase in professional accounting, legal and marketing fees of approximately $697,000, additional payroll expenses for additional sales personnel and event coordinators related to our new retail locations and office personnel of approximately $268,000, additional advertising costs of approximately $45,000, and increased rent related to our new facility of approximately $68,000. Of the overall increase in SG&A, approximately $588,625 was non-cash expenses associated with stock-based compensation for employees and consultants.

Other Expense

The following table compares our other expense (in thousands of dollars) for the three months ended September 30, 2015 and 2014.

	Three Months Ended September 30,
	2015	2014
Other expense, net	$(9,909)	$(2,450)
As a percentage of net sales	-2.81%	-0.96%

Other expense in the three months ended September 30, 2015 is primarily related to an increase in interest expense.

Nine Months Ended September 30, 2015 Compared to the Nine Months Ended September 30, 2014

Net Sales

Net sales consist of revenues from the sales of products we supply or distribute less excise taxes. The following table sets forth and compares our sales in (in thousands of dollars) for the nine months ended September 30, 2015 and 2014

Nine Months Ended September 30,
Amounts		% Change
2015	2014	2015 vs. 2014
$982	$611	60.7%

The $370,862 increase, or approximately 61% increase in net sales in the nine months ended September 30, 2015, as compared to the nine months ended September 30, 2014, was primarily the result of increased sales in Oregon to both high volume wholesale liquor distributors and our own retail stores. Since December 2014, we have opened retail stores in shopping centers, such as Clackamas Town Center and the Washington Town Center in Portland, Oregon.

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

The following table compares our gross profit (in thousands of dollars) and gross margin for the nine months ended September 30, 2015 and 2014

	Nine Months Ended September 30,
	2015	2014
Gross profit	$463	$321
Gross margin	47.2%	52.5%

Our gross margin of 47.2% of net sales for the nine months ended September 30, 2015 decreased from our gross margin of 52.5% in the nine months ended September 30, 2014 due to a difference in sales-channel mix along with a higher amount of allocated facility costs, due to our new larger facility. As we continue to grow sales, we anticipate improvement in gross margins with better leverage on these higher fixed facility costs.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses for the nine months ended September 30, 2015 and September 30, 2014, respectively (in thousands of dollars):

	Nine Months Ended September 30,
	2015	2014
Selling, general and administrative expenses	$3,415	$584
As a percentage of net sales	348%	95.6%

The $2,830,696 increase in SG&A expenses for the nine months ended September 30, 2015 was primarily attributable to an increase in professional accounting, legal and marketing fees of approximately $1,354,000, additional payroll expenses for additional sales personnel and event coordinators related to our new retail locations and office personnel of approximately $573,000, expanded advertising expense of approximately $179,000, and higher rent expense of approximately $245,000. Of the overall increase in SG&A, approximately $716,000 was non-cash expenses associated with stock and option expensing for employees and consultants.

Other Income (Expense)

The following table compares our other income (expense) (in thousands of dollars) for the nine months ended September 30, 2015 and 2014.

	Nine Months Ended September 30,
	2015	2014
Other income (expense), net	$36.2	$(3,300)
As a percentage of net sales	3.7%	-0.54%

Other income for the nine months ended September 30, 2015 is principally a net gain recorded in connection with the spin-off MWWD of $52,890, offset by interest expense.

Financial Condition, Liquidity and Capital Resources

We have historically financed our working capital requirements for our operations primarily from internally generated funds, debt and capital raisings.

In December 2014, we raised $2.2 million from a stock issuance that was used to support working capital needs. In September 2015, we received $289,000 in net proceeds from the sale of convertible notes, which was net of $2,500 in legal expenses.

Net Cash Used in Operations.

We used cash for operations as we built inventory in the nine months ended September 30, 2015 to support higher sales.

Net cash used in operating activities for the nine months ended September 30, 2015 was $1,241,924 resulting primarily from our net loss of $2,931,690, less a gain on spin-off of subsidiary of 52,890, and an increase in inventories of $436,565, which amounts were offset by issuance of common stock in exchange for services of $715,871, stock-based compensation of $124,250, a decrease in trade receivables of $74,103, an increase in accounts payable of $821,457, an increase in accrued liabilities of $338,770, a decrease in prepaid expenses and other assets of $89,704 and deferred revenue of $1,139. This is compared to net cash used in operating activities of $171,265 for the nine months ended September 30, 2014 resulting primarily from our net loss of $267,088 plus inventories of $164,604, deposit of $48,000 and deferred revenue of $15,356, which amounts were offset by depreciation and amortization of $3,071, trade receivables of $14,163, accounts payable of $248,463 and accrued liabilities of $39,454.

Net Cash Used In Investing Activities.

We used $42,856 of cash in investing activities for the nine months ended September 30, 2015 for the purchase of property and equipment. This compares to $5,226 of cash used in investing activities during the nine months ended September 30, 2014 for the purchase of equipment.

Net Cash Provided by Financing Activities.

We had $287,868 in net cash from financing activities for the nine months ended September 30, 2015, which amount was principally from the net proceeds received from the issuance of convertible notes of $289,000, which was offset by $3,632 in payments on notes payable. For the same period in 2014, we had net cash provided from financing activities of $163,014, principally from the net proceeds from notes payable of $169,980, which was offset by $5,448 in payments on notes payable and $1,518 in distributions.

Expected Uses and Sources of Funds.

Our cash balance at September 30, 2015 was approximately $85,000. We expect our principal uses for cash in the year ending December 31, 2015 will be to fund operations and capital expenditures. As we continue to pursue our efforts to expand from a local/regional company to a national company, our cash flows from operations and available capital are presently not sufficient to sustain our current level of operations over the next twelve months. We currently estimate that we will require up to an additional $3.5 million to expand and market our business to become a nationwide distributor. Of this amount, we require $1.5 million for working capital and to increase inventory to allow for nationwide distribution, $0.6 million to make our new facility fully operational to support production of up to one million cases per year, and $1.0 million for sales and marketing to facilitate nationwide distribution. We plan to improve our cash position by focusing on increasing sales, improving profitability and accessing a combination of capital sources including debt and equity financings. Failure to secure these additional funds will result in a less aggressive growth plan and could also result in a reduction in the current scope of our operations.

In June 2014, as the Company and Eastside were negotiating and structuring the proposed business combination which closed on October 31, 2014, the Company loaned $150,000 to Eastside, which loan in turn was financed by the issuance of a demand loan by the Company to the existing debt investor and creditor of the Company. The loan was made as a bridge loan in anticipation of the business combination contemplated by the aforementioned letter of intent between the Company and Eastside.  The parties negotiated to structure the bridge loan as a loan from the existing debt investor to the Company and then as a loan from the Company to Eastside.  The business purposes of structuring the loans in this manner were two-fold.  First, the existing debt investor was already a debt investor and creditor of the Company and preferred to make an additional investment in a company in which it had already invested, rather than a new investment in a different issuer.  This facilitated the transaction documentation and the due diligence investigation, as time was of the essence in the making of the bridge loan.  Second, the existing debt investor preferred to invest in an issuer whose common stock was already publicly traded, rather than in a privately held LLC.  In accordance with these two investment criteria, the existing debt investor, the Company, and Eastside negotiated to have the debt investor purchase the demand note from the Company and then have the Company loan the proceeds to Eastside. As time was of the essence, the parties agreed to have the Company issue a demand note to the existing debt investor initially in order to provide the parties additional time to negotiate the remaining terms of the loan in good faith.  These negotiations continued until around September 19, 2014, at which point, in lieu of the existing debt investor demanding repayment of the note, the Company and the existing debt investor amended the note to be a 5% Convertible Note. The convertible note bears interest at 5% per annum and has a maturity date of December 13, 2015. The note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. Other than as described herein, no material relationship between the Company and its affiliates and Eastside and its affiliates existed before October 31, 2014.

During the three months ended September 2015, we received $289,000 in net proceeds from the issuance of two separate convertible notes, which was net of $2,500 in legal expense. This included, 1) a $50,000 interest-free promissory note due February 6, 2016 with the option to convert into the next equity-based financing completed by the Company at the holder’s option and 2) a 14% secured convertible promissory note (the “14% Note”) in the principal amount of $275,000 with an original issue discount of $33,500 resulting in gross proceeds received from the Lender of $241,500 to us. We were also required to pay lender’s legal fees of $2,500 in connection with the transaction resulting in net proceeds of $239,000. The 14% Note has a maturity date of May 10, 2016 (the “Maturity Date”). We agreed to repay the 14% Note in six installments (“Amortization Payments”) as set forth in the Amortization Schedule attached to the 14% Note beginning 30th day after issuance and each 30-days thereafter. However, failure to make any Amortization Payment will not be deemed an event of default under the 14% Note. The 14% Note is initially convertible at a price per share equal to $1.00 (the “Fixed Conversion Price”); provided, however, that from and after March 10, 2016 and/or during the continuance of an event of default under the 14%Note, the conversion price shall be equal to the lesser of (i) the Fixed Conversion Price or (ii) 65% of the lowest trading price of our common stock during the 5 trading days prior to conversion. The 14% Note contains certain covenants and restrictions including, among others, that for so long as the 14% Note is outstanding, we will not incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. The 14% Note is secured by our inventory pursuant to the terms and conditions of a Security Agreement.

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

Concentrations

The Company sells to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, the Company does not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that the Company has determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. Based on this analysis, the Company did not record an allowance for doubtful accounts at September 30, 2015 and 2014.

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At September 30, 2015, we had 13 customers representing 100% of our trade receivables. At September 30, 2014, we had 3 customers representing approximately 92% of our trade receivables. In addition, at September 30, 2015 one distributor, the Oregon Liquor Control Commission (OLCC), represented 65% of trade receivables and sales to one distributor, the OLCC, accounted for approximately 35% consolidated revenues for the nine-month period ended September 30, 2015.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the Oregon Liquor Control Commission (OLCC) on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the nine months ended September 30, 2015 and 2014.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended September 30, 2015, our management concluded that our financial reporting controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2015, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See our Current Report on Form 8-K dated September 10, 2015 and filed on September 17, 2015.

2.	On August 6, 2015, we issued a 0% promissory note in the aggregate amount of $50,000 to a single investor. The note has a maturity date of February 6, 2016 and at holder’s option may be converted into our next equity financing. The proceeds were used for working capital and general corporate purposes. The issuance was exempt under Section 4(a)(2) of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

1.	See our Current Report on Form 8-K dated October 1, 2015 and filed on October 6, 2015.
2.	On October 1, 2015, we entered into a Financial Public Relations Agreement with Liolios Group, Inc. under which Liolios was to perform certain public relation services (the “PR Agreement”). The PR Agreement was intended to replace the original Financial Public Relations Agreement dated April 29, 2015 (the “Original PR Agreement”). Pursuant to the terms of the PR Agreement, we agreed to issue Liolios: (i) 100,000 shares of our common stock and (ii) 3-year options to purchase up to 450,000 shares of our commons stock to a consultant at exercise prices prices set forth in the PR Agreement. Pursuant to the PR Agreement, 50,000 of the options vest on the date of grant and an additional 50,000 options vest on each of the six, nine and twelve month anniversary of the date of grant. An additional 100,000 options will vest on the twelve month anniversary of the date of grant in the discretion of our board of directors. Up to 150,000 options will vest upon attainment of certain enumerated milestones (50,000 for each company shareholder who files a Schedule 13D, 13F or 13G. On October 30, 2015, Liolios terminated the PR Agreement. The common stock and options were never issued pursuant to the PR Agreement.

ITEM 6 – EXHIBITS

Item No.	Description	Method of Filing

4.1	0% Promissory Note dated August 6, 2015 in the amount of $50,000.	Filed herewith.
10.1	Financial Public Relations Agreement dated October 1, 2015.	Filed herewith.
31.1	Certification of Steven Earles pursuant to Rule 13a-14(a)	Filed herewith.
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).	Filed herewith
32.1	Chief Executive Officer and Chief Financial Officer Certification pursuant o 18 U.S.C. § 1350 adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002	Filed herewith.
101 SCH	XBRL Taxonomy Scema Linkbase Document	Filed herewith
101 CAL	XBRL Taxonomy Calculation Linkbase Document	Filed herewith
101 DEF	XBRL Taxonomy Definition Linkbase Document	Filed herewith
101 LAB	XBRL Taxonomy Labels Linkbase Document	Filed herewith
101 PRE	XBRL Taxonomy Presentation Linkbase Document	Filed herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

November 16, 2015	/s/ Steven Earles
Steven Earles
President and Chief Executive Officer
(Principal Executive Officer)

November 16, 2015	/s/ Steven Shum
Steven Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)

