Form 10-K
period 2015-12-31
Eastside Distilling, Inc.
filed 2016-04-13
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐    No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2015 was approximately $42,255,625.

As of April 12, 2016, 46,726,000 shares of our common stock were outstanding.

Documents Incorporated by Reference:

None.

PART I

Eastside Distilling, Inc., is referred to herein as “Eastside,” “ESDI,” “the Company,” “us,” or “we”.

Item 1. DESCRIPTION OF BUSINESS

Overview

We were incorporated on February 11, 2008 in Nevada as Eurocan Holdings, Ltd. Until closing of the Acquisition (described below), Eurocan operated solely as an online marketing and media solutions firm specializing in digital interactive media, which business was conducted through Eurocan’s wholly-owned subsidiary, Michael Williams Web Design Inc. of New York, NY (“MWW”).

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

At the effective time of the Acquisition, our officers and directors resigned, and appointed Steven Earles and Lenny Gotter as directors to our board of directors. In addition, concurrent with the closing of the Acquisition, the Company appointed Mr. Earles as Chief Executive Officer, Chief Financial Officer and Chairman and Mr. Gotter as Chief Operating Officer and Secretary. Mr. Gotter resigned as an officer in February 2015.

Following the Acquisition, we conduct the business of Eastside as our primary business.

Eastside is a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in fifteen states (Oregon, Washington, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, and Maryland) and is authorized to distribute its products in Idaho and Ontario, Canada as well.  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

Spin-Off of MWW

Following the consummation of the Acquisition, our new management conducted an evaluation of the MWW business and an analysis of the business going forward. Management determined that due to MWW’s operating and net losses in each of the last two fiscal years, its working capital deficit as of the end of the latest fiscal year and the first fiscal quarter, and its accumulated deficit, it was not in the best interest of our company and our stockholders to continue the operation of MWW going forward. Accordingly, on February 3, 2015, we transferred all shares of MWW held by us along with all assets and liabilities related to MWW to Michael Williams in consideration of MWW’s and Mr. Williams’ full release of all claims and liabilities related to MWW and the MWW business. Mr. Williams is the sole officer, director and employee of MWW. The spinoff of MWW resulted in an impairment of goodwill related to the Acquisition of approximately $3.2 million in December of 2014. Additionally, as a result of the Spin-Off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams, which is reflected in our financial statements for the year ended December 31, 2015.

Recent Developments

Series A Preferred Stock and Warrant Offering. On April 4, 2016, we conducted an initial closing for 880 units (“Units”) to 12 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $880,000, of which (i) 407 Units were purchased for cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of outstanding indebtedness.. Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $0.15 per share and (ii) one Warrant, exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share.  We received gross proceeds of $407,000 from the sale of the 407 Units for cash. We used $28,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.  In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities.

National Rollout progress. Our national rollout plan continue to progress. We currently sell our products into fifteen states which represents an increase in the number of states of over 100% from March 2015 and is largely attributable addition of additional distributors. We expect to expand distribution to 23 states in the coming months based on our distributors near-term expansion plans.

Canadian Product Sale Approval. In March 2016, our Burnside Bourbon product was approved for sale in the province of Ontario, Canada.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

OUR BUSINESS

We are a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. We currently distribute our products in fifteen states (Oregon, Washington, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, and Maryland) and are authorized to distribute its products in Idaho and Ontario, Canada as well.  We also generate revenues from tastings, tasting room tours, private parties and merchandise sales from our distillery and showroom located on the Distillery Row in Portland, Oregon. In addition, we maintain retail stores in shopping centers in the Portland area which provides additional revenues of our products.

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

According to the Distilled Spirits Council, domestic alcoholic beverage sales in the U.S. have grown from $37.86 billion in 1999 to nearly $70 billion in 2014. Sales of distilled spirits have the highest compound annual growth rate in recent years at a rate of approximately 5% 2000-2014 as compared to approximately 4% for wine and 3% for beer during that same period.

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

Craft distillers, such as Eastside, (i.e. distilled spirits plants (DSP) bottling less than 100,000 gallons annually) rose to 729 DSPs in 2014 from less than 100 DSPs in the first quarter of 2010. In addition, craft distillers produced 3.5 million 9-Liter cases in the 12 months ended 2014 from 700,000 cases in 2010.

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

Burnside Bourbon. We develop, market and produce two premium, barrel–aged bourbons: Burnside Bourbon and Oregon Oak Burnside Bourbon. Our Burnside Bourbon is aged in oak barrels, is 96 proof and won a Gold Medal in the MicroLiquor Spirt Awards in 2014 and another from Beverage Tasting Institute. Our Oregon Oak Burnside Bourbon is produced in limited quantities and aged for an additional 90 days in Oregon heavily charred oak barrels and we consider it an “ultra-premium” brand. Our Burnside Bourbon brands accounted for approximately 35% and 40% of our revenues for fiscal years 2015 and 2014 , respectively.

Barrel Hitch American Whiskey. We develop, market and produce two premium whiskey’s: Barrel Hitch American Whiskey and Barrel Hitch Oregon Oaked Whiskey. Our whiskey is 80 proof and won a triple-Gold Medal and best of show in the MicroLiquor Spirt Awards in 2015. Our Oregon Oak version is produced in limited quantities and aged for an additional 90 days in Oregon heavily charred oak barrels and we consider it an “ultra-premium” brand. Our Whiskey brand was introduced in July of 2015 and accounted for approximately 7% of our revenues for 2015.

Distinctive Specialty Whiskeys. We develop, market and produce two distinctive whiskeys: Cherry Bomb Whiskey and Marionberry Whiskey. Our Cherry Bomb Whiskey combines handcrafted small batch whiskey with a blast of real Oregon cherries. Our Cherry Bomb Whiskey won a gold medal from the American Wine Society and was also awarded a gold medal for taste and a silver medal for package design in the MircroLiquor Spirit Awards. Our Marionberry whiskey combines Oregon marionberries (a hybrid blackberry) with premium aged whiskey and was awarded two silver medals in the MicroLiquor Spirit Awards for taste and package design. Our distinctive whiskeys accounted for approximately 15% and 10% of our revenues for fiscal years 2015 and 2014, respectively.

Below Deck Rums. We develop, market and produce 4 rums under the Below Deck brand name: Below Deck Silver Rum, Below Deck Spiced Rum, Below Deck Coffee Rum and Below Deck Ginger Rum. Below Deck’s Silver Rum is Eastside’s original rum. Below Deck Spiced Rum is double-distilled from molasses and infused with exotic spices and won a triple gold medal for taste and a bronze medal for package design in the MicroLiquor Spirit Awards. Our Below Deck Coffee Rum is double-distilled and infused with coffee flavors from Arabica bean and won a silver medal at the San Francisco World Spirits Competition. Below Deck Ginger Rum is infused with natural ginger. Our Below Deck Rums accounted for approximately 12% and 10% of our revenues for fiscal years 2015 and 2014, respectively.

Premium Vodka. Eastside develops, markets and produces a premium potato vodka under the brand name Portland Potato Vodka which is distilled from potatoes rather than grain and as such is gluten free. Eastside Portland Potato Vodka was awarded a silver medal from the American Wine Society as well as a gold medal from the Beverage Tasting Institute which also gave it a “Best Buy” rating. Our Portland Premium Vodka accounted for approximately 14% and 30% of our revenues for fiscal years 2015 and 2014, respectively.

Seasonal/Limited Edition Spirits. In addition to our premium bourbons, whiskeys, rum and vodka, Eastside creates seasonal and limited-edition handmade products such as Advocaat (eggnog) Liqueur, Peppermint Bark Liqueur, Bier Schnapps and Holiday Spiced Liqueur. Our Seasonal/Limited Edition Spirits accounted for approximately 10% of our revenues for each of our 2015 and 2014 fiscal years.

Special Events

We also generate revenues from hosting special events, such as tastings. We have generated as much as $95,000 in revenues from special events in a single month during the holiday season (November/December). Our new facility is substantially larger and in addition to potential increased tasting room revenues, we expect to have space to host private parties, food tasting events and concerts once we complete the facility remodel. We also sell merchandise and in-store bottle sales at special events.

Retail Stores

We have retail stores in shopping centers in the Portland, Oregon area which provides us with additional revenues for sales of our products. In December 2014, we opened a 1,200 square foot retail store in Clackamas Town Center (Happy Valley Town Center) and in January 2015, entered into a lease for 3,100 square feet of retail space in the Washington Square Center in Portland, Oregon. We also had two additional holiday season retail locations within high-traffic shopping malls in the Portland, Oregon metro region during the 2015 period.

Our Strengths

We believe the following competitive strengths will enable the implementation of our growth strategies:

Award Winning Diverse Product Line: We have a diverse product line offering of more than eleven (11) premium craft spirits, many of which have won awards for taste and/or product design. In addition, premium craft spirits have experienced a compound annual growth rate of 7.6% over the last decade, which is higher than the 5.5% compound annual growth rate for mass produced spirits. Our sales of premium brands has increased over 1,000% since 2010. We believe our diverse, recognized and profitable product line in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

High Product Margin. Our high-end spirits have high profit margins, many of which exceed 40%. High profit margins on our products should contribute to a strong balance sheet, which we expect potential financing sources and strategic partners, such as distributors and suppliers, will find attractive.

New Distillery: We signed a lease for a new 41,000 square foot distillery in late 2014 that when fully operational is expected to be capable of producing up to 1 million cases per year, representing a significant increase in production capability from of our previous facility (6,400 cases in 2014). Our expected production of cases is expected to increase each year after moving into our new facility, which is currently capable of producing approximately 100,000 cases per year. In addition, this new distillery should enable us to recognize additional income from tastings and other special events.

Key Relationships: We have signed distribution agreements with several of the largest wine and spirits distributors in the United States. We have also engaged Blackheath Beverage Group, an outsource sales and marketing company, and Park Street Imports, a provider of back-office administrative and logistical services for alcohol and beverage distributors. We believe these relationships will facilitate our goal of having our premium spirits sold and distributed nationwide.

Experienced Management Team: Our Management team possesses significant recent experience in the premium liquor brand industry as well as developing start-up companies. Our senior management team has worked together in the premium beverage industry for over 5 years.

Our Strategy

Our objective is to continue building Eastside into a profitable national spirits company, with a distinctive portfolio of premium and super premium spirits brands. Our goal includes achieving nationwide distribution of our products within the next 36 months. With the rapidly growing list of states where we are now selling, we believe we are well positioned to meet that goal. To help achieve this, we expect to:

Grow our distribution network. We currently have a formal relationship with several national distributors as well as regional distributors covering various locations. We are also in discussions with several other national distributors. We believe continuing to expand our distribution network will enable us to penetrate additional geographic markets more quickly.

Increase production. Our new facility should ultimately be capable of producing up to 1 million cases per year. We are currently able to produce 100,000 cases per year and we expect our annual production of cases to increase each year. We believe our increased production capacity will make us more attractive to distribution partners and will also generate additional revenues and profits.

Listing of Products in Control States and Top Consumption States. While we plan to ultimately distribute our products in all states, we have initially focused our efforts on both the 18 liquor control states where distilled spirits are sold through state-owned and operated stores known as ABC (alcohol beverage control) stores as well as the top consumption states, such as California, Florida, Illinois, New York and Texas.

Selectively add new brands to our portfolio. We intend to continue to introduce new brands to our current portfolio of products. For example, during late 2015, we introduced our new American whiskey product, named Barrel Hitch.

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

Retail Stores and Kiosks. In December 2014 we opened a 1,200 square foot retail store in Clackamas Town Center mall, and in January 2015 we signed a lease for 3,001 square foot retail store in the Washington Town Center in Portland, Oregon. In addition, we also had two additional holiday season retail locations within high-traffic shopping malls in the Portland, Oregon metro region. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. Some of these stores will contain in-store tastings which we believe will lead to additional product purchases.

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

Distribution network

We believe that the distribution network that we have developed with our sales team and our independent distributors and brokers is one of our key strengths. We currently have distribution and brokerage relationships with third-party distributors in fifteen (15) U.S. states and expect that number to further expand throughout 2016.

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

Importation. We hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, and the requisite state licenses within the states we conduct business.

Our inventory is maintained in our warehouse and shipped nationally by our network of licensed and bonded carriers.

Wholesalers and distributors. In the U.S., we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, for product placement and for retail store penetration. We have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors, and they are under no obligation to place our products or market our brands. All of the distributors also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the fifteen states we sell our products, and our products are sold in the U.S. by seven wholesale distributors, as well as by various state beverage alcohol control agencies.

Significant customers

Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 32% and 40% of our consolidated revenues for fiscal years 2015 and 2014 respectively.

Sales team

We have a total sales force of three people, with an average of over ten years of industry experience with premium beverage alcohol brands.

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

In addition, we have also engaged Blackheath Beverage Group, an outsource sales and marketing company to assist in the development of additional brands, as well as, development and execution of a national roll-out strategy. We have also engaged Park Street Imports, a provider of back-office administrative and logistical services for alcohol and beverage distributors, which services include state compliance, logistics planning, order processing, distributor chargeback and bill-support management and certain accounting and reporting services.

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

Intellectual property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our Subsidiary. In the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

Seasonality

Our industry is subject to seasonality with peak retail sales generally occurring in the fourth calendar quarter primarily due to seasonal holiday buying. Historically, this holiday demand typically resulted in higher sales for us in our second and/or third fiscal quarters.

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

We are subject to U.S. regulations on the advertising, marketing and sale of beverage alcohol. These regulations range from a complete prohibition of the marketing of alcohol in some states to restrictions on the advertising style, media and messages used.

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

Employees

As of March 30, 2016, we had 16 full-time employees, 6 of which were in sales and marketing and 4 of which were in management and 6 in administration and production.

Geographic Information

Eastside operates in one business — premium beverage alcohol. Eastside’s product categories are rum, whiskey, vodka and specialty liquors with an intent to sell gin and private label tequila in the future. Eastside currently sells its products in fifteen states (Oregon, Washington, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, and Maryland) and is authorized to distribute our products in Idaho and Ontario, Canada as well.

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

RISKS RELATING TO OUR BUSINESS

We may be unable to continue as a going concern

Our independent auditor has noted in their audit report concerning our financial statements as of December 31, 2015 and 2014, that we have incurred recurring losses and negative cash flows from operations and have an accumulated deficit of approximately $7.6 million as of December 31, 2015, which raises substantial doubt about our ability to continue as a going concern.  We have incurred recurring losses and negative cash flows from operations in 2015 and 2014. We have an accumulated deficit of approximately $7.6 million as of December 31, 2015.  These conditions raise substantial doubt as to our ability to continue as a going concern.

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

We will require additional capital, which we may not be able to obtain on acceptable terms.  Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We have limited capital compared to other companies in our industry.  As we continue to pursue our efforts to expand from a local/regional company to a national company, our cash flows from operations and available capital are presently not sufficient to sustain our current level of operations over the next twelve months. We currently estimate that we will require up to an additional $3.5 million to expand and market our business to become a nationwide distributor. Of this amount, we require $1.5 million for working capital and to increase inventory to allow for nationwide distribution, $0.6 million to make our new facility fully operational to support production of up to one million cases per year, and $1.0 million for sales and marketing to facilitate nationwide distribution. We plan to improve our cash position by focusing on increasing sales, improving profitability and accessing a combination of capital sources including debt and equity financings. Failure to secure these additional funds will result in a less aggressive growth plan and could also result in a reduction in the current scope of our operations. This may limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that additional financing will be available to us on acceptable terms or at all. Our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

We are required by law to use state licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently are authorized to distribute our products in five control states—Oregon, Pennsylvania, Idaho, Virginia and Maryland, and are actively distributing in all of these states except Idaho. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. For the years ended December 31, 2015 and 2014, sales to one customer (Oregon Liquor Control Commission) accounted for 32% and 40% of consolidated revenues, respectively. As a result, if we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. We currently are authorized to to distribute our products in five control states—Oregon, Pennsylvania, Idaho, Virginia and Maryland and are actively distributing in all of these states except Idaho. Products selected for listing must generally reach certain volumes and/or profit levels to maintain their listings. Products are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may acquire, sales of our products could decrease significantly.

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

Existing stockholders may experience significant dilution from the issuance of our common stock pursuant to our WWOD promissory note or pursuant to additional financings.

The conversion price on our WWOD Holdings convertible note is equal to the lesser of (i) the Fixed Conversion Price (currently $0.15) or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion. The issuance and sale of our common stock to WWOD Holdings for conversions, may have a dilutive impact on our shareholders. In addition, we may be required to consider similar financings which could also have a dilutive impact on our shareholders. As a result, our net income per share could decrease in future periods and the market price of our common stock could decline. In addition, the lower our stock price is at the time WWOD Holdings converts its promissory notes, the more shares of our common stock we will have to issue to WWOD Holdings in order to repay our note with them. If our stock price decreases, then our existing shareholders would experience greater dilution for any given dollar amount raised through the Offering.

The perceived risk of dilution may cause our stockholders to sell their shares, which may cause a decline in the price of our common stock. Moreover, the perceived risk of dilution and the resulting downward pressure on our stock price could encourage investors to engage in short sales of our common stock. By increasing the number of shares offered for sale, material amounts of short selling could further contribute to progressive price declines in our common stock.

WWOD Holdings may pay less than the then-prevailing market price of our common stock which could cause the price of our common stock to decline.

WWOD Holdings can convert any outstanding principal and interest under such note at a price equal to the lesser of (i) the Fixed Conversion Price (currently $0.15) or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion.

WWOD Holdings could have a financial incentive to sell our shares immediately upon receiving the shares (if allowed under the federal securities law) to realize the profit between the discounted price and the market price. If WWOD Holdings were to sell our shares, the price of our common stock may decrease. If our stock price decreases, WWOD Holdings could have a further incentive to sell such shares. Accordingly, the potential discounted sales price in the WWOD Holdings note may cause the price of our common stock to decline.

Our convertible note with WWOD Holdings contains numerous restrictive covenants which limit management’s discretion to operate our business.

In order to receive funds from WWOD Holdings, we agreed to certain covenants that place significant restrictions on, among other things, our ability to incur additional indebtedness, to create liens or other encumbrances, to make certain payments and investments, and to sell or otherwise dispose of assets and merge or consolidate with other entities.

If an event of default is declared under agreements with WWOD Holdings, we could lose possession of our assets, including our inventory, which would have a material adverse effect on our business.

In connection with our financing with WWOD Holdings, we entered into a security agreement under which we granted WWOD Holdings a security interest in our inventory. Any event of default under our agreements with WWOD Holdings could trigger an acceleration of the related debt. If we were unable to repay the debt upon any such acceleration, our lenders could seek to foreclose on our assets, including our inventory, in an effort to seek repayment under the loans.  If our lenders were successful, we would be unable to conduct our business as it is presently conducted and our ability to generate revenues and fund our ongoing operations would be materially adversely affected.

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

RISKS RELATED TO OUR SECURITIES

Our Series A Preferred is newly issued and does not have an established trading market. Holders of Series A Preferred may not be able to sell their shares of Series A Preferred if they need money.

The shares of Series A Preferred Stock are a new issue of securities with no established trading market. We do not plan to register our Series A Preferred for trading on any exchange. An active trading market for the shares may not develop, or, if it develops, may not last, in which case stockholders may experience difficulty selling their shares if they choose to do so or the market price of the Series A Preferred may decline.

There is a limited trading market for our common stock.

Our common stock is traded on the OTC Markets (QB Marketplace Tier) under the symbol “ESDI.” During the three-months ended April 5, 2016, the average daily trading volume of our common stock was approximately 44,350 shares. There has been limited trading activity in our stock recently, and when it has traded, the price has fluctuated widely. We consider our common stock to be “thinly traded” and any last reported sale prices may not be a true market-based valuation of the common stock. A consistently active trading market for our stock may not develop at any time in the future. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our stock. Stockholders may experience difficulty selling their shares if they choose to do so because of the illiquid market and limited public float for our common stock.

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

We may not be able to pay cash dividends on our Series A Preferred. Moreover, we have not previously paid dividends on our common stock into which our Series A Preferred and Warrants are convertible and do not anticipate doing so in the foreseeable future.

We have not paid any cash dividends to date and do not expect to pay dividends for the foreseeable future on our common stock. In addition, the terms of our September 2015 convertible note with WWOD Holdings prohibit us from paying cash dividends on our equity securities without lender consent.

The shares of the Series A Preferred are entitled to dividends at a rate of 8% per annum, cumulative, and payable either in cash or “in kind” in shares of common stock, at the Company’s option, provided that dividends are payable in cash only following the fiscal year in which we have net income of at least $500,000, to the extent permitted under applicable law out of funds legally available therefor.

Our officers and directors collectively own a substantial portion of our outstanding common stock, and as long as they do, they may be able to control the outcome of stockholder voting.

Our officers and directors, are collectively the beneficial owners of approximately 58% of the outstanding shares of our common stock and have voting power of approximately 52% of all votes on matters to be presented to stockholders as of April 12, 2016. Accordingly, officers and directors as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 900,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. We have designated 3,000 shares of our preferred as Series A Preferred and have 9,997,000 shares of preferred stock available for future designation and issuance. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control. Series A Preferred have significant voting rights on matters presented to the stockholders for a vote, including election of directors.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 100,000,000 shares of preferred stock. We have designated 3,000 shares of our preferred as Series A Preferred and have 9,997,000 shares of preferred stock available for future designation and issuance. Our Board of Directors can determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board of Directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

On all matters submitted to a vote of our stockholders, including any meetings of our stockholders for the purpose of electing members to our Board of Directors, the holders of our Series A Preferred as a class will be entitled to an aggregate number of votes equal to the product of (x) the number of shares of Common Stock (rounded to the nearest whole number) into which the total shares of Series A Preferred Stock outstanding on the Final Closing Date are convertible on the Final Closing Date multiplied by (y) 2.5 (the “Total Series A Votes”), with each holder of Series A Preferred entitled to vote its pro rata portion of the Total Series A Votes. Our Articles of Incorporation do not provide for cumulative voting with respect to the election of directors. Based on the 880 shares of Series A Preferred outstanding on April 12, 2016, our Series A Preferred will represent approximately 24% of our voting securities and should all 3,000 shares of designated Series A Preferred be issued, such holders will be able to elect a majority of the Board of Directors.

If we fail to remain current on our reporting requirements, we could be removed from the OTC Marketplace which would limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies quoted on the OTC Marketplace must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTC Marketplace. If we fail to remain current on our reporting requirements, we could be removed from the OTC Marketplace. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market. In addition, we may be unable to get re-quoted on the OTC Bulletin Board, which may have an adverse material effect on our Company.

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

Our internal controls over financial reporting were determined to be ineffective at December 31, 2015 and we identified material weaknesses in our internal controls over financial reporting as of December 31, 2015, which may adversely affect investor confidence in our company and, as a result, the value of our common stock.

We are required, pursuant to Section 404 of the Sarbanes-Oxley Act, to furnish a report by management on, among other things, the effectiveness of our internal control over financial reporting. This assessment includes disclosure of any material weaknesses identified by our management in our internal control over financial reporting.

Complying with Section 404 requires a rigorous compliance program as well as adequate time and resources. As a result of developing, improving and expanding our core information technology systems as well as implementing new systems to support our sales, engineering, supply chain and manufacturing activities, all of which require significant management time and support, we may not be able to complete our internal control evaluation, testing and any required remediation in a timely fashion. For the period ended December 31, 2015, we identified material weaknesses in our internal control over financial reporting. As such we were unable to assert that our internal controls are effective. This could result in the loss of investor confidence in the accuracy and completeness of our financial reports, which would have a material adverse effect on the price of our common stock.

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

We also lease retail space in two separate locations, one in Washington Square (Portland, Oregon) and the other in Clackamas Town Center (Happy Valley Town Center). For Washington Square, we are currently leasing a temporary cart at a monthly rate of $3,750 and a monthly percentage rent equal to 15% of the excess of gross sales and revenues made at the retail space for any month in excess of $25,000. We expect that we will be leasing a new permanent store front at the Washington Square mall by May of this year. The retail space in the Clackamas Town center is rented pursuant to a License Agreement under which we lease 1,200 square feet of retail space and currently pay monthly license fees of $4,200 per month and monthly percentage rent equal to 15% of the excess of gross sales and revenues made at the retail space for any month in excess of $20,000.

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

2016 (OTC Markets)	High Bid	Low Bid
First quarter	$0.30	$0.16

2015 (OTC Markets)	High Bid	Low Bid
First quarter	$2.10	$1.75
Second quarter	2.07	1.54
Third quarter	2.23	0.30
Fourth quarter	0.49	0.16

2014 (OTC Markets)	High Bid	Low Bid
First quarter	$-	$-
Second quarter	1.00	0.35
Third quarter	0.80	0.38
Fourth quarter	2.10	0.40

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, 4045 South Spencer Street Suite 403 Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (800) 785-7782).

As of April 12, 2016, there were 46,726,000 shares of our common stock outstanding, which were held by approximately 25 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2015:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1)	1,200,000	$0.85	1,395,000
Equity compensation plans not approved by security holders	—	—	—
Total	1,200,000	$—	1,395,000

(1)	2015 Stock Incentive Plan. On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan. The purpose of our 2015 Stock Incentive Plan is to advance the best interests of the Company by providing those persons who have a substantial responsibility for our management and growth with additional incentive and by increasing their proprietary interest in the success of the Company, thereby encouraging them to maintain their relationships with us. Further, the availability and offering of stock options and common stock under the plan supports and increases our ability to attract and retain individuals of exceptional talent upon whom, in large measure, the sustained progress, growth and profitability which we depend. The total number of shares available for the grant of either stock options or compensation stock under the plan is 3,000,000 shares, subject to adjustment. Our Board of Directors administers our plan and has full power to grant stock options and common stock, construe and interpret the plan, establish rules and regulations and perform all other acts, including the delegation of administrative responsibilities, it believes reasonable and proper. Any decision made, or action taken, by our Board of Directors arising out of or in connection with the interpretation and administration of the plan is final and conclusive. The Board of Directors, in its absolute discretion, may award common stock to employees of, consultants to, and directors of the company, and such other persons as the Board of Directors or compensation committee may select, and permit holders of common stock options to exercise such options prior to full vesting therein and hold the common stock issued upon exercise of the option as common stock. Stock options may also be granted by our Board of Directors or compensation committee to non-employee directors of the company or other persons who are performing or who have been engaged to perform services of special importance to the management, operation or development of the company. In the event that our outstanding common stock is changed into or exchanged for a different number or kind of shares or other securities of the company by reason of merger, consolidation, other reorganization, recapitalization, combination of shares, stock split-up or stock dividend, prompt, proportionate, equitable, lawful and adequate adjustment shall be made of the aggregate number and kind of shares subject to stock options which may be granted under the plan. Our Board of Directors may at any time, and from time to time, suspend or terminate the plan in whole or in part or amend it from time to time in such respects as our Board of Directors may deem appropriate and in our best interest. As of December 31, 2015, we have issued 405,000 shares under the plan, and there are options to purchase 1,200,000 shares under this plan.

Non-plan Options

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

Recent Sales of Unregistered Securities

1.	In December 2015, we entered into consulting agreements under which we agreed to issue an aggregate of 50,000 shares of common stock to third-party consultant in consideration of services provided. We did not receive any proceeds for the issuance of these shares. These shares were issued effective February 18, 2016. The issuance of these shares was exempt from registration under the Securities Act pursuant to the exemption afforded by Rule 4(a)(2) of the Securities Act

2.	On April 4, 2016, we conducted an initial closing for 880 units (“Units”) to 12 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $880,000, of which (i) 407 Units were purchased for cash; (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of outstanding indebtedness. Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock (“Series A Preferred”) convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $0.15 per share (the “Conversion Shares”), and (ii) one Warrant (the “Warrants”), exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share (the “Warrant Shares”).

We received gross proceeds of $407,000 from the sale of the 407 Units for cash. We used $28,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers. In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes. The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities. The issuance and sale of the shares of Series A Preferred, the Warrants, the Warrant Shares and the Conversion Shares (collectively, the “Securities”) have not been registered under the Securities Act of 1933, as amended and the Securities have been sold and will be issued in reliance on exemptions from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D thereunder based on the following facts: each of the purchasers has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the securities for its own account and not with a view to or for distributing or reselling the Securities and that it has sufficient investment experience to evaluate the risks of the investment; the Company used no advertising or general solicitation in connection with the issuance and sale of the Securities; and the securities will be issued as restricted securities with a legend stating the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act. In addition, we issued 5-year warrants to purchase 71,400 shares of common stock with an exercise price of $0.15 to broker-dealers in connection with the initial closing of this private placement.

Steven Earles, our president and chief executive officer, purchased 185 Units in consideration of $185,000 in accrued and unpaid salary. Steven Shum our chief financial officer purchased 97 Units in consideration of $97,000 in accrued and unpaid salary. Martin Kunkel our chief marketing officer and secretary purchased 58 Units in consideration of $58,000 in accrued and unpaid salary. Carrie Earles our chief branding officer and wife of Steven Earles purchased 83 Units in consideration of $83,000 in accrued and unpaid salary.

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

At the effective time of the Acquisition, our officers and directors resigned, and appointed Steven Earles and Lenny Gotter as directors to our board of directors. In addition, concurrent with closing of the Acquisition, the Company appointed Mr. Earles as Chief Executive Officer, Chief Financial Officer and Chairman and Mr. Gotter as Chief Operating Officer and Secretary. Mr. Gotter resigned as an officer in February 2015.

Following the Acquisition, we conduct the business of Eastside as our primary business.

Eastside is a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in fifteen states (Oregon, Washington, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, and Maryland) and is authorized to distribute our products in Idaho and Ontario Canada as well.  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

Spin-Off of MWW

Following consummation of the Acquisition, our new management conducted an evaluation of the MWW business and an analysis of the business going forward. Management determined that due to MWW’s operating and net losses in each of the last two fiscal years, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter, and its accumulated deficit, it was not in the best interest of the company and its stockholders to continue the operation of MWW going forward. Accordingly, on February 3, 2015, we transferred all shares of MWW held by us along with all assets and liabilities related to MWW to Michael Williams in consideration of MWW’s and Mr. Williams’ full release of all claims and liabilities related to MWW and the MWW business. Mr. Williams is the sole officer, director and employee of MWW. The spinoff of MWW resulted in the impairment of goodwill related to the Acquisition of approximately $3.2 million in December 2014. Additionally, as a result of the Spin-Off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams, which is reflected in our financial statements for the year ended December 31, 2015.

Recent Developments

Series A Preferred Stock and Warrant Offering. On April 4, 2016, we conducted an initial closing for 880 units (“Units”) to 12 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $880,000, of which (i) 407 Units were purchased for cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of outstanding indebtedness.. Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $0.15 per share and (ii) one Warrant, exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share.  We received gross proceeds of $407,000 from the sale of the 407 Units for cash. We used $28,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities.

National Rollout progress. Our national rollout plan continues to progress. We currently sell our products into fifteen states which represents an increase of over 100% from March 2015 and is largely attributable to our addition of additional distributors. In addition, we expect to expand distribution to 23 states in the coming months based on our distributors near-term expansion plans.

Canadian Product Sale Approval. In March 2016, our Burnside Bourbon product was approved for sale in the province of Ontario, Canada.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

Results of Operations

Overview

Fiscal year 2015 represented another record sales year for the Company. Even more important, we made significant progress toward our goal of becoming a nationwide brand. At the beginning of the year, Oregon represented our key market with limited sales in just a couple of additional states. By the end of the year, Oregon still represented a major market, but we had begun selling across 14 additional states and that figure is expected to expand beyond 20 states in the very near future. Working with the major distributors has been a key factor in that expansion. At the beginning of 2015, we had begun to work with one of the major distributors and by the end of the year, we were working with four of the major distributors. As we look ahead, we anticipate growing sales penetration in the existing states as well as an increase in the number of states where we sell our products.

During 2015, we also invested heavily in our infrastructure (facilities, people, and marketing programs) in order to support our planned expansion. While we will require additional working capital, we believe we have positioned the Company well for improved performance in 2016.

Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

Our sales for the year ended December 31, 2015 increased to $2,326,664, or approximately 62%, from $1,435,416 for the year ended December 31, 2014. The increase in revenue in the year ended 2015 is primarily attributable to our increased national distribution as well as further sales traction within the Pacific Northwest.

Excise taxes for the year ended December 31, 2015 increased to $624,046, or approximately 64%, from $379,972 for the comparable 2014 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the period.

During the year ended December 31, 2015, cost of sales increased to $870,390, or approximately 76%, from $494,889 for the comparable 2014 period. The increase is primarily attributable to the costs associated with our increased liquor sales in the period. We also incurred higher fixed facility costs totaling $240,000 associated with our larger production facility. As our volumes continue to increase, we anticipate improved coverage on those fixed facility costs and hence improved margins.

Selling, general and administrative expenses for the year ended December 31, 2015 increased to $4,373,746, or approximately 220%, from $1,366,341for the year ended December 31, 2014. This increase is primarily due to the hiring of additional sales personnel and event coordinators related to our new retail locations, an increase in production staff as well as increased legal, accounting, and professional costs related to becoming a public company in late 2014 and our efforts to expand our product sales nationally.

Goodwill impairment was $3,246,149 in the year ended December 31, 2014. This impairment was a direct result of our spin-off of our online marketing and media solutions subsidiary in February 2015, which caused us to determine that the goodwill recorded in our October 2014 acquisition should be impaired. There was no similar transaction in the comparable 2015 period.

Other expense was $59,548 during 2015 due to interest expense which was partially offset by a gain on the spin-off of MWWD, compared to an expense of $3,736 during the year ended December 31, 2014.

Net loss during the year ended December 31, 2015 was $3,601,066 as compared to a loss of $4,057,171 for the year ended December 31, 2014. Our net loss was primarily attributable to our increased selling, general and administrative expenses relating to increased personnel, professional, legal and accounting expenses during the year which amounts were offset by our increased sales during the year.

Liquidity and Capital Resources

The Company's primary capital requirements are for the financing of inventories and, sales and marketing efforts. Funds for such purposes have historically been generated from Company's operations, extended payment terms from suppliers for inventory purchases, notes payable and equity raisings.

We have a history of losses over the two year period ended December 31, 2015. During the years ended December  31, 2015 and 2014, the Company had net losses of $3.6 million and $4.1 million, respectively and net cash used in operating activities for the corresponding periods was $(1.2) million and $(1.1), respectively. As a result, since fiscal 2014, it has been necessary to rely on raising new equity or extended payment terms from vendors for our capital and working capital needs.

At December 31, 2015, the Company had outstanding convertible notes payable and another note payable indebtedness of $0.5 million compared to $0.2 million as of December 31, 2014. As a consequence of our indebtedness as of December 31, 2015, a portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Part II, Item 1A. Risk Factors − Risks Related to Our Business −  We will require additional capital, which we may not be able to obtain on acceptable terms. Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations. ” below. In addition, at December 31, 2015, the Company had limited cash resources, with cash of $141 thousand see “Part II, Item 1A. Risk Factors − Risks Related to Our Business −  Our current cash resources might not be sufficient to meet our expected near-term cash needs ”.

Our short-term and long-term liquidity needs arise primarily from our working capital and debt service requirements. We anticipate that capital expenditures for the fiscal year ending December 31, 2016 will be approximately $100,000, primarily for increased manufacturing capacity. As of December 31, 2015, we have cash of approximately $141,000.

For the year ended December 31, 2015, the Company has generated a net loss of $3.6 million, resulting in a shareholders’ deficit of approximately $1.0 million as of December 31, 2015. Additionally, for the year ended December 31, 2015, the Company has used $1.2 million in cash to fund its operations. These matters, along with our the absence of a revolving credit agreement and recurring losses in prior years, raise substantial doubt as to the ability of the Company to continue as a going concern.

In order to meet its cash and liquidity needs, the Company intends to raise additional financing and/or renegotiate its various debt obligations. There is no assurance that the Company will be successful in obtaining additional financing and/or be able to renegotiate the terms of its existing debt obligations on terms which are satisfactory to the Company, or at all. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. See “Part II, Item 1A. Risk Factors − Risks Related to Our Business −  This Annual Report on Form 10-K includes a liquidity note to our consolidated financial statements for the quarter ended October 31, 2015 which may make capital raising more difficult for us and may require us to scale back” below.

Our ability to improve our liquidity in future periods and continue as a going concern will depend on generating positive operating cash flow, primarily through increased distribution into other states, improved gross profit and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control, see “Part II, Item 1A. Risk Factors”.

We have incurred a loss of $3,601,066 and have an accumulated deficit of $7,561,751 for the fiscal year ended December 31, 2015, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern.

Series A Preferred Stock and Warrant Financing (April 2016)

On April 4, 2016, we conducted an initial closing for 880 units (“Units”) to 12 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $880,000, of which (i) 407 Units were purchased for cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of outstanding indebtedness. Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share at a rate of $0.15 per share, and (ii) one Warrant, exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share (the “Warrant Shares”).   We received gross proceeds of $407,000 from the sale of the 407 Units for cash. We used $28,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds will used for working capital and general corporate purposes and to fund growth opportunities. In addition, we issued 5-year warrants to purchase 71,400 shares of common stock with an exercise price of $0.15 to broker-dealers in connection with the initial closing of this private placement.

Common Stock Offering (December 2014)

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

Convertible Notes

On September 10, 2015, we issued and sold a convertible promissory note bearing interest at 14% per annum in the principal amount of $275,000 to a single accredited investor. This note has a maturity date of May 10, 2016 and an original issue discount of $33,500. Accordingly, we received gross proceeds of $241,500. After paying the investors expenses, we received net proceeds of $239,000, which proceeds were used for working capital and general corporate purposes. The conversion price for this note is equal to the lesser of (i) the Fixed Conversion Price (currently $0.15) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. This note contains certain covenants and restrictions including, among others, that for so long as this note is outstanding we will not incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. This note is secured by our inventory pursuant to the terms and conditions of Security Agreement.

On June 13, 2014, we issued Crystal Falls Investments, LLC a demand promissory note in the amount of approximately $150,000, which note was amended on September 19, 2014 to be a 5% convertible promissory note. The amended note bears interest at 5% per annum and had a maturity date of June 13, 2015. The amended note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This amended note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. The amended note was further amended on July 24, 2015 to extend the maturity date to December 13, 2015. Effective December 13, 2015, this note was further amended to: (i) provide for partial repayment of the Note ($110,000) following a Qualified Financing; (ii) extend the Maturity Date under the Note until the earlier of (A) 45-days after the initial closing of a Qualified Financing or (B) April 1, 2016; and (iii) remove the prepayment provision requiring 150% of the Note upon prepayment. “Qualified Financing” means either (i) a sale of the Company’s equity securities pursuant to which the Company receives aggregate gross cash proceeds of at least two-hundred fifty thousand dollars ($250,000) or (ii) a credit facility of up to three-million five hundred thousand dollars ($3,500,000) pursuant to which the Company receives aggregate gross cash proceeds of at least four-hundred thousand dollars ($400,000) upon the initial closing of such facility.Effective April 1, 2016, the note was further amended to extend the Maturity Date until May 31, 2016 and provide for installment payments of the principal amount beginning April 5, 2016 to the May 31, 2016 maturity date.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2015, and December 31, 2014, one distributor, the Oregon Liquor Control Commission (OLCC), represented 50% and 67% of trade receivables, respectively. Sales to one distributor, the OLCC, accounted for approximately 32% and 40% of consolidated revenues for each of the years ended December 31, 2015 and 2014, respectively.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2015 and 2014.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $389,000 and $303,000 for the years ended December 31, 2015 and 2014, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

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

Item 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors

Eastside Distilling, Inc. and Subsidiary

Portland, Oregon

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. and Subsidiary (prior to November 1, 2014, Eastside Distilling, LLC) (collectively, the “Company”) as of December 31, 2015 and 2014, and the related consolidated statements of operations, stockholders’ (deficit) equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatements. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastside Distilling, Inc. and Subsidiary (prior to November 1, 2014, Eastside Distilling, LLC) as of December 31, 2015 and 2014, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has suffered recurring losses and negative cash flows from operations and has an accumulated deficit of approximately $7.6 million as of December 31, 2015. These conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans regarding these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Burr Pilger Mayer, Inc.

San Francisco, California

April 13, 2016

Eastside Distilling, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2015 and 2014

	December 31, 2015	December 31, 2014
Assets
Current assets:
Cash	$141,317	$1,082,290
Trade receivables	142,206	138,041
Inventories	683,824	377,020
Prepaid expenses	163,506	174,147
Total current assets	1,130,853	1,771,498
Property and equipment - net	112,005	81,206
Other assets	49,000	193,750
Total Assets	$1,291,858	$2,046,454

Liabilities and Stockholders' (Deficit) Equity
Current liabilities:
Accounts payable	$1,300,532	$206,630
Accrued liabilities	563,814	72,610
Deferred revenue	727	8,275
Current portion of note payable	4,098	3,560
Related party note payable	12,500	-
Convertible notes payable - net of debt discount	455,958	150,000
Total current liabilities	2,337,629	441,075
Note payable - less current portion	17,842	23,271
Total liabilities	2,355,471	464,346

Commitments and contingencies (Note 9)

Stockholders' (deficit) equity:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at December 31, 2015 and 2014	-	-
Common stock, $0.0001 par value; 900,000,000 shares authorized; 46,195,000 and 45,512,500 shares issued and outstanding at December 31, 2015 and 2014, respectively	4,620	4,551
Additional paid-in capital	6,493,518	5,538,242
Accumulated deficit	(7,561,751)	(3,960,685)
Total stockholders' (deficit) equity	(1,063,613)	1,582,108
Total Liabilities and Stockholders' (Deficit) Equity	$1,291,858	$2,046,454

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Operations

Years ended December 31, 2015 and 2014

	2015	2014
Sales	$2,326,664	$1,435,416
Less excise taxes	624,046	379,972
Net sales	1,702,618	1,055,444
Cost of sales	870,390	494,889
Gross profit	832,228	560,555
Selling, general, and administrative expenses	4,373,746	1,366,341
Goodwill impairment	-	3,246,149
Loss from operations	(3,541,518)	(4,051,935)
Other income (expense) - net	(59,548)	(3,736)
Loss before provision for income taxes	(3,601,066)	(4,055,671)
Provision for income taxes	-	1,500
Net loss	$(3,601,066)	$(4,057,171)

Basic and diluted net loss per common share	$(0.08)	$(0.12)

Basic and diluted weighted average common shares outstanding	45,750,363	33,374,007

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Stockholder's (Deficit) Equity

Years ended December 31, 2015 and 2014

	Common	Common			Total
	Stock	Stock	Paid-in	Accumulated	Stockholders'
	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, January 1, 2014	32,000,000	$3,200	$1,954	$98,004	103,158
Contributions from members	-	-	2,634	-	2,634
Distributions to members	-	-		(1,518)	(1,518)
Conversion of notes payable to equity	-	-	46,853	-	46,853
Shares issued to effect reverse merger	8,000,000	800	3,199,200	-	3,200,000
Issuance of common stock	5,512,500	551	2,167,601	-	2,168,152
Stock-based compensation	-	-	120,000	-	120,000
Net loss	-	-	-	(4,057,171)	(4,057,171)
Balance, December 31, 2014	45,512,500	4,551	5,538,242	(3,960,685)	1,582,108
Issuance of common stock in exchange for services, net of issuance costs	555,833	56	671,920	-	671,975
Stock-based compensation	-	-	140,370	-	140,370
Shares issued for payoff of trade debt, net	126,667	13	142,987	-	143,000
Net loss	-	-	-	(3,601,066)	(3,601,066)
Balance, December 31, 2015	46,195,000	$4,620	$6,493,518	$(7,561,751)	$(1,063,613)

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31, 2015 and 2014

	2015	2014
Cash Flows From Operating Activities
Net loss	$(3,601,066)	$(4,057,171)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	19,277	5,889
Amortization of debt issuance costs	16,750	-
Issuance of common stock in exchange for services	671,920	-
Issuance of common stock for payoff of trade debt	142,987	-
Goodwill impairment	-	3,246,149
Stock-based compensation	140,370	10,000
Gain on spin-off of subsidiary	(52,890)	-
Changes in operating assets and liabilities:
Trade receivables	(4,265)	80,196
Inventories	(306,804)	(317,969)
Prepaid expenses and other assets	155,391	(257,897)
Accounts payable	1,133,166	165,713
Accrued liabilities	502,074	51,222
Deferred revenue	(4,688)	(9,941)
Net cash used in operating activities	(1,187,778)	(1,083,809)
Cash Flows From Investing Activities
Purchases of property and equipment	(50,076)	(37,869)
Cash received in reverse acquisition	-	364
Net cash used in investing activities	(50,076)	(37,505)
Cash Flows From Financing Activities
Proceeds from convertible notes payable	289,273	20,000
Proceeds from related party note payable	12,500	-
Payments of principal on notes payable	(4,892)	(5,448)
Contributions		2,634
Distributions	-	(1,518)
Issuance of common stock - net of issuance costs of $36,848		2,158,152
Net cash provided by financing activities	296,881	2,173,820
Net (decrease) increase in cash	(940,973)	1,052,506
Cash - beginning of period	1,082,290	29,784
Cash - end of period	$141,317	$1,082,290

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$4,593	$3,974
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Financing Activity
Shares issued to effect reverse acquisition	-	$3,200,000
Property and equipment acquired with note payable	-	$26,831
Conversion of notes payable to equity	$-	$46,853
Stock-based compensation recorded as prepaid expenses and other long-term assets	$65,625	$110,000
Conversion of accounts payable to common stock	142,987	$10,000

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

1.	Description of Business and Liquidity

The Company was formed in 2008 and is a manufacturer, developer, producer, and marketer of hand-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum, and vodka. The Company currently distributes its products in fifteen states (Oregon, Washington, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, and Maryland). The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB). The Company is headquartered in Portland, Oregon.

On October 31, 2014, Eurocan Holdings Ltd. (Eurocan) consummated the acquisition (the Acquisition) of Eastside Distilling, LLC (the LLC) pursuant to an Agreement and Plan of Merger (the Agreement) by and among Eurocan, the LLC, and Eastside Distilling, Inc., Eurocan's wholly-owned subsidiary. Pursuant to the Agreement, the LLC merged with and into Eastside Distilling, Inc. The merger consideration for the Acquisition consisted of 32,000,000 shares of Eurocan's common stock. In addition, certain of Eurocan's stockholders cancelled an aggregate of 24,910,000 shares of Eurocan's common stock held by them. As a result, on October 31, 2014, Eurocan had 40,000,000 shares of common stock issued and outstanding, of which 32,000,000 shares were held by the former members of the LLC. Consequently, for accounting purposes, the transaction was accounted for as a reverse acquisition, with the LLC as the acquirer of Eurocan. These consolidated financial statements are presented as a continuation of the operations of the LLC with one adjustment to retroactively adjust the legal common stock of Eastside Distilling, Inc. to reflect the legal capital of Eurocan prior to the Acquisition.

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

On February 3, 2015, the Company entered into a Separation and Share Transfer Agreement (Share Transfer) with MWWD under which substantially all assets and liabilities of MWWD were transferred to Michael Williams in consideration of MWWD's and Mr. Williams' full release of all claims and liabilities related to MWWD and the MWWD business. Following the Transfer, MWWD ceased to be a subsidiary. As a result of the Share Transfer, the Company recorded a gain of approximately $53,000, which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams.

The results for the year ended December 31, 2015 referred to in these consolidated financial statements include both the results of Eastside and MWWD (through February 3, 2015). The results for fiscal 2014 referred to in these consolidated financial statements include the results of the LLC.

2.	Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $3,601,066 and have an accumulated deficit of $7,561,751 for the fiscal year ended December 31, 2015, and expect to incur further losses in the development of our business, we have negative working capital of $1.2 million at December 31, 2015, and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as the going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenses. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The Company's ultimate success depends on its ability to achieve profitable operations and generate positive cash flow from operations. There can be no assurance that the Company will achieve profitable operations or raise additional capital or financing at acceptable terms.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for Eastside Distilling, Inc. were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of Eastside Distilling, Inc. and its wholly-owned subsidiary MWWD (through February 3, 2015). All intercompany balances and transactions have been eliminated in consolidation.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by contract production fees and packaging.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from the Company’s distribution facilities to customers are recorded in cost of sales.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2015 and 2014.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2015 and December 31, 2014, one distributor, the Oregon Liquor Control Commission (OLCC), represented 50% and 67% of trade receivables, respectively. Sales to one distributor, the OLCC, accounted for approximately 32% and 40% of consolidated revenues for each of the years ended December 31, 2015 and 2014, respectively.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At December 31, 2015 and December 31, 2014, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

None of the Company's assets or liabilities were measured at fair value at December 31, 2015 and 2014. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At December 31, 2015 and 2014, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2015 and 2014.

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

Goodwill

Goodwill is initially recorded when the purchase price paid for an acquisition exceeds the estimated fair value of the net identifiable tangible and intangible assets acquired. Goodwill is presumed to have an indefinite useful life and is analyzed annually for impairment. An annual review is performed during the fourth quarter of each fiscal year, or more frequently if indicators of potential impairment exist, to determine if the recorded goodwill is impaired. At December 31, 2014, the Company determined that its goodwill recorded as a result of the Acquisition was fully impaired.

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the "asset and liability method" for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2015 and 2014, the Company established valuation allowances against its net deferred tax assets.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Income tax positions that meet the "more-likely-than-not" recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2015 and 2014.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company's U.S. federal and state income tax returns for years prior to 2011.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $389,000 and $303,000 for the years ended December 31, 2015 and 2014, respectively, and is included in selling, general, and administrative expenses in the accompanying consolidated statements of operations.

Comprehensive Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive income. The Company does not have any reconciling other comprehensive income items for the years ended December 31, 2015 and 2014.

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

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

Accounts Receivable Factoring Program

We use an accounts receivable factoring program with certain customer accounts. Under this program, we have the option to sell those customer receivables in advance of payment for 75% of the amount due. When the customer remits payment, we then receive the remaining 25%. We are charged interest on the advanced 75% payment at a rate of 1.5% per month. This program has improved our liquidity, but there can be no assurance that these programs will continue in the future. Under the terms of the agreement with the factoring provider, any factored invoices have recourse should the customer fail to pay the invoice. Thus, we record factored amounts as a liability until the customer remits payment and we receive the remaining 25% of the non-factored amount. During the fiscal year ended December 31, 2015, we factored invoices totaling $99,258 and received total proceeds of $74,444. At December 31, 2015, we had factored invoices outstanding of $17,601. We incurred interest expense associated with the factoring program of $5,867 during the year ended December 31, 2015. We did not factor any invoices during fiscal year 2014.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

Recent Accounting Pronouncements

In February 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standards Update No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Though permitted, the Company does not plan to early adopt. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

In May 2014, FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's consolidated financial statements.

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

In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which requires entities to measure most inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

In April 2015, the FASB issued ASU 2015-03, simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We have early adopted as of December 31, 2015.

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2015 presentation with no changes to net loss or total stockholders' equity previously reported.

4.	Inventories

Inventories consist of the following at December 31:

	2015	2014
Raw materials	$415,953	$282,007
Finished goods	248,713	84,887
Other	19,158	10,126
Total	$683,824	$377,020

5.	Property and Equipment

Property and equipment consists of the following at December 31:

	2015	2014
Furniture and fixtures	$71,408	$48,585
Leasehold improvements	8,607	5,487
Vehicles	38,831	38,831
Construction In-Progress	31,253	-
Total cost	135,759	92,903
Less accumulated depreciation and amortization	(30,974)	(11,697)
Property and equipment - net	$112,005	$81,206

Depreciation and amortization expense totaled $19,277 and $5,889 for the years ended December 31, 2015 and 2014, respectively.

6.	Note Payable

Note payable consists of the following at December 31:

	2015	2014
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	$21,940	$26,831
Total note payable	21,940	26,831
Less current portion	(4,098)	(3,560)
Long-term portion of note payable	$17,842	$23,271

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

7.	Convertible Notes Payable

At December 31, convertible notes payable consisted of:

	2015	2014
Convertible note bearing interest at 5% per annum. The original maturity date of June 13, 2015 was extended to April 1, 2016 during the period ended December 31, 2015 and was further extended to May 31, 2016 on April 1, 2016. The note may be converted into shares of the Company's common stock at a fixed conversion price of $0.40 per share. The note may be prepaid upon payment of 150% of the outstanding principal balance to the holder.	$150,000	$150,000

Secured Convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Note”), payable in six installments (“Amortization Payments”) as set forth in an Amortization Schedule beginning the 30th day after issuance and each 30-days thereafter. The Note is initially convertible at a price per share equal to $1.00 (the “Fixed Conversion Price”); provided, however, that from and after March 10, 2016 and/or during the continuance of an event of default under the Note, the conversion price shall be equal to the lesser of (i) the Fixed Conversion Price or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion. The note was issued with an original issue discount, which is amortized over the life of the loan. The Note is secured by our inventory pursuant to the terms and conditions of a Security Agreement.	272,708	-

Convertible note bearing interest at 0% per annum. The note was converted into Company's preferred equity financing on April 4, 2016.	50,000	-
Totals	472,708	150,000

Less: discount on convertible debt	16,750	-

Current Notes Payable – net of debt discount	455,958	150,000

Long-term portion	$-	$-

Amortization of the debt discount was $16,750 for the year ended December 31, 2015 and was recorded as other expense in the consolidated statement of operations.

Maturities on notes payable as of December 31, 2015, are as follows:

Year ending December 31:

2016	$474,684
2017	4,271
2018	4,625
2019	5,008
2020	5,423
Thereafter	500
$494,521

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

8	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the year ended December 31 were as follows:

	2015	2014
Expected federal income tax benefit	$(1,200,378)	$(1,378,928)
State income taxes after credits	(233,015)	(266,684)
Change in valuation allowance	1,442,900	138,579
Permanent tax differences	-	1,497,622
Other	(9,507)	10,911
Total provision for income taxes	$-	$1 ,500

The components of the net deferred tax assets and liabilities at December 31 consisted of the following:

	2015	2014
Deferred tax assets
Net operating loss carryforwards	$1,582,317	148,927
Stock-based compensation	61,050	4,060
Total deferred tax assets	1,643,367	152,987

Deferred tax liabilities
Depreciation and amortization	(61,888)	(14,408)
Total deferred tax liabilities	(61,888)	(14,408)
Valuation allowance	(1,581,479)	(138,579)
Net deferred tax assets	$-	-

At December 31, 2015, the Company has a cumulative net operating loss carryforward (NOL) of approximately $1.6 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

At December 31, 2015, future minimum lease payments required under the operating leases are approximately as follows:

2016	$296,000
2017	275,000
2018	266,000
2019	278,000
2020	240,000
Total	$1,355,000

Total rent expense was approximately $384,000 and $144,000 for the years ended December 31, 2015 and 2014, respectively.

Legal Matters

The Company is involved in certain legal matters arising from the ordinary course of business. Management does not believe that the outcome of these matters will have a significant effect on the Company's consolidated financial position or results of operations.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. There were no dilutive common shares at December 31, 2015 and 2014. The numerators and denominators used in computing basic and diluted net loss per common share in 2015 and 2014 are as follows:

	December 31,
	2015	2014
Net loss (numerator)	$(3,601,066)	$(4,057,171)
Weighted average shares (denominator)	45,750,363	33,374,007
Basic and diluted net loss per common share	$(0.08)	$(0.12)

11.	Issuance of Common Stock

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

In October 2015, the Company entered into a consulting agreement under which it agreed to issue 100,000 shares of common stock to a consultant for services. These shares have not been issued.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

In November 2015, the Company entered into management consulting agreements under which it agreed to issue 90,000 shares of common stock to third-party consultants in exchange for services rendered. These shares were issued in February 2016.

In December 2015, the Company entered into management consulting agreements under which it agreed to issue 50,000 shares of common stock to third-party consultants in exchange for services rendered. These shares were issued effective February 18, 2016.

All shares were fully vested upon issuance.

12.	Stock-Based Compensation

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 3,000,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. Stock options shall vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two. At December 31, 2015, there were 1,200,000 options issued under the Plan outstanding.

The Company also issues, from time to time, options which are not registered under a formal option plan. At December 31, 2015, there were 1,000,000 options outstanding that were not issued under the Plan.

A summary of all stock option activity at and for the twelve months ended December 31, 2015 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2014	1,000,000	(1)	$0.40
Options granted	1,650,000	(2)	1.16
Options exercised	-		-
Options canceled	(450,000	)(2)	2.00
Outstanding at December 31, 2015	2,200,000		$0.64

Exercisable at December 31, 2015	1,052,083		$0.47

(1) Non-Plan options

(2) 1,200,000 options granted under 2015 Stock Incentive Plan; 450,000 non-plan options, which were subsequently canceled under an agreement with the holder.

The aggregate intrinsic value of options outstanding at December 31, 2015 was $0.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

At December 31, 2015, there were 1,147,917 unvested options with an aggregate grant date fair value of $476,175. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is generally over a period of 6 to 24 months. The aggregate intrinsic value of unvested options at December 31, 2015 was $0. During the twelve months ended December 31, 2015, 52,083 options became vested.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2015:

Risk-free interest rate	0.84%
Expected term (in years)	2.46
Dividend yield	-
Expected volatility	74%

The weighted-average grant-date fair value per share of stock options granted during the twelve months ended December 31, 2015 was $0.46. The aggregate grant date fair value of the 1,650,000 options granted during the twelve months ended December 31, 2015 was $763,550.

For the twelve months ended December 31, 2015, total stock option expense related to stock options was $140,370. At December 31, 2015, the total compensation cost related to stock options not yet recognized is approximately $395,169, which is expected to be recognized over a weighted-average period of approximately 1.60 years.

13.	Related Party Transactions

During the years ended December 31, 2015 and 2014, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At December 31, 2015 and 2014, the balance due to the chief executive officer was approximately $27,075 and $3,000, respectively, and is included in accounts payable on the accompanying consolidated balance sheets.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2015 and 2014

14.	Subsequent Events

On February 18, 2016, the Company issued 90,000 shares of common stock under consulting agreements entered into by the Company in November 2015.

Effective February 18, 2016, the Company issued 50,000 shares of common stock under consulting agreements entered into by the Company in December 2015.

On March 9, 2016, the Company filed with the Nevada Secretary of State a Certificate of Designation of Series A Convertible Preferred Stock (the “Series A Certificate of Designation”) which sets forth the rights, preferences and privileges of the Series A Convertible Preferred Stock (the “Series A Preferred”).  Three thousand (3,000) shares of Series A Preferred with a stated value of $1,000 per share were authorized under the Series A Certificate of Designation. Each share of Series A Preferred has a stated value of $1,000, which is convertible into shares of the Company’s common stock (the “Common Stock”) at a fixed conversion price equal to $0.15 per share. The Series A Preferred accrue dividends at a rate of 8% per annum, cumulative. Dividends are payable quarterly in arrears at the Company’s option either in cash or “in kind” in shares of Common Stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $500,000, to the extent permitted under applicable law out of funds legally available therefor. For ‘in-kind” dividends, holders will receive that number of shares of Common Stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) 90% of the average of the per share market values during the twenty (20) trading days immediately preceding a dividend date. In the event of any voluntary or involuntary liquidation, dissolution or winding up, or sale of the Company, each holder of Series A Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to: (i) $1,000 multiplied by (ii) the total number of shares of Series A Preferred Stock issued under the Series A Certificate of Designation multiplied by (iii) 2.5. For all matters submitted to a vote of the Company’s stockholders, the holders of the Series A Preferred as a class shall have an aggregate number of votes equal to the product of (x) the number of shares of Common Stock (rounded to the nearest whole number) into which the total shares of Series A Preferred Stock issued under the Series A Certificate of Designation on such date of determination are convertible multiplied by (y) 2.5 (the “Total Series A Votes”), with each holder of Series A Preferred entitled to vote its pro rata portion of the Total Series A Votes. Holders of Common Stock do not have cumulative voting rights. In addition, the holders of Series A Preferred shall vote separately a class to change any of the rights, preferences and privileges of the Series A Preferred.

On April 1, 2016, the Company’s 5% convertible note with Crystal Falls Investments, LLC was further amended to extend the maturity date thereunder to May 31, 2016 and to provide for installment payments on the principal amount on such note as follows: $25,000 on April 5, 2016; $35,000 on April 29, 2016; $40,000 on May 16, 2016 and $50,000 on May 31, 2016. Failure to make the installment payments on the prescribed due dates will constitute an event of default under such note.

On April 4, 2016, the Company conducted an initial closing for 880 units (“Units”) to 12 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $880,000, of which (i) 407 Units were purchased for cash (ii) 423 Units were purchased by certain of its officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of outstanding indebtedness.. Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share at a rate of $0.15 per share, and (ii) one Warrant, exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share.  The Company received gross proceeds of $407,000 from the sale of the 407 Units for cash. We used $28,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities. In addition, we issued 5-year warrants to purchase 71,400 shares of common stock with an exercise price of $0.15 to broker-dealers in connection with the initial closing of this private placement. Steven Earles, the Company’s president and chief executive officer, purchased 185 Units in the Offering in consideration of $185,000 in accrued and unpaid salary. Steven Shum the Company’s chief financial officer purchased 97 Units in the Offering in consideration of $97,000 in accrued and unpaid salary. Martin Kunkel the Company’s chief marketing officer and secretary purchased 58 Units in the Offering in consideration of $58,000 in accrued and unpaid salary. Carrie Earles the Company’s chief branding officer and wife of Steven Earles purchased 83 Units in the Offering in consideration of $83,000 in accrued and unpaid salary.

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this annual report on Form 10-K, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) as of December 31, 2015. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Based on that evaluation, the Company’s management concluded, as of the end of the period covered by this report, that the Company’s disclosure controls and procedures were not effective. Management intends to improve the adequacy of its disclosure controls and procedures during the course of 2016, subject to available resources.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). As a result of this assessment, management identified a material weakness in internal control over financial reporting.

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

As a result of the material weaknesses in internal control over financial reporting described above, the Company’s management has concluded that, as of December 31, 2015, the Company’s internal control over financial reporting was not effective based on the criteria in Internal Control – Integrated Framework issued by COSO.

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

Changes in Internal Control Over Financial Reporting

On October 1, 2015, we appointed Steven Shum as our Chief Financial Officer. Prior to Mr. Shum’s appointment, Mr. Earles served as both Chief Executive Officer and Chief Financial Officer. Mr. Shum has served as principal accounting officer for a publicly traded entity previously as well. We believe the segregation of duties as well as Mr. Shum’s prior public company accounting experience will improve our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION.

On April 1, 2016, our 5% convertible note with Crystal Falls Investments, LLC was further amended to extend the maturity date thereunder to May 31, 2016 and to provide for installment payments on the principal amount on such note as follows: $25,000 on April 5, 2016; $35,000 on April 29, 2016; $40,000 on May 16, 2016 and $50,000 on May 31, 2016. Failure to make the installment payments on the prescribed due dates will constitute an event of default under such note.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

Set forth below is certain information concerning our directors and executive officers:

Name	Age	Position
Steven Earles	45	Chief Executive Officer and director (Chairman)
Steve Shum	45	Chief Financial Officer
Martin Kunkel	48	Chief Marketing Officer, Secretary and director
Lenny Gotter	47	Director and Founder

Steven Earles

President Chief Executive Officer and director (Chairman)

Mr. Earles has served as our President, Chief Executive Officer, and director (Chairman) since October 31, 2014. Previously, Mr. Earles served as Eastside Distilling LLC’s Chief Executive Officer since January 2014. Prior to joining Eastside, Mr. Earles served as managing director of CRM Land Development LLC, a land development company from 2010 to 2014. From 2000 to 2010, Mr. Earles served as Chief Executive Officer for SD Earles Inc., a southern California real estate development company. In addition, Mr. Earles served as Chief Executive Officer for several start-up companies from 2000 to 2010.

Steve Shum

Chief Financial Officer

Mr. Shum has served as our Chief Financial Officer since October 1, 2015. Prior to joining Eastside, Mr. Shum served as an officer and director of XZERES Corp from October 2008 until April 3, 2015, a publicly-traded global renewable energy company. At XZERES, Mr. Shum’s officer roles included; Chief Operating Officer from September 9, 2014 until April 3, 2015, Chief Financial Officer, Principal Accounting Officer and Secretary (alternate name: Cascade Wind Corp) from April 2010 until September 9, 2014, as the Chief Executive Officer of Cascade Wind Corp., Inc. (now XZERES Corp.) from October 2008 to August 2010, and as the President of Cascade Wind Corp., Inc. (formerly, A.R.E. Wind Corp.) from October 2008 to April 12, 2010. Mr. Shum also serves as the Managing Principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a Founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its Executive Vice President for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an Investment Research Analyst and Portfolio Manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a BS in Finance and a BS in General Management from the Portland State University in 1992.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for services rendered during the fiscal years ended December 31, 2015, and 2014.

	Summary Compensation Table
								All Other
Name and Position	Year	Salary		Bonus		Options		Compensation	Total ($)
Steven Earles	2015	$152,083	(1)		$—	—		$—	$
President, Chief Executive Officer, Director (Since October 31, 2014)	2014	$9,000			—	—		$—		$9,000

Steve Shum	2015	$48,750	(2)		$—	$198,050	(3)	$—	$
Chief Financial Officer, (Since October 1, 2015)	2014	$—			—	—		$—		$—

Martin Kunkel	2015	$63.333	(4)		$—	$192,000	(5)	$—	$
Chief Marketing Officer, Secretary and Director (Since January 13, 2015)	2014	$—			—			$—		$—

Lenny Gotter	2015	$71,500	(6)	$				$—	$
Director and Founder (From October 31, 2014 to February 26, 2015)	2014	$15,600	(7)		200			$—		$15,800

Michael Williams	2015	$-			-			$—		$-
President, Chief Executive Officer and Chief Financial Officer (Until October 31, 2014)	2014	$-			-			$—		$-

Daniela Anastasio	2015	$-			-			$—		$-
Secretary (Until October 31, 2014)	2014	$-			-			$—		$-

(1)	$119,519 accrued and not paid during the period.
(2)	$48,750 accrued not paid during the period.
(3)	Amounts reflect the aggregate grant date fair value of the 850,000 shares of common stock underlying the stock option on the date of grant ($0.45 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued to Mr. Shum vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6- months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).
(4)	$42,500 accrued not paid during the period.
(5)	Amounts reflect the aggregate grant date fair value of the 200,000 shares of common stock underlying the stock option on the date of grant ($1.85 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued to Mr. Kunkel vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6- months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).
(6)	$10,500 accrued not paid during the period.
(7)	Includes compensation paid by Eastside Distilling, LLC.

All Other Compensation

None

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in the year ended December 31, 2015.

			Estimated	Estimated
			Future	Future
			Payouts	Payouts				Exercise or	Grant Date
			Under Non-	Under				Base Price	Fair Value
			Equity	Equity	All Other	All Other		of Option	of Stock and
	Grant	Approval	Incentive	Incentive	Stock	Option		Awards	Option
Name	Date	Date	Plan Awards	Plan Awards	Awards:	Awards:		($/Sh)	Awards(1)
					Number of	Number of
					Shares of	Securities
					Stock or	Underlying
					Units (#)	Options (#)
Martin Kunkel	2/10/2015	2/10/2015	—	—	—	200,000	(2)	$1.85	$192,000

Steven Shum	10/1/2015	10/1/2015	—	—	—	850,000	(2)	$0.45	$198,050

(1)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R
(2)	Options vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6- months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding as of December 31, 2015.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Martin Kunkel	2/10/2015	33,332	(1)	166,668	(1)	$1.85	2/10/2020	—	—

Steven Shum	10/1/2015		(1)	850,000	(1)	$0.45	10/1/2020	—	—

(1)	Options vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6- months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).

Option Exercises and Stock Vested

None.

Employment Agreements

We have employment agreements with each of Steven Earles, Steven Shum, Lenny Gotter and Martin Kunkel. Descriptions of the material terms of each agreement are set forth below.

Employment Agreement with Steven Earles

On February 6, 2015, we entered into an employment agreement with Steven Earles to serve as President, Chief Executive Officer, Chief Financial Officer and Chairman of our Board of Directors.  The agreement is for an initial term ending on February 5, 2018 and provides for an annual base salary during the term of the agreement of $104,000 per year. Mr. Earles is eligible to receive a bonus of at the discretion of the board of directors.  On August 12, 2015, we amended Mr. Earles’ employment agreement to increase his annual base salary to $245,000

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) two (2) weeks paid vacation leave; (iii) medical, dental and life insurance benefits (iii) 36-month non-compete/non-solicitation terms; and(iv) a severance payment equal to the six months base salary upon termination without cause.

Employment Agreement with Steve Shum

On October 5, 2015, we entered into an employment agreement with Mr. Shum. The agreement is for an initial term ending on October 5, 2018 and provides for an annual base salary during the term of the agreement of $195,000 per year, Mr. Shum is eligible to receive a bonus of at the discretion of the board of directors.  In addition, Mr. Shum received an option to purchase 850,000 shares of our common stock.  This option has a 5 year term and the securities issued thereunder will be vest over 2-years with 25% vesting in the first year and 75% vesting in the second year, provided, however, that the options will not begin vesting until 6-months after the date of grant.

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

Employment Agreement with Martin Kunkel

On February 6, 2015, we entered into an employment agreement with Martin Kunkel to serve as Chief Marketing Officer.  The agreement is for an initial term ending on February 5, 2018 and provides for an annual base salary during the term of the agreement of $40,000 per year, Mr. Kunkel is eligible to receive a bonus of at the discretion of the board of directors.  In addition, Mr. Kunkel received an option to purchase 200,000 shares of our common stock.  This option has a 5 year term and the securities issued thereunder will be vest over 2-years with 25% vesting in the first year and 75% vesting in the second year provided, however, that the options will not begin vesting until 6-months after the date of grant. On August 12, 2015, we amended Mr. Kunkel’s employment agreement to increase his annual base salary to $104,000.

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

Potential Payments upon Termination

Under the terms of Messrs.’ Earles, Shum, Gotter, and Kunkel’s employment agreements, each of them is entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate their employment without cause.

The following table sets forth quantitative information with respect to potential payments to be made to each of Messrs. Earles, Gotter and Kunkel upon termination without cause. The potential payments are based on the terms of each of the Employment Agreements discussed above. For a more detailed description of the particular Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination Without Cause (1)
Steven Earles	$122,500	(2)
Steven Shum	$97,500	(3)
Lenny Gotter	$39,000	(4)
Martin Kunkel	$52,000	(5)

(1)	Employee entitled to six months’ severance at the then applicable base salary rate.
(2)	Based on Mr. Earles’ current annual base salary of $245,000.
(3)	Based on Mr. Shum’s current annual base salary of $195,000.
(4)	Based on Mr. Gotter’s current annual base salary of $78,000.
(5)	Based on Mr. Kunkel’s current annual base salary of $104,000.

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

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MAATERS

The following table sets forth information as of April 12, 2016 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.  As of April 12, 2016, we had 46,726,000 shares of common stock outstanding.

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

	Number of			Number of
	Common			Series A
	Shares			Preferred			Percentage
Name And	Beneficially		Percentage	Beneficially		Percentage	of Total Voting
Address (1)	Owned		Owned (2)	Owned		Owned (2)	Power (3)

5% Stockholders:
Rowena McBeath (4)	3,333,167	(5)	6.66%	250		28.41%	6.80%
Officers and Directors:
Steven Earles	16,360,655	(6)	35.01%	268	(7)	30.45%	28.10%
Lenny Gotter	12,150,000		26.00%	—		—	19.79%
Martin Kunkel	873,295	(8)	1.83%	58		6.59%	1.57%
Steven Shum	1,293,269	(9)	2.69%	97		11.02%	2.63%
All directors and officers as a group (4 persons)	30,667,218		58.47%	423		48.07%	52.10%

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214.
(2)	Based on 46,726,000 shares of common stock and 880 shares of series A preferred stock outstanding as of the date of this report. Also includes shares issuable exercise of outstanding options and warrants

(3)	Percentage of Total Voting Power is based on 61,392,667 votes and includes voting rights attached to all Common Shares Outstanding and all shares of Series A Preferred Stock outstanding which are entitled to vote with the common holders. Holders of the Series A Preferred as a class shall have an aggregate number of votes equal to the product of (x) the number of shares of Common Stock (rounded to the nearest whole number) into which the total shares of Series A Preferred Stock issued under the Series A Certificate of Designation on such date of determination are convertible multiplied by (y) 2.5 for a total of 14,666,667votes, with each holder of Series A Preferred entitled to vote its pro rata portion such total. The total voting power excludes shares issuable upon exercise of options and warrants. each of which can be converted into Common Shares of the Company but do not contain voting rights until converted into common stock.
(4)	The address is 36 North 3rd St, 2F, Philadelphia, PA 19106
(5)	Includes (i) 1,666,667 shares of common stock issuable upon conversion of 250 shares of series A convertible preferred stock; and (ii) up to 1,666,500 shares of common stock issuable upon exercise of warrants issued in connection with the original issuance of the shares of series A convertible preferred stock.
(6)	Includes (i) 1,786,667 shares of common stock issuable upon conversion of 268 shares of series A convertible preferred stock (of which 553,333 shares relate to 83 share of series A convertible preferred stock held by Mr. Earles’ wife); and (ii) up to 1,786,488 shares of common stock issuable upon exercise of warrants issued in connection with the original issuance of the shares of series A convertible preferred stock (of which 553,278 shares relates to warrants held by Mr. Earles’ wife).
(7)	Includes 83 shares issued to Mr. Earles’ wife.
(8)	Includes (i) 386,667 shares of common stock issuable upon conversion of 58 shares of series A convertible preferred stock; (ii) up to 386,628 shares of common stock issuable upon exercise of warrants issued in connection with the original issuance of the shares of series A convertible preferred stock and (iii) 100,000 shares under options (either presently exercisable or within 60-days of April 12, 2016)
(9)	Includes (i) 646,667 shares of common stock issuable upon conversion of 97 shares of series A convertible preferred stock; and (ii) up to 646,602 shares of common stock issuable upon exercise of warrants issued in connection with the original issuance of the shares of series A convertible preferred stock

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the year ended December 31, 2014, a former officer of the Company advanced us $8,358. The amount is non-interest bearing, unsecured and due on demand. This advance was forgiven in October 2014 in connection with the Acquisition.

During 2014, our President, Mr. Earles, paid expenses on behalf of Eastside Distilling on his personal credit card totaling $345,212. During 2015, Mr. Earles paid expenses on behalf of Eastside Distilling on his personal credit card totaling $731,899. These related party advances do not bear interest and are payable on demand. We have repaid $704,824 of these advances leaving a balance due as of December 31, 2015 of $27,075.

In December 2014, our President, Mr. Earles, purchased 37,500 shares of common stock for $15,000 in our December 2014 Offering.

On April 4, 2016, Steven Earles, our president and chief executive officer, purchased 185 Units in our Series A Preferred Stock and Warrant Unit Offering in consideration of $185,000 in accrued and unpaid salary. Steven Shum our chief financial officer purchased 97 Units in the in our Series A Preferred Stock and Warrant Unit Offering in consideration of $97,000 in accrued and unpaid salary. Martin Kunkel our chief marketing officer and secretary purchased 58 Units in in our Series A Preferred Stock and Warrant Unit Offering in consideration of $58,000 in accrued and unpaid salary. Carrie Earles our chief branding officer and wife of Steven Earles purchased 83 Units in in our Series A Preferred Stock and Warrant Unit Offering in consideration of $83,000 in accrued and unpaid salary. These issuances were unanimously approved by our board of directors, including all disinterested directors.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

Burr Pilger Mayer, Inc., LLP billed us $52,500 in fees for our 2015 annual audit and $37,800 in fees for the review of our quarterly financial statements in 2015. Burr Pilger Mayer, Inc., LLP billed us $25,000 in fees for our 2014 annual audit. MaloneBailey LLP billed us $12,000 in fees for the review of our quarterly financial statements in 2014.

Audit Related Fees

We paid fees to Burr Pilger Mayer, Inc. for assurance and related services of $35,000 related to other SEC filings in 2015.

We did not pay any fees to Burr Pilger Mayer, Inc. for assurance and related services that are not reported under Audit Fees above in 2014. We did not pay any fees to MaloneBailey, LLP for assurance and related services that are not reported under Audit Fees above in 2014

Tax Fees

For the fiscal years ended each of December 31, 2015 and 2014, the aggregate fees billed for tax compliance, by Burr Pilger Mayer, Inc. were $0. For the fiscal year ended December 31, 2014, the aggregate fees billed for tax compliance, by MaloneBailey LLP were $0.

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

Item 15. EXHIBITS.

(a)	Exhibits

Exhibit No.	Description

2.1	Agreement and Plan of Merger dated October 20, 2014 by and among Eurocan Holdings Ltd., Eastside Distilling, Inc., and Eastside Distilling, LLC., incorporated by reference to our Current Report on Form 8-K dated October 20, 2014 and filed on October 23, 2014.
2.2	Agreement and Plan of Merger dated November 19, 2014 between Eurocan Holdings, Ltd. and Eastside Distilling, Inc. incorporated by reference to our Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014.
2.3	Separation and Share Transfer Agreement dated February 3, 2015 by and among Eastside Distilling, Inc., Michael Williams Web Design, Inc. and Michael Williams, incorporated by reference to our Current Report on 8-K dated February 3, 2015 and filed on February 5, 2015.
3.1	Amended and Restated Articles of Incorporation of Eurocan Holdings, Inc. (now known as Eastside Distilling, Inc.), incorporated by reference to Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918).
3.2	Amended and Restated Bylaws of Eurocan Holdings, Inc. (now known as Eastside Distilling, Inc.), incorporated by reference to Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918).
3.3	Articles of Merger dated November 19, 2014 between of Eastside Distilling, Inc. and Eurocan Holdings, Ltd incorporated by reference to our Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014.
3.4	Certificate of Designation—Series A Preferred Stock, filed as an exhibit to our Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
4.1	Amended 5% Convertible Note dated September 19, 2014, incorporated by reference to our Quarterly Report on Form 10-Q for the period ended September 30, 2014.
4.2	5% Secured Promissory Note dated June 13, 2014 in the principal amount of $150,000 issued by Eastside Distilling LLC in favor of Crystal Falls., incorporated by reference to our Quarterly Report on Form 10-Q for the period ended June 30, 2014.

4.3	First Amendment to 5% Amended Convertible Note dated September 19, 2014, incorporated by reference to our Quarterly Report on Form 10Q for the period ended June 30, 2015 filed on August 14, 2015.
4.4	Secured Convertible Promissory Note in the amount of $275,000 dated September 10, 2015 in favor of WWOD Holdings, LLC, incorporated by reference to our Current Report on Form 8-K dated September 10, 2015 and filed on September 17, 2015.
4.5	0% Promissory Note dated August 6, 2015 in the amount of $50,000, incorporated by reference to our Quarterly Report on Form 10Q for the period ended September 30, 2015 and incorporated herein by reference.
4.6	Form of Warrant (Series A Preferred Stock and Warrant Unit Offering), incorporated by reference to our Current Report on Form 8-K dated April 4, 2016 and filed on April 4, 2016.
4.7	4th Amendment to 5% Convertible Promissory Note with Crystal Falls Investments, LLC (1).
10.1	Form of Subscription Agreement, incorporated by reference to our Current Report on Form 8-K dated December 31, 2014 and filed on January 5, 2015.
10.2	Registration Rights Agreement, incorporated by reference to our Current Report on Form 8-K dated December 31, 2014 and filed on January 5, 2015.
10.3	Lease Agreement dated July 17, 2014 between PJM Bldg. II LLC and Eastside Distilling LLC, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.4	2015 Stock Incentive Plan of Eastside Distilling, Inc., incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.5	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., incorporated by reference to our Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015.
10.6	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., incorporated by reference to our Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015.
10.7	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., incorporated by reference to our Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015
10.8	Lease Agreement with Oregon City Building Limited Partnership, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.9	Specialty Lease Agreement dated January 20, 2015 between RPR Washington Square LLC and Eastside Distilling, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.10	License Agreement dated October 10, 2014 between Clackamas Town Center and Eastside Distilling, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
10.11	Non-Exclusive Consulting Agreement with Rinvest Securities, Inc., incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 31, 2015.
10.12	First Amendment to Employment Agreement (Steven Earles), incorporated by reference to our Quarterly Report on Form 10Q for the period ended June 30, 2015 filed on August 14, 2015.
10.13	First Amendment to Employment Agreement (Steven Earles), incorporated by reference to our Quarterly Report on Form 10Q for the period ended June 30, 2015 filed on August 14, 2015.

10.14	Securities Purchase Agreement dated September 10, 2015 with WWOD Holdings LLC, incorporated by reference to our Current Report on Form 8-K dated September 10, 2015 and filed on September 17, 2015.
10.15	Security Agreement with WWOD Holdings, LLC as secured party, incorporated by reference to our Current Report on Form 8-K dated September 10, 2015 and filed on September 17, 2015.
10.16	Employment Agreement dated October 1, 2015 with Steven Shum, incorporated by reference to our Current Report on Form 8-K dated October 1, 2015 and filed on October 5, 2015.
10.16	Financial Public Relations Agreement with Liolios Group, incorporated by reference to our Quarterly Report on Form 10Q for the period ended September 30, 2015 and incorporated herein by reference.
10.17	Form of Subscription Agreement for Series A Preferred Stock and Warrant Unit Offering, incorporated by reference to our Current Report on Form 8-K dated April 4, 2016 and filed on April 4, 2016.
14	Code of Ethics, incorporated by reference to our Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015
23.1	Consent of Burr Pilger Mayer, Inc.(1)
31.1	Certification of Steven Earles pursuant to Rule 13a-14(a). (1)
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a). (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101 SCH	XBRL Taxonomy Scema Linkbase Document (1)
101 CAL	XBRL Taxonomy Calculation Linkbase Document (1)
101 DEF	XBRL Taxonomy Definition Linkbase Document (1)
101 LAB	XBRL Taxonomy Labels Linkbase Document (1)
101 PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1) Filed herewith

Signatures

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steven Earles
Steven Earles
President, Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/Steven Earles	President, Chief Executive Officer,	April 13, 2016
Steven Earles	and director
(Principal Executive Officer)

/s/ Steve Shum	Chief Financial Officer	April 13, 2016
Steve Shum	(Principal Financial and Accounting Officer)

/s/ Martin Kunkel	Chief Marketing Officer, Secretary	April 13, 2016
Martin Kunkel	and director

/s/ Lenny Gotter	Director	April 13, 2016
Lenny Gotter

