Form 10-Q
period 2016-03-31
Eastside Distilling, Inc.
filed 2016-05-16
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of May 16, 2016, 49,369,591 shares of our common stock were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2016

ITEM 1 –FINANCIAL INFORMATION

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

March 31, 2016 and December 31, 2015

	March 31, 2016 (unaudited)	December 31, 2015
Assets
Current assets:
Cash	$12,800	$141,317
Trade receivables	183,180	142,206
Inventories	622,468	683,824
Prepaid expenses	99,755	163,506
Total current assets	918,203	1,130,853
Property and equipment - net	113,382	112,005
Other assets	48,000	49,000
Total Assets	$1,079,585	$1,291,858

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$1,292,720	$1,300,532
Accrued liabilities	868,553	563,814
Deferred revenue	2,108	727
Current portion of note payable	4,204	4,098
Related party note payable	12,500	12,500
Convertible notes payable - net of debt discounts	467,125	455,958
Total current liabilities	2,647,210	2,337,629
Preferred stock deposit	151,200
Note payable - less current portion	16,450	17,842
Total liabilities	2,814,860	2,355,471

Commitments and contingencies (Note 9)

Stockholders' deficit:
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; no shares issued and outstanding at March 31, 2016 and December 31, 2015	-	-
Common stock, $0.0001 par value; 900,000,000 shares authorized; 46,726,000 and 46,195,000 shares issued and outstanding at March 31, 2016 and December 2015, respectively	4,673	4,620
Additional paid-in capital	6,836,482	6,493,518
Accumulated deficit	(8,576,430)	(7,561,751)
Total stockholders' deficit	(1,735,275)	(1,063,613)
Total Liabilities and Stockholders' Deficit	$1,079,585	$1,291,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three months ended March 31, 2016 and 2015

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Sales	$621,882	$424,910
Less excise taxes	158,408	99,840
Net sales	463,474	325,070
Cost of sales	256,169	217,862
Gross profit	207,305	107,208
Selling, general, and administrative expenses	1,050,926	987,163

Loss from operations	(843,621)	(879,955)
Other (expense) income - net	(171,058)	48,937
Loss before provision for income taxes	(1,014,679)	(831,018)
Provision for income taxes	-	-
Net loss	$(1,014,679)	$(831,018)

Basic and diluted net loss per common share	$(0.02)	$(0.02)

Basic and diluted weighted average common shares outstanding	46,568,451	45,512,500

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the three months ended March 31, 2016 and 2015

(unaudited)

	Three Months Ended
	March 31, 2016	March 31, 2015
Cash Flows From Operating Activities
Net loss	$(1,014,679)	$(831,018)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	5,574	4,379
Amortization of debt issuance costs	11,167	-
Amortization of beneficial conversion feature	148,077	-
Issuance of common stock in exchange for services	89,100	-
Stock-based compensation	105,839	31,000
Gain on spin-off of subsidiary	-	(52,890)
Changes in operating assets and liabilities:
Trade receivables	(40,974)	78,835
Inventories	61,356	(464,823)
Prepaid expenses and other assets	64,751	13,248
Accounts payable	(7,808)	472,998
Accrued liabilities	304,739	38,257
Deferred revenue	1,381	(3,339)
Net cash used in operating activities	(271,477)	(713,353)
Cash Flows From Investing Activities
Purchases of equipment	(6,954)	-
Net cash used in investing activities	(6,954)	-
Cash Flows From Financing Activities
Preferred stock deposit	151,200	-
Payments of principal on notes payable	(1,286)	(801)
Net cash provided by (used in) financing activities	149,914	(801)
Net decrease in cash	(128,517)	(714,154)
Cash - beginning of period	141,317	1,082,290
Cash - end of period	$12,800	$368,136

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,380	$2,900
Income taxes	$-	$-
Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for services	$89,100	$-
Beneficial converstion feature	$148,077	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

1.	Description of Business and Liquidity

The Company was formed in 2008 and is a manufacturer, developer, producer, and marketer of hand-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum, and vodka. The Company currently distributes its products in twenty states (Oregon, Washington, California, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, Rhode Island, New Hampshire, Maine, Vermont, and Maryland) and is authorized to distribute its products in Idaho and the province of Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB). The Company is headquartered in Portland, Oregon.

On October 31, 2014, Eurocan Holdings Ltd. (Eurocan) consummated the acquisition (the Acquisition) of Eastside Distilling, LLC (the LLC) pursuant to an Agreement and Plan of Merger (the Agreement) by and among Eurocan, the LLC, and Eastside Distilling, Inc., Eurocan's wholly-owned subsidiary. Pursuant to the Agreement, the LLC merged with and into Eastside Distilling, Inc. The merger consideration for the Acquisition consisted of 32,000,000 shares of Eurocan's common stock. In addition, certain of Eurocan's stockholders cancelled an aggregate of 24,910,000 shares of Eurocan's common stock held by them. As a result, on October 31, 2014, Eurocan had 40,000,000 shares of common stock issued and outstanding, of which 32,000,000 shares were held by the former members of the LLC. Consequently, for accounting purposes, the transaction was accounted for as a reverse acquisition, with the LLC as the acquirer of Eurocan. These condensed consolidated financial statements are presented as a continuation of the operations of the LLC with one adjustment to retroactively adjust the legal common stock of Eastside Distilling, Inc. to reflect the legal capital of Eurocan prior to the Acquisition.

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

The results for the three months ended March 31, 2015 referred to in these condensed consolidated financial statements include the results of Eastside’s wholly-owned subsidiary MWWD (through February 3, 2015).

2.	Going Concern

The Company’s financial statements have been prepared assuming that it will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has incurred a net loss of $1,014,679 and has an accumulated deficit of $8,576,430 for the period ended March 31, 2016, and expect to incur further losses in the development of our business. The Company has negative working capital of $1.9 million at March 31, 2016, and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about the Company’s ability to continue as the going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenses. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited condensed consolidated results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MWWD (through February 3, 2015). All intercompany balances and transactions have been eliminated in consolidation.

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

March 31, 2016

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at March 31, 2016 and December 31, 2015.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At March 31, 2016 and December 31, 2015, one distributor, the Oregon Liquor Control Commission (OLCC), represented 22% and 50% of trade receivables, respectively. Sales to one distributor, the OLCC, accounted for approximately 32% and 40% of consolidated revenues for each of the three months ended March 31, 2016 and 2015, respectively.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At March 31, 2016 and December 31, 2015, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

March 31, 2016

Level 3:	Fair value of the asset or liability is determined using unobservable inputs that are significant to the fair value measurement and reflect management's own assumptions regarding the applicable asset or liability.

None of the Company's assets or liabilities were measured at fair value at March 31, 2016 and December 31, 2015. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At March 31, 2016 and December 31, 2015, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the three months ended March 31, 2016 and 2015.

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the "asset and liability method" for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At March 31, 2016 and December 31, 2015, the Company established valuation allowances against its net deferred tax assets.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Income tax positions that meet the "more-likely-than-not" recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the three months ended March 31, 2016 and 2015.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company's U.S. federal and state income tax returns for years prior to 2011.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $31,000 and $97,000 for the three months ended March 31, 2016 and 2015, respectively, and is included in selling, general, and administrative expenses in the accompanying condensed consolidated statements of operations.

Comprehensive Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive income. The Company does not have any reconciling other comprehensive income items for the three months ended March 31, 2016 and 2015.

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Accounts Receivable Factoring Program

The Company uses an accounts receivable factoring program with certain customer accounts. Under this program, the Company has the option to sell those customer receivables in advance of payment for 75% of the amount due. When the customer remits payment, we then receive the remaining 25%. The Company is charged interest on the advanced 75% payment at a rate of 1.5% per month. This program has improved our liquidity, but there can be no assurance that these programs will continue in the future. Under the terms of the agreement with the factoring provider, any factored invoices have recourse should the customer fail to pay the invoice. Thus, the Company records factored amounts as a liability until the customer remits payment and the Company receives the remaining 25% of the non-factored amount. During the period ended March 31, 2016, the Company factored invoices totaling $117,933 and received total proceeds of $88,450. At March 31, 2016, the Company had factored invoices outstanding of $79,120. The Company incurred interest expense associated with the factoring program of $4,269 during the period ended March 31, 2016. We did not factor any invoices during the period ended March 31, 2015.

Recent Accounting Pronouncements

In March 2016, the FASB issued ASU No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's condensed consolidated financial statements.

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach.

In May 2014, FASB issued Accounting Standard Update No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

In August 2014, the FASB issued Accounting Standard Update No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15"). The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, the Company does not plan to early adopt. The Company does not believe that this standard will have a significant impact on its condensed consolidated financial statements.

In July 2015, the FASB issued Accounting Standard Update No. 2015-11, Simplifying the Measurement of Inventory ("ASU 2015-11"), which requires entities to measure most inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's condensed consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the March 31, 2016 presentation with no changes to net loss or total stockholders' equity previously reported.

4.	Inventories

Inventories consist of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Raw materials	$380,654	$415,953
Finished goods	234,441	248,713
Other	7,373	19,158
Total	$622,468	$683,824

5.	Property and Equipment

Property and equipment consists of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Furniture and fixtures	$67,890	$64,288
Leasehold improvements	8,607	8,607
Vehicles	38,831	38,831
Construction In-Progress	34,603	31,253
Total cost	149,931	142,979
Less accumulated depreciation and amortization	(36,548)	(30,974)
Property and equipment - net	$113,382	$112,005

Depreciation and amortization expense totaled $5,574 and $19,277 for the period ended March 31, 2016 and the year ended December 31, 2015, respectively.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

6.	Note Payable

Note payable consists of the following at March 31, 2016 and December 31, 2015:

	2016	2015
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	$20,654	$21,940
Total note payable	20,654	21,940
Less current portion	(4,204)	(4,098)
Long-term portion of note payable	$16,450	$17,842

7.	Convertible Notes Payable

At March 31, 2016 and December 31, 2015, convertible notes payable consisted of three separate notes:

	2016	2015
Convertible note bearing interest at 5% per annum. The original maturity date of June 13, 2015 was extended to April 1, 2016 during the period ended December 31, 2015 and was further extended to May 31, 2016 on April 1, 2016. The note may be converted into shares of the Company's common stock at a fixed conversion price of $0.40 per share.	$150,000	$150,000

Secured Convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Note”), payable in six installments (“Amortization Payments”) as set forth in an Amortization Schedule beginning the 30th day after issuance and each 30-days thereafter. The Note is convertible at a price per share equal to the lesser of (i) the Fixed Conversion Price (currently $0.15) or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion. The note was issued with an original issue discount, which is amortized over the life of the loan. The Note is secured by all of the Company’s assets pursuant to the terms and conditions of an Amended and Restated Pledge and Security Agreement. This note was exchanged for a new note on May 13, 2016 (see Note 16—Subsequent Events)	272,708	272,708

Convertible note bearing interest at 0% per annum. The note was converted into Company's preferred equity financing on April 4, 2016.	50,000	50,000
Totals	472,708	472,708

Less: discount on convertible debt	5,583	16,750

Current Convertible Notes Payable – net of debt discounts	467,125	455,958

Amortization of the debt discount and beneficial conversion feature totaled $159,244 for the period ended March 31, 2016 and $0 for March 31, 2015 and was recorded as other expense in the consolidated statement of operations.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

Maturities on notes payable as of March 31, 2016, are as follows:

Year ending December 31:

2016	$476,912
2017	4,271
2018	4,625
2019	5,008
2020	4,264
Thereafter	500
$493,362

8	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the three months ended March 31, 2016 and 2015 were as follows:

	2016	2015
Expected federal income tax benefit	$(344,991)	$(282,546)
State income taxes after credits	(66,969)	(54,847)
Change in valuation allowance	411,960	337,393
Other	-	-
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at March 31, 2016 and December 31, 2015 consisted of the following:

	2016	2015
Deferred tax assets
Net operating loss carryforwards	$1,994,277	1,582,317
Stock-based compensation	104,021	61,050
Total deferred tax assets	2,098,297	1,643,367

Deferred tax liabilities
Depreciation and amortization	(68,685)	(61,888)
Total deferred tax liabilities	(68,685)	(61,888)
Valuation allowance	(2,029,612)	(1,581,479)
Net deferred tax assets	$-	-

At March 31, 2016, the Company has a cumulative net operating loss carryforward (NOL) of approximately $5.0 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029.

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

March 31, 2016

9.	Commitments and Contingencies

Operating Leases

The Company leases its warehouse, kiosks, and tasting room space under operating lease agreements, which expire through October 2020. Monthly lease payments range from $1,300 to $24,000 over the terms of the leases. For operating leases which contain fixed escalations in rental payments, the Company records the total rent expense on a straight-line basis over the lease term. The difference between the expense computed on a straight-line basis and actual payments for rent represents deferred rent which is included within accrued liabilities on the accompanying consolidated balance sheets. Retail spaces under lease are subject to monthly percentage rent adjustments when gross sales exceed certain minimums.

At March 31, 2016, future minimum lease payments required under the operating leases are approximately as follows:

2016	$236,000
2017	297,000
2018	272,000
2019	278,000
2020	240,000
Total	$1,323,000

Total rent expense was approximately $74,000 and $89,000 for the three months ended March 31, 2016 and 2015, respectively.

Legal Matters

The Company is involved in certain legal matters arising from the ordinary course of business. Management does not believe that the outcome of these matters will have a significant effect on the Company's consolidated financial position or results of operations.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. There were no dilutive common shares at March 31, 2016 and 2015. The numerators and denominators used in computing basic and diluted net loss per common share in 2016 and 2015 are as follows:

	March 31,
	2016	2015
Net loss (numerator)	$(1,014,679)	$(831,018)
Weighted average shares (denominator)	46,568,451	45,512,500
Basic and diluted net loss per common share	$(0.02)	$(0.02)

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

11.	Issuance of Common Stock

In January 2016, the Company issued 330,000 shares of common stock to two third-party consultants in exchange for services rendered.

In January 2016, the Company issued 201,000 shares of common stock to employees for stock-based compensation of $54,270.

In February 2016, the Company issued 90,000 shares of common stock to a third party consultant in consideration for services rendered under a management consulting agreement entered into by the Company in November 2015.

In February 2016, the Company issued 50,000 shares of common stock to a third party consultant in consideration for services rendered under a management consulting agreement entered into by the Company in November 2015.

All shares were fully vested upon issuance.

12.	Stock-Based Compensation

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 3,000,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. At March 31, 2016, there were 1,200,000 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not registered under a formal option plan. At March 31, 2016, there were 1,000,000 options outstanding that were not issued under the Plan.

A summary of all stock option activity at and for the three months ended March 31, 2016 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2015	2,200,000	(1)	$0.40
Options granted	-		-
Options exercised	-		-
Options canceled	(98,958)		1.75
Outstanding at March 31, 2016	2,101,042		$0.59

Exercisable at March 31, 2016	1,094,792		$0.52

(1) 1,200,000 options granted under 2015 Stock Incentive Plan;

The aggregate intrinsic value of options outstanding at March 31, 2016 was $0.

At March 31, 2016, there were 1,006,250 unvested options with an aggregate grant date fair value of $346,925. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is generally over a period of 6 to 24 months. The aggregate intrinsic value of unvested options at March 31, 2016 was $0. During the three months ended March 31, 2016, 94,792 options became vested.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

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

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2015 was $0.45. No options were granted during the three months ended March 31, 2016.

For the three months ended March 31, 2016 and 2015, total stock option expense related to stock options was $51,569 and $31,000 respectively. At March 31, 2016, the total compensation cost related to stock options not yet recognized is approximately $395,169, which is expected to be recognized over a weighted-average period of approximately 1.60 years.

13.	Related Party Transactions

During the three months ended March 31, 2016 and 2015, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At March 31, 2016 and 2015, the balance due to the chief executive officer was approximately $95,000 and $0, respectively, and is included in accounts payable on the accompanying condensed consolidated balance sheets.

14.	Preferred stock deposit

Prior to the three months ended March 31, 2016, the Company collected initial proceeds totaling $151,200 related to its preferred stock offering. The Company did not conduct the first closing of its preferred offering until after the quarter end, on April 4, 2016. As a result, the initial proceeds collected prior to the first closing were reflected as a deposit outstanding at March 31, 2016. Since the deposit was applied to preferred stock issued in April 2016, the deposit has been shown as a noncurrent liability.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

15.	Beneficial conversion feature

The Company evaluated the convertible note and determined that a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature, since the conversion price on the note as of March 10, 2016 was now set at a discount to the fair market value of the underlying stock. As a result, a discount of $148,077 was attributed to the beneficial conversion feature of the note, which amount was then amortized fully during the three months ended March 31, 2016.

16.	Subsequent Events

On April 1, 2016, the Company’s 5% convertible note with Crystal Falls Investments, LLC was further amended to extend the maturity date thereunder to May 31, 2016 and to provide for installment payments on the principal amount on such note as follows: $25,000 on April 5, 2016; $35,000 on April 29, 2016; $40,000 on May 16, 2016 and $50,000 on May 31, 2016. Failure to make the installment payments on the prescribed due dates will constitute an event of default under such note. Effective April 29, 2016, the Company received a limited waiver regarding the April 29, 2016 and May 16, 2016 installment payments so long as such payments are received by May 31, 2016.

From April 4, 2016 to April 20, 2016, the Company conducted closings for 930 units (“Units”) to 14 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $930,000, of which (i) 457 Units were purchased for $457,000 in cash (ii) 423 Units were purchased by certain of its officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness. Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share at a rate of $0.15 per share, and (ii) one Warrant, exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share.  The Company received gross proceeds of $457,000 from the sale of the 457 Units for cash. The Company used $32,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds will be used for working capital and general corporate purposes and to fund growth opportunities. In addition, the Company issued 5-year warrants to purchase 81,400 shares of common stock with an exercise price of $0.15 to broker-dealers in connection with the initial closing of this private placement. Steven Earles, the Company’s president and chief executive officer, purchased 185 Units in the Offering in consideration of $185,000 in accrued and unpaid salary. Steven Shum the Company’s chief financial officer purchased 97 Units in the Offering in consideration of $97,000 in accrued and unpaid salary. Martin Kunkel the Company’s chief marketing officer and secretary purchased 58 Units in the Offering in consideration of $58,000 in accrued and unpaid salary. Carrie Earles the Company’s chief branding officer and wife of Steven Earles purchased 83 Units in the Offering in consideration of $83,000 in accrued and unpaid salary.

On April 14, 2016, the Company entered into an Amendment Agreement with WWOD Holdings, LLC (“WWOD”) and MR Group I, LLC (“Investor”). The Amendment Agreement amends that certain securities purchase agreement on September 10, 2015 (the “Existing SPA”), with WWOD pursuant to which the Company issued and sold to WWOD that certain 14% convertible promissory note in the principal amount of $275,000 with a maturity date of May 10, 2016 and an original issue discount of $33,500 (the “Initial Note”).

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

March 31, 2016

The Amendment Agreement amended the Existing SPA to reflect an additional closing under the Existing SPA (as amended by the Amendment Agreement the “Amended SPA”) pursuant to which the Company issued and sold to Investor a convertible promissory note dated April 18, 2016, bearing interest at 14% per annum in the principal amount of $300,000 (the “Additional Note”, together with the Initial Note, the “Notes”). The Additional Note was issued on April 18, 2016 and has a maturity date of January 18, 2017 and an original issue discount of $100,000; provided, however, that in the event that the Company consummates the additional proposed $2 million financing with Investor for which the Company executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Additional Note, together with any accrued, and unpaid, interest then outstanding under the Additional Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Additional Note then outstanding shall be deemed cancelled for no additional consideration. Accordingly, the Company received gross proceeds from the Investor of $200,000. After paying $15,000 of the Investor’s expenses in connection with the Amended SPA (with payment of the remaining expenses deferred), the Company received net proceeds of $185,000, which is to be used for working capital and general corporate purposes. Concurrent with the SPA, WWOD contributed the Initial Note to Investor. Following issuance of the Additional Note, the aggregate principal amount of Notes issued under the Amended SPA is $575,000, both of which are now held by the Investor. In connection with the issuance of the Additional Note, the Company entered into an Amended and Restated Security and Pledge Agreement dated April 18, 2016 pursuant to which the Notes are secured by all of the Company’s assets.

The Company has agreed to repay the Additional Note in six installments at set forth in the Amortization Schedule attached to the Note beginning 30th day after issuance and each 30-days thereafter. However, failure to make any Amortization Payment will not be deemed an event of default under the Additional Note. In addition, the Additional Note can be prepaid at any time until the date immediately preceding the Maturity Date. The Additional Note is convertible into common stock at a conversion price equal to the lesser of (i) the Fixed Conversion Price (currently $0.40) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. The total amount of principal outstanding under the Additional Note at April 27, 2016 was approximately $300,000.

The Notes contains certain covenants and restrictions including, restrictions on the Company’s ability to not incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. The Noted are secured by our assets pursuant to the terms and conditions of an Amended and Restated Pledge and Security Agreement.

From April 20, 2016 to May 11, 2016, the Company issued 2,743,591 shares of our common stock upon conversion of a 14% convertible promissory note. The aggregate principal amount of this note that was converted was $75,500.

On May 13, 2016, the Company entered into Exchange Agreement (the “Exchange Agreement”) with MR Group I, LLC, an accredited investor (“Investor”) pursuant to which the Company (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,200.65 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208.233 and $21,9992.32, respectively) with a May 10 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,646.58 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,646.58, respectively) with a May 10 2016 maturity date held by Investor. In the event that the Company consummates the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Second Note, together with any accrued, and unpaid, interest then outstanding or any additional amounts due and payable as a result of an event of default under the Second Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Second Note then outstanding shall be deemed cancelled for no additional consideration.

In connection with the issuance of the Exchange Notes, the Company entered into a Security and Pledge Agreement dated May 13, 2016 pursuant to which the Exchange Notes are secured by all of the Company’s assets. The Exchange Notes can be prepaid at any time until the date immediately preceding their respective Maturity Dates. The Exchange Notes are convertible into common stock at a conversion price equal to the lesser of (i) the Fixed Conversion Price (currently $0.15 for the Note and $0.40 for the Second Note) or (ii) 65% of the lowest trading price of our common stock during the (i) 5-trading days prior to conversion (for conversions on or before May 22, 2016 or (ii) 10-trading days prior to conversion (for conversions after May 22, 2016). The Exchange Notes contain certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the Exchange Notes include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. The Company will be required to repay the Exchange Notes at 133% upon an event of default.

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

Eastside is a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in twenty states (Oregon, Washington, California, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, Rhode Island, New Hampshire, Maine, Vermont, and Maryland) and is authorized to distribute our products in Idaho and Ontario, Canada, as well.  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

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

Recent Developments

Bridge Financing. On April 18, 2016, we issued a 14% convertible promissory note in the principal amount of $300,000 to a single accredited Investor with a maturity date of January 18, 2017 and an original issue discount of $100,000; provided, however, that in the event that we consummate the additional proposed $2 million financing with the same Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Additional Note, together with any accrued, and unpaid, interest then outstanding under the Additional Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Additional Note then outstanding shall be deemed cancelled for no additional consideration. Accordingly, we received gross proceeds from the Investor of $200,000. After paying $15,000 of the Investor’s expenses in connection with the Amended SPA (with payment of the remaining expenses deferred), we received net proceeds of $185,000, which is to be used for working capital and general corporate purposes.

Series A Preferred Stock and Warrant Offering.  From April 4, 2016 to April 20, 2016, we conducted closings for 930 units (“Units”) to 14 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $930,000, of which (i) 457 Units were purchased for $457,000 in cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness.  Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $0.15 per share and (ii) one Warrant, exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share.  We received gross proceeds of $457,000 from the sale of the 457 Units for cash. We used $32,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds will used for working capital and general corporate purposes and to fund growth opportunities

National Rollout progress. Our national rollout plan continue to progress. We currently sell our products into twenty states which represents an increase of over 100% from March 2015 and is largely attributable to our addition of other distributors. In addition, we expect to expand distribution to 23 additional states in the coming months based on our various distributors near-term expansion plans.

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

Results of Operations

Overview

First quarter net sales increased 43% over the prior year as we continued to successfully expand its products nationwide. During the first quarter last year, the Oregon market represented more than 90% of our revenue with limited sales in a few additional states. In the first quarter of this year, Oregon represented approximately 58%, with the new markets making increasing contributions due to our products now beginning to be sold in 20 states. While the Oregon market continues to experience strong year-over-year growth, we anticipate the new markets to make strong sales progress and become a larger percentage of our overall sales. Equally important, this national expansion has been supported by our efforts to work with the major distributors, something we anticipate to continue.

We have also invested heavily in our infrastructure (facilities, people, and marketing programs) in order to support our planned expansion and believe we are well positioned to experience further improved performance throughout the balance of 2016.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared to the Three Months Ended March 31, 2015

Net Sales

Net sales consist of revenues from the sale of products we supply or distribute less excise taxes. The following table sets forth and compares our net sales in (in thousands of dollars) for the three months ended March 31, 2016 and 2015:

Three Months Ended March 31,
Amounts		% Change
2016	2015	2015 vs. 2014
$463	$325	42.6%

The $138,404 increase, or approximately 43% increase in net sales for the three months ended March 31, 2016, as compared to the three months ended March 31, 2015, was primarily the result of increased sales in Oregon as well as sales growth in new states.

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

The following table compares our gross profit (in thousands of dollars) and gross margin in the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Gross profit	$207	$107
Gross margin	44.7%	32.9%

Our gross margin of 44.7% of net sales in the three months ended March 31, 2016 improved from our gross margin of 32.9% for the three months ended March 31, 2014 primarily due to sales-channel mix along with improved coverage of our fixed facility costs as a result of the higher sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses for the three months ended March 31, 2016 and March 31, 2015, respectively (in thousands of dollars):

	Three Months Ended March 31,
	2016	2015
Selling, general and administrative expenses	$1,051	$987
As a percentage of net sales	227%	303%

The $40,561 increase in SG&A expenses for the three months ended March 31, 2016 was primarily attributable to an increase in professional fees. During the period, approximately $343,000 was non-cash expenses associated with stock-based compensation of $105,839, shares issued for services of $89,100, and a beneficial conversion feature expense of $148,077 associated with the convertible note outstanding.

Other Expense

The following table compares our other expense (in thousands of dollars) for the three months ended March 31, 2016 and 2015.

	Three Months Ended March 31,
	2016	2015
Other (expense), income, net	$(171,058)	$48,937
As a percentage of net sales	-36.9%	15.1%

Other expense in the three months ended March 30, 2016 is primarily related to the expense associated with the amortization of a beneficial conversion feature on the convertible note payable. In the prior year, we recorded a one-time gain related to the spin-off of MWW.

Liquidity and Capital Resources

Our primary capital requirements are for the financing of inventories and, sales and marketing efforts. Funds for such purposes have historically been generated from our operations, extended payment terms from suppliers for inventory purchases, notes payable and equity raisings.

We have a history of losses over the past two years, including the period ended March 31, 2016 and for which we have generated negative operating cash flows. During the three months ended March  31, 2016 and 2015, we had net losses of $1.01 million and $0.83 million, respectively and net cash used in operating activities for the corresponding three months was $(0.27) million and $(0.71), respectively. As a result, since fiscal 2014, it has been necessary to rely on raising new equity or extended payment terms from vendors for our capital and working capital needs.

At March 31, 2016, we had outstanding convertible notes payable and another note payable indebtedness of $0.5 million compared to the same as of December 31, 2015. As a consequence of our indebtedness as of March 31, 2016, a portion of our cash flow from operations must be dedicated to interest and principal payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements, see “Part II, Item 1A. Risk Factors − Risks Related to Our Business −  We will require additional capital, which we may not be able to obtain on acceptable terms. Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations. ” below. In addition, at March 31, 2016, we had limited cash resources, with cash of $13 thousand see “Part II, Item 1A. Risk Factors − Risks Related to Our Business −  Our current cash resources might not be sufficient to meet our expected near-term cash needs.”

Our short-term and long-term liquidity needs arise primarily from our working capital and debt service requirements. We anticipate that capital expenditures for the fiscal year ending December 31, 2016 will be approximately $100,000, primarily for increased manufacturing capacity. As of March 31, 2016, we have cash of approximately $13,000.

For the period ended March 31, 2016, we have generated a net loss of $1.01 million, resulting in a shareholders’ deficit of approximately $1.73 million as of March 31, 2016. Additionally, for the period ended March 31, 2016, we have used approximately $0.27 million in net cash to fund its operations. These matters, along with the absence of a revolving credit agreement and recurring losses in prior years, raise substantial doubt as to our ability to continue as a going concern.

Net cash used in operating activities for the three months ended March 31, 2016 was $271,477 resulting primarily from our net loss of $1,014,679 and changes in trade receivables and accounts payable of $40,974 and $7,808, respectively, which amounts were offset by depreciation and amortization of $5,574, amortization of debt issuance costs of $11,167, amortization of beneficial conversion feature of $148,077, issuance of common stock in exchange for services of $89,100, stock-based compensation of $105,839, an increase in inventories and accrued liabilities of$61,356 and $304,739, respectively, prepaid expenses and other assets of $64,751 and deferred revenue of $1,381. This is compared to net cash used in operating activities of $713,353 for the three months ended March 31, 2015 resulting primarily from our net loss of $831,018 plus inventories of $464,823, gain on spin-off of subsidiary of $52,890 and deferred revenue of $3,339, which amounts were offset by depreciation and amortization of $4,379, stock based compensation of $31,000, trade receivables of $78,835, accounts payable of $472,998, accounts payable of $13,248 and accrued liabilities of $38,257.

Net cash flows used in investing activities for the three months ended March 31, 2016 was $6,954. We did not have any cash flows from investing activities in the three months ended Mach 31, 2015.

Net cash flows provided by financing activities in the three months ended March 31, 2016 was $149,914 consisting of $151,200 in deposits for our preferred stock offering which amount was offset by $1,286 in payments of principal on notes payable. Our net cash flows used in financing activities for the three months ended March 31, 2015 was $801 consisting of payments of principal on notes payable.

In order to meet its cash and liquidity needs, we intend to raise additional debt and equity financing and/or renegotiate its various debt obligations. There is no assurance that we will be successful in obtaining additional financing and/or be able to renegotiate the terms of its existing debt obligations on terms which are satisfactory to us, or at all. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty. See “Part II, Item 1A. Risk Factors − Risks Related to Our Business −  This quarterly Report on Form 10-Q includes a liquidity note to our condensed consolidated financial statements for the quarter ended March 31, 2016 which may make capital raising more difficult for us and may require us to scale back” below.

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

We have incurred a net loss of $1,014,679 in the three months ended March 31, 2016 and have incurred cumulative losses of $8,576,430 for the period ended March 31, 2016, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern.

Series A Preferred Stock and Warrant Financing (April 2016)

From April 4, 2016 to April 20, 2016, we conducted closings for 930 units (“Units”) to 14 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $930,000, of which (i) 457 Units were purchased for $457,000 in cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness.  Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $0.15 per share and (ii) one Warrant, exercisable for 3-years, to purchase six thousand six hundred sixty six (6,666) shares of Common Stock at an exercise price of $0.18 per whole share.  We received gross proceeds of $457,000 from the sale of the 457 Units for cash. We used $32,560 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds will used for working capital and general corporate purposes and to fund growth opportunities

Common Stock Offering (December 2014)

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

Convertible Notes

On September 10, 2015, we issued and sold a convertible promissory note bearing interest at 14% per annum in the principal amount of $275,000 to WWOD Holdings, LLC, an accredited investor (“WWOD”). This note has a maturity date of May 10, 2016 and an original issue discount of $33,500. Accordingly, we received gross proceeds of $241,500. After paying the investors expenses, we received net proceeds of $241,500, which proceeds were used for working capital and general corporate purposes. The conversion price for this note is equal to the lesser of (i) the Fixed Conversion Price (currently $0.15) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. This note contains certain covenants and restrictions including, among others, that for so long as this note is outstanding we will not incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. The note is secured by all of our assets.

On April 14, 2016, we entered into an Amendment Agreement with WWOD and MR Group I, LLC (“Investor”). The Amendment Agreement amends that certain securities purchase agreement on September 10, 2015 (the “Existing SPA”), with WWOD pursuant to which we issued and sold to WWOD a convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Initial Note”). The Amendment Agreement amended the Existing SPA to reflect an additional closing under the Existing SPA (as amended by the Amendment Agreement the “Amended SPA”) pursuant to which we issued and sold to Investor a convertible promissory note dated April 18, 2016, bearing interest at 14% per annum in the principal amount of $300,000 (the “Additional Note”, together with the Initial Note, the “Notes”). The Additional Note was issued on April 18, 2016 and has a maturity date of January 18, 2017 and an original issue discount of $100,000; provided, however, that in the event that we consummate the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Additional Note, together with any accrued, and unpaid, interest then outstanding under the Additional Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Additional Note then outstanding shall be deemed cancelled for no additional consideration. Accordingly, we received gross proceeds from the Investor of $200,000. After paying $15,000 of the Investor’s expenses in connection with the Amended SPA (with payment of the remaining expenses deferred), we received net proceeds of $185,000, which is to be used for working capital and general corporate purposes. Concurrent with the SPA, WWOD contributed the Initial Note to Investor. Following issuance of the Additional Note, the aggregate principal amount of Notes issued under the Amended SPA is $575,000, both of which are now held by the Investor. In connection with the issuance of the Additional Note, we entered into an Amended and Restated Security and Pledge Agreement dated April 18, 2016 pursuant to which the Notes are secured by all of our assets. We have agreed to repay the Additional Note in six installments (“Amortization Payments”) at set forth in the Amortization Schedule attached to the Note beginning 30th day after issuance and each 30-days thereafter. However, failure to make any Amortization Payment will not be deemed an event of default under the Additional Note. In addition, the Additional Note can be prepaid at any time until the date immediately preceding the Maturity Date. The Additional Note is convertible into common stock at a conversion price is equal to the lesser of (i) the Fixed Conversion Price (currently $0.40) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. The Additional Note contains certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

On May 13, 2016, we entered into Exchange Agreement (the “Exchange Agreement”) with the Investor pursuant to which we (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,200.65 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208.233 and $21,9992.32, respectively) with a May 10 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,646.58 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,646.58, respectively) with a May 10 2016 maturity date held by Investor. In the event that we consummate the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Second Note, together with any accrued, and unpaid, interest then outstanding or any additional amounts due and payable as a result of an event of default under the Second Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Second Note then outstanding shall be deemed cancelled for no additional consideration.

In connection with the issuance of the Exchange Notes, we entered into a Security and Pledge Agreement dated May 13, 2016 pursuant to which the Exchange Notes are secured by all of our assets. The Exchange Notes can be prepaid at any time until the date immediately preceding their respective Maturity Dates. The Exchange Notes are convertible into common stock at a conversion price equal to the lesser of (i) the Fixed Conversion Price (currently $0.15 for the Note and $0.40 for the Second Note) or (ii) 65% of the lowest trading price of our common stock during the (i) 5-trading days prior to conversion (for conversions on or before May 22, 2016 or (ii) 10-trading days prior to conversion (for conversions after May 22, 2016). The Exchange Note contains certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the Exchange Notes include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. We will be required to repay the Exchange Notes at 133% upon an event of default.

On June 13, 2014, we issued Crystal Falls Investments, LLC a demand promissory note in the amount of approximately $150,000, which note was amended on September 19, 2014 to be a 5% convertible promissory note. The amended note bears interest at 5% per annum and had a maturity date of June 13, 2015. The amended note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This note contains significant cash penalties upon default. The amended note was further amended on July 24, 2015 to extend the maturity date to December 13, 2015. Effective December 13, 2015, this note was further amended to extend the Maturity Date to April 1, 2016; and remove the prepayment provision requiring 150% of the Note upon prepayment. Effective April 1, 2016, the note was further amended to extend the Maturity Date until May 31, 2016 and provide for installment payments of the principal amount beginning April 15, 2016 to the May 31, 2016 maturity date. As of May 10, 2016, the aggregate amount due under this note (including accrued interest) was approximately $129,790.

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

Revenue Recognition

We record revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

We recognize sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission (OLCC), we recognize sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. We exclude sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through our retail location are recognized at the time of sale.

Revenue received from online merchants who sell discounted gift certificates for our merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from Eastside’s distribution facilities to customers are recorded in cost of sales.

Concentrations

We sell to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, we do not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. Based on this analysis, we did not record an allowance for doubtful accounts at March 31, 2016 and 2015.

Financial instruments that potentially subject our to concentrations of credit risk consist principally of accounts receivable. At March 31, 2016 and December 31, 2015, one customer represented 22% and 50% of trade receivables, respectively.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the three months ended March 31, 2016 and 2015.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $31,000 and $97,000 for the three months ended March 31, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

Excise Taxes

We are responsible for compliance with the TTB regulations which includes making timely and accurate excise tax payments. Eastside is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. We calculate our excise tax expense based upon units produced and on its understanding of the applicable excise tax laws.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended March 31, 2016, our management concluded that our financial reporting controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Lack of Audit Committee. To date, we have not established an Audit Committee. It is management’s view that such a committee, including a financial expert, is an utmost important entity level control over the financial reporting process.

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2016, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Item 5 of our Annual Report on Form 10-K for the year ended December 31, 2015.

2.	See our Current Report on Form 8-K dated April 4, 2016 and filed on April 4, 2016.

3.	See our Current Report on Form 8-K dated April 14, 2016 and filed on April 19, 2016.

4.	From April 20, 2016 to May 11, 2016, we issued 2,743,591 shares of our common stock upon conversion of a 14% convertible promissory note. The aggregate principal amount of this note that was converted was $75,500. The issuances were exempt pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended.

5.	See Item 5 below. The issuance of the Exchange Notes was exempt pursuant to Section 3(a)(9) of the Securities Act as well as Section 4(a)(2) of the Securities Act.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 13, 2016, we entered into Exchange Agreement (the “Exchange Agreement”) with MR Group I, LLC, an accredited investor (“Investor”) pursuant to which we (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,200.65 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208.233 and $21,9992.32, respectively) with a May 10 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,646.58 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,646.58, respectively) with a May 10 2016 maturity date held by Investor. In the event that we consummate the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Second Note, together with any accrued, and unpaid, interest then outstanding or any additional amounts due and payable as a result of an event of default under the Second Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Second Note then outstanding shall be deemed cancelled for no additional consideration.

In connection with the issuance of the Exchange Notes, we entered into a Security and Pledge Agreement dated May 13, 2016 pursuant to which the Exchange Notes are secured by all of our assets. The Exchange Notes can be prepaid at any time until the date immediately preceding their respective Maturity Dates. The Exchange Notes are convertible into common stock at a conversion price equal to the lesser of (i) the Fixed Conversion Price (currently $0.15 for the Note and $0.40 for the Second Note) or (ii) 65% of the lowest trading price of our common stock during the (i) 5-trading days prior to conversion (for conversions on or before May 22, 2016 or (ii) 10-trading days prior to conversion (for conversions after May 22, 2016). The Exchange Notes contain certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the Exchange Notes include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. We will be required to repay the Exchange Notes at 133% upon an event of default.

ITEM 6 – EXHIBITS

Exhibit No.	Description

4.1	14% Secured Convertible Note dated May 13, 2016 in the amount of $219,200.65.
4.2	14% Secured Convertible Note dated May 13, 2016 in the amount of $302,646.58.
10.1	Exchange Agreement
10.2	Security Agreement
31.1	Certification of Steven Earles pursuant to Rule 13a-14(a).
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steven Earles
Steven Earles
President, Chief Executive Officer, Director
(Principal Executive Officer)
Date: May 16, 2016

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 16, 2016

