Form 10-Q
period 2016-06-30
Eastside Distilling, Inc.
filed 2016-08-15
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 15, 2016, 95,333,180 shares of our common stock were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2016

ITEM 1 –FINANCIAL INFORMATION

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

June 30, 2016 and December 31, 2015

	June 30, 2016 (unaudited)	December 31, 2015
Assets
Current assets:
Cash	$1,013,596	$141,317
Trade receivables	266,214	142,206
Inventories	778,526	683,824
Prepaid expenses	66,631	163,506
Total current assets	2,124,967	1,130,853
Property and equipment - net	107,910	112,005
Other assets	48,000	49,000
Total Assets	$2,280,877	$1,291,858

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$1,144,651	$1,300,532
Accrued liabilities	576,613	563,814
Deferred revenue	3,194	727
Current portion of notes payable	4,313	4,098
Related party note payable	12,500	12,500
Convertible notes payable - net of debt discounts	105,000	455,958
Total current liabilities	1,846,271	2,337,629
Notes payable - less current portion and debt discount	149,258	17,842
Total liabilities	1,995,529	2,355,471

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized; 972 and 0 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively (liquidation value of $2,430,000 at June 30, 2016)	756,835	-
Common stock, $0.0001 par value; 900,000,000 shares authorized; 93,859,490 and 46,195,000 shares issued and outstanding at June 30, 2016 and December 31, 2015, respectively	9,386	4,620
Additional paid-in capital	9,422,816	6,493,518
Accumulated deficit	(9,903,689)	(7,561,751)
Total stockholders' equity (deficit)	285,348	(1,063,613)
Total Liabilities and Stockholders' Equity (Deficit)	$2,280,877	$1,291,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and six months ended June 30, 2016 and 2015

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Sales	$627,464	$427,591	$1,249,346	$852,501
Less excise taxes	123,153	123,177	281,561	223,017
Net sales	504,311	304,414	967,785	629,484
Cost of sales	268,216	157,651	524,385	350,832
Gross profit	236,095	146,763	443,400	278,652
Selling, general, and administrative expenses	1,313,629	832,039	2,364,555	1,843,883
Loss from operations	(1,077,534)	(685,276)	(1,921,155)	(1,565,231)
Other (expense) income - net	(231,966)	(2,784)	(403,024)	46,153
Loss before income taxes	(1,309,500)	(688,060)	(2,324,179)	(1,519,078)
Provision for income taxes	-	-	-	-
Net loss	$(1,309,500)	$(688,060)	$(2,324,179)	$(1,519,078)

Dividends on convertible preferred stock	(17,759)	-	(17,759)	-

Net loss available to common shareholders	$(1,327,259)	$(688,060)	$(2,341,938)	$(1,519,078)

Basic and diluted net loss per common share	$(0.02)	$(0.02)	$(0.05)	$(0.03)

Basic and diluted weighted average common shares outstanding	57,101,502	45,547,115	51,837,894	45,529,903

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2016 and 2015

(unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Cash Flows From Operating Activities
Net loss	$(2,324,179)	$(1,519,078)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	11,047	9,009
Amortization of debt issuance costs	116,750	-
Amortization of beneficial conversion feature	228,550	-
Issuance of common stock in exchange for services	89,100	65,625
Stock-based compensation	157,408	83,375
Gain on spin-off of subsidiary	-	(52,890)
Changes in operating assets and liabilities:
Trade receivables	(124,008)	70,944
Inventories	(94,702)	(472,950)
Prepaid expenses and other assets	97,875	25,609
Accounts payable	(155,881)	746,875
Accrued liabilities	435,799	122,800
Deferred revenue	2,467	58
Net cash used in operating activities	(1,559,774)	(920,623)
Cash Flows From Investing Activities
Purchases of property and equipment	(7,052)	(13,320)
Net cash used in investing activities	(7,052)	(13,320)
Cash Flows From Financing Activities
Proceeds from preferred stock, net of issuance costs of $35,920, with warrants	463,080	-
Proceeds from common stock with detachable warrants	2,000,000	-
Payments of principal and accrued interest on convertible notes payable	(408,975)	(2,397)
Proceeds from notes payable, warrants issued	200,000	-
Proceeds from convertible notes payable, net of issuance costs	185,000	-
Net cash provided by (used in) financing activities	2,439,105	(2,397)
Net increase (decrease) in cash	872,279	(936,340)
Cash - beginning of period	141,317	1,082,290
Cash - end of period	$1,013,596	$145,950

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$219,976	$1,984
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Dividends paid in common stock	$17,759	$-
Stock issued in lieu of accrued compensation	$423,000	$-
Stock issued to retire notes and accrued interest	$246,330	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

The results for the three and six months ended June 30, 2016 referred to in these condensed consolidated financial statements include the results of Eastside’s wholly-owned subsidiary MWWD (through February 3, 2015).

2.	Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $2,324,179 and have an accumulated deficit of $9,903,689 for the six months ended June 30, 2016, and expect to incur further losses in the development of our business. We have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenses. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

During the six months ended June 30, 2016, the Company completed equity and debt financings totaling approximately $2.9 million in net cash proceeds. Management believes that its successful ability to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The Company's ultimate success depends on its ability to achieve profitable operations and generate positive cash flow from operations. There can be no assurance that the Company will achieve profitable operations or raise additional capital or financing at acceptable terms.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited condensed consolidated results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MWWD (through February 3, 2015). All intercompany balances and transactions have been eliminated in consolidation.

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

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail locations are recognized at the time of sale.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at June 30, 2016 and December 31, 2015.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At June 30, 2016 and December 31, 2015, one distributor, the Oregon Liquor Control Commission (OLCC), represented 48% and 50% of trade receivables, respectively. Sales to one distributor, the OLCC, accounted for approximately 35% and 37% of consolidated revenues for each of the six months ended June 30, 2016 and 2015, respectively.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At June 30, 2016 and December 31, 2015, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

June 30, 2016

Level 3:	Fair value of the asset or liability is determined using unobservable inputs that are significant to the fair value measurement and reflect management's own assumptions regarding the applicable asset or liability.

None of the Company's assets or liabilities were measured at fair value at June 30, 2016 and December 31, 2015. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At June 30, 2016 and December 31, 2015, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the six months ended June 30, 2016 and 2015.

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the "asset and liability method" for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At June 30, 2016 and December 31, 2015, the Company established valuation allowances against its net deferred tax assets.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

Income tax positions that meet the "more-likely-than-not" recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the six months ended June 30, 2016 and 2015.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company's U.S. federal and state income tax returns for years prior to 2012 and 2011, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $77,000 and $211,000 for the six months ended June 30, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Comprehensive Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive income. The Company does not have any reconciling other comprehensive income items for the six months ended June 30, 2016 and 2015.

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

Accounts Receivable Factoring Program

During the period, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell customer receivables in advance of payment for 75% of the amount due. When the customer remits payment, we would then receive the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. During the six months ended June 30, 2016, we factored invoices totaling $138,364 and received total proceeds of $103,773. At June 30, 2016, we had no open factored invoices as we elected to terminate the program. We incurred interest expense associated with the factoring program of $17,299 during the six month period ended June 30, 2016. We did not factor any invoices during the six month period ended June 30, 2015. We may elect to re-establish a receivable factoring program in the future to help improve our liquidity.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

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

June 30, 2016

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the June 30, 2016 presentation with no changes to net loss or total stockholders' equity (deficit) previously reported.

4.	Inventories

Inventories consist of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Raw materials	$583,355	$415,953
Finished goods	185,171	248,713
Other	10,000	19,158
Total	$778,526	$683,824

5.	Property and Equipment

Property and equipment consists of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Furniture and fixtures	$67,890	$64,288
Leasehold improvements	8,607	8,607
Vehicles	38,831	38,831
Construction In-Progress	34,603	31,253
Total cost	149,930	142,979
Less accumulated depreciation and amortization	(42,020)	(30,974)
Property and equipment - net	$107,910	$112,005

Depreciation and amortization expense totaled $11,047 and $9,009 for the six month periods ended June 30, 2016 and 2015, respectively.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

6.	Notes Payable

Notes payable consists of the following at June 30, 2016 and December 31, 2015:

	2016	2015
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	$19,343	$21,940
Notes payable bearing interest at 8%. The notes are due June 30, 2018 and pays interest only on a monthly basis	200,000	-
Total notes payable	219,343	21,940
Less current portion	(4,313)	(4,098)
Less debt discount for detachable warrant	(65,772)	-
Long-term portion of notes payable	$149,258	$17,842

7.	Convertible Notes Payable

At June 30, 2016 and December 31, 2015, convertible notes payable consisted of three separate notes:

	2016		2015
Convertible note bearing interest at 5% per annum. The original maturity date of June 13, 2015 was extended to April 1, 2016 during the period ended December 31, 2015 and was further extended to July 1, 2016. The note may be converted into shares of the Company's common stock at a fixed conversion price of $0.40 per share. This note was paid in full on July 1, 2016.	$105,000		$150,000

Secured Convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Note”), payable in six installments (“Amortization Payments”) as set forth in an Amortization Schedule beginning the 30th day after issuance and each 30-days thereafter. The Note is convertible at a price per share equal to the lesser of (i) the Fixed Conversion Price (currently $0.15) or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion. The note was issued with an original issue discount, which is amortized over the life of the loan. The Note is secured by all of the Company’s assets pursuant to the terms and conditions of an Amended and Restated Pledge and Security Agreement.(1)	-		272,708

Convertible note bearing interest at 0% per annum. The note was converted into Company's preferred equity financing on April 4, 2016.	-		50,000
Totals	105,000		472,708

Less: discount on convertible debt	-		16,750

Current convertible notes payable – net of debt discounts	105,000	(2)	455,958

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

(1)	On April 14, 2016, this note (the “Initial Note”) was transferred to MR Group I, LLC (“Investor”). In addition, on April 14, 2016, the Company issued and sold to Investor a convertible promissory note dated April 18, 2016, bearing interest at 14% per annum in the principal amount of $300,000 (the “Additional Note”, together with the Initial Note, the “Notes”). The Additional Note had a maturity date of January 18, 2017 and an original issue discount of $100,000. On May 13, 2016, the Company entered into Exchange Agreement (the “Exchange Agreement”) with the Investor pursuant to which the Company (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,200 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208 and $21,992, respectively) with a May 10, 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,647 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,647, respectively) with a May 10, 2016 maturity date held by Investor. During the June period, $196,330 of the note was converted into common shares. On June 6, 2016, the Company paid the remaining outstanding amount under this Note ($100,000) in full, and on June 28, 2016, the Company paid the outstanding amount under the Second Note ($306,378) in full.

(2)	On July 1, 2016, the Company paid the outstanding amount under this Note, including interest, ($120,552) in full.

Amortization of the debt discount and beneficial conversion feature totaled $80,473 and $345,300 for the three and six months ended June 30, 2016 respectively and $0 for the three and six months ended June 30, 2015 respectively and was recorded as other expense in the consolidated statement of operations.

Maturities on notes payable and convertible notes payable as of June 30, 2016, are as follows:

Year ending December 31:

2016	$109,313
2017	5,737
2018	206,213
2019	3,080
2020	-
Thereafter	-
$324,343

8	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the six months ended June 30, 2016 and 2015 were as follows:

	2016	2015
Expected federal income tax benefit	$(798,000)	$(516,500)
State income taxes after credits	(155,000)	(100,260)
Change in valuation allowance	953,000	616,760
Total provision for income taxes	$-	$-

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

The components of the net deferred tax assets and liabilities at June 30, 2016 and December 31, 2015 consisted of the following:

	2016	2015
Deferred tax assets
Net operating loss carryforwards	$2,483,679	1,582,317
Stock-based compensation	124,958	61,050
Total deferred tax assets	2,608,636	1,643,367

Deferred tax liabilities
Depreciation and amortization	(74,157)	(61,888)
Total deferred tax liabilities	(74,157)	(61,888)
Valuation allowance	(2,534,479)	(1,581,479)
Net deferred tax assets	$-	-

At June 30, 2016, the Company has a cumulative net operating loss carryforward (NOL) of approximately $6.2 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029.

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

At June 30, 2016, future minimum lease payments required under the operating leases are approximately as follows:

2016	$158,000
2017	297,000
2018	272,000
2019	278,000
2020	240,000
Total	$1,245,000

Total rent expense was approximately $242,117 and $192,000 for the six months ended June 30, 2016 and 2015, respectively.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

Legal Matters

The Company is involved in certain legal matters arising from the ordinary course of business. Management does not believe that the outcome of these matters will have a significant effect on the Company's consolidated financial position or results of operations.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. There were no dilutive common shares at June 30, 2016 and 2015. The numerators and denominators used in computing basic and diluted net loss per common share in 2016 and 2015 are as follows:

	Three months ended June 30,
	2016	2015
Net loss (numerator)	$(1,327,259)	$(688,060)
Weighted average shares (denominator)	57,101,502	45,547,115
Basic and diluted net loss per common share	$(0.02)	$(0.02)

	Six months ended June 30,
	2016	2015
Net loss (numerator)	$(2,341,938)	$(1,519,078)
Weighted average shares (denominator)	51,837,894	45,529,903
Basic and diluted net loss per common share	$(0.05)	$(0.03)

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

11.	Stockholder’s Equity

	Convertible Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit) Equity
Balance, December 31, 2015	-	$-	46,195,000	$4,620	$6,493,518	$(7,561,751)	$(1,063,613)
Issuance of common stock with detachable warrants	-	-	40,000,000	4,000	1,996,000	-	2,000,000
Issuance of common stock for services rendered	-	-	330,000	33	89,068	-	89,101
Issuance of Series A convertible Preferred stock, net of issuance cost of $35,920 with detachable warrants	972	756,835	-	-	179,145	-	935,980
Stock-based compensation	-	-	201,000	20	157,388	-	157,408
Issuance of common stock for note payable	-	-	6,877,452	688	195,642	-	196,330
Issuance of detachable warrants on notes payable	-	-	-	-	65,772	-	65,772
Issuance of common stock for Series A preferred dividend	-	-	256,038	26	17,733	(17,759)
Beneficial conversion feature of convertible debt	-	-	-	-	228,550	-	228,550
Net loss	-	-	-	-	-	(2,324,179)	(2,324,179)
Balance, June 30, 2016	972	$756,835	93,859,490	$9,386	$9,422,816	$(9,903,689)	$285,348

Issuance of Common Stock

In January 2016, the Company issued 330,000 shares of common stock to two third-party consultants in exchange for services rendered.

In January 2016, the Company issued 201,000 shares of common stock to employees for stock-based compensation of $54,270. Additionally, the Company had $103,138 of stock based compensation expense related to stock options granted to employees and vested during the period.

From April 20, 2016 to June 3, 2016, the Company issued 6,877,452 shares of its common stock upon conversion of a 14% convertible promissory note. The aggregate principal amount of this note that was converted was $196,330.

From June 4, 2016 to June 22, 2016, the Company issued 40,000,000 shares of its common stock for $2,000,000.

On July 7, 2016, the Company issued 256,038 shares of its common stock in consideration of $17,759 in accrued and unpaid dividends due at June 30, 2016 for its outstanding Series A Preferred.

All shares were fully vested upon issuance.

Issuance of Convertible Preferred Stock

From April 4, 2016 to June 17, 2016, the Company sold 972 shares of its series A convertible preferred stock (“Series A Preferred”) for an aggregate purchase price of $972,000, of which (i) 499 Units were purchased for $499,000 in cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness net of issuance costs of $35,920.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

Each share of Series A Convertible Preferred has a stated value of $1,000, which is convertible into shares of the Company’s common stock (the “Common Stock”) at a fixed conversion price equal to $0.075 per share. The Series A Convertible Preferred accrue dividends at a rate of 8% per annum, cumulative. Dividends are payable quarterly in arrears at the Company’s option either in cash or “in kind” in shares of Common Stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $500,000, to the extent permitted under applicable law out of funds legally available therefor. For ‘in-kind” dividends, holders will receive that number of shares of Common Stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) 90% of the average of the per share market values during the twenty (20) trading days immediately preceding a dividend date.

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

		Shares			Number of shares
	Shares	Issued and	Net	Conversion	of common stock	Liquidation	Liquidation
	Authorized	Outstanding	Proceeds	Price/Share	Equivalents	Preference	Value/Share
Series A	3,000	972	$935,980	$0.075	12,960,000	$2,430,000	$2,500

Beneficial conversion feature

The Company evaluated the convertible note and determined that a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature, since the conversion price on the note as of March 10, 2016 was now set at a discount to the fair market value of the underlying stock. As a result, a discount of $228,550 was attributed to the beneficial conversion feature of the note, which amount was then amortized fully during the six months ended June 30, 2016.

Stock-Based Compensation

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 3,000,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. At June 30, 2016, there were 1,075,000 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not registered under a formal option plan. At June 30, 2016, there were 1,000,000 options outstanding that were not issued under the Plan.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

A summary of all stock option activity at and for the six months ended June 30, 2016 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2015	2,200,000	(1)	$0.64
Options granted	-		-
Options exercised	-		-
Options canceled	(125,000)		1.75
Outstanding at June 30, 2016	2,075,000		$0.58

Exercisable at June 30, 2016	1,109,375		$0.54

(1) 1,200,000 options granted under 2015 Stock Incentive Plan (of which 125,000 options were cancelled in the six months ended June 30, 2016); 1,000,000 non-plan options were granted.

The aggregate intrinsic value of options outstanding at June 30, 2016 was $0.

At June 30, 2016, there were 965,625 unvested options with an aggregate grant date fair value of $308,113. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is generally over a period of 6 to 24 months. The aggregate intrinsic value of unvested options at June 30, 2016 was $0. During the six months ended June 30, 2016, 106,250 options became vested.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2015 was $0.71. No options were granted during the six months ended June 30, 2016.

For the six months ended June 30, 2016 and 2015, total stock option expense related to stock options was $157,408 and $83,375 respectively. At June 30, 2016, the total compensation cost related to stock options not yet recognized is approximately $149,531, which is expected to be recognized over a weighted-average period of approximately 1.50 years.

Warrants

During the quarter ended June 30, 2016, the Company issued detachable warrants in connection to common stock, Series A preferred stock, and convertible notes payable to purchase 55,138,304 shares of common stock. The Company has determined the Warrants are classified as equity on the condensed consolidated balance sheet as of June 30, 2016. No warrants were exercised during the quarter ended June 30, 2016. The estimated fair value of the warrants at issuance was $1,914,916, based on the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	93.00%
Expected term (in years)	3
Expected dividend yield	-%
Fair value of common stock	$5,513,830

A summary of activity in options and warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2015	—	—	$—	$—

Three months ended June 30, 2016:
Granted	55,138,304	3 years	$0.10	$0
Exercised	-
Forfeited and cancelled	-	-	-	-

Outstanding at June 30, 2016	55,138,304	3 years	$0.10	$0

12.	Related Party Transactions

During the six months and year ended June 30, 2016 and 2015, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At June 30, 2016 and December 31, 2015, the balance due to the chief executive officer was approximately $8,000 and $27,075, respectively, and is included in accounts payable on the accompanying condensed consolidated balance sheets. The Company also has a note payable due its chief executive officer in the amount of $12,500 at June 30, 2016.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

June 30, 2016

During the six months ended June 30, 2016, the following officers purchased an aggregate of 423 Units, with each Units consisting of 1 share of our Series A Preferred and a 3-year warrant to purchase 13,332 shares of the Company’s common stock at an exercise price of $0.10 per share: (i) the Company’s president and chief executive officer, purchased 185 Units in consideration of $185,000 in accrued and unpaid salary; (ii) the Company’s chief financial officer purchased 97 Units in consideration of $97,000 in accrued and unpaid salary; (iii) the Company’s chief marketing officer and secretary purchased 58 Units in consideration of $58,000 in accrued and unpaid salary and (iv) the Company’s chief branding officer and wife of the Company’s chief executive officer purchased 83 Units in consideration of $83,000 in accrued and unpaid salary.

13.	Subsequent Events

On July 1, 2016, the Company repaid all amounts due ($120,552) due under an outstanding 5% convertible note including accrued interest.

From July 1, 2016 to July 6, 2016, the Company issued $150,000 of principal amount of 8% promissory notes and warrants to purchase shares of our common stock to accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $150,000. The notes have a June 30, 2018 maturity date and bear interest at the eight percent (8%) per annum. The notes were issued with warrants to purchase up to 1,500,000 shares of our common stock at an exercise price of $0.10 per share.

Since July 1, 2016, the Company issued 1,093,690 shares of its common stock, net, to consultants in consideration of services rendered.

On July 7, 2016, the Company issued 380,000 shares of its common stock to consultants under its 2015 Stock Incentive Plan in consideration of services rendered.

On July 7, 2016, the Company issued 256,038 shares of our common stock in consideration of $17,759 in accrued and unpaid dividends due at June 30, 2016 for its outstanding Series A Preferred stock.

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

On December 1, 2014, we changed our corporate name to “Eastside Distilling, Inc.” from Eurocan Holdings Ltd, to reflect our then recent acquisition of Eastside Distilling, LLC, which resulted in us primarily conducting Eastside’s business thereafter (See “The Acquisition of Eastside Distilling, LLC” below).   Until February 3, 2015, we continued to operate our online marketing and media solutions’ business through MWW (See “Spin-Off of MWW” below).

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

Spin-Off of MWW

Following consummation of the Acquisition, our new management conducted an evaluation of the MWW business and an analysis of the business going forward. Management determined that due to MWW’s operating and net losses in each of the last two fiscal years preceding the Acquisition, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter preceding the Acquisition, and its accumulated deficit, it was not in the best interest of the Company and its stockholders to continue the operation of MWW going forward. Accordingly, on February 3, 2015, we transferred all shares of MWW held by us along with all assets and liabilities related to MWW to Michael Williams in consideration of MWW’s and Mr. Williams’ full release of all claims and liabilities related to MWW and the MWW business. Mr. Williams is the sole officer, director and employee of MWW. The spinoff of MWW resulted in the impairment of goodwill related to the Acquisition of approximately $3.2 million in December 2014. Additionally, as a result of the Spin-Off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams, which is reflected in our financial statements for the year ended December 31, 2015.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

Results of Operations

Overview

Net sales in the three months ended June 30, 2016 increased 66% over the comparable 2015 period with strong growth in the Oregon market as well as further expansion into additional states. During the three months ended June 30, 2015, the Oregon market represented more than 85% of our revenue with limited sales in a few additional states. While the Oregon market continues to experience strong year-over-year growth, Oregon, as a percentage of total sales, was lower in the three months ended June 30, 2016 as new markets continue to become a larger component to overall sales. In the three months ended June 30, 2016, the Oregon-based sales mix represented approximately 58%, with the new markets making increasing contributions with our products now sold in 20 states. Our national expansion results continue to be supported by our major distributors, something we anticipate to continue.

We have also invested heavily in our infrastructure (facilities, people, and marketing programs) in order to support our planned expansion and believe we are well positioned to experience further improved performance throughout the balance of 2016.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to the Three Months Ended June 30, 2015

Net Sales

Net sales consist of revenues from the sale of products we supply or distribute less excise taxes. The following table sets forth and compares our net sales in (in thousands of dollars) for the three months ended June 30, 2016 and 2015:

Three Months Ended June 30,
Amounts		% Change
2016	2015	2016 vs. 2015
$504	$304	66%

Our net sales increased by approximately $200,000 in the three months ended June 30, 2016, or approximately 66%, as compared to the three months ended June 30, 2015. This increase was primarily the result of increased sales in Oregon as well as sales growth in new states.

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

The following table compares our gross profit (in thousands of dollars) and gross margin in the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
Gross profit	$236	$147
Gross margin	47%	48%

Our gross margin of 47% of net sales in the three months ended June 30, 2016 was consistent with our gross margin of 48% for the three months ended June 30, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses for the three months ended June 30, 2016 and June 30, 2015, respectively (in thousands of dollars):

	Three Months Ended June 30,
	2016	2015
Selling, general and administrative expenses	$1,314	$832
As a percentage of net sales	261%	273%

Our SG&A expenses increased by approximately $482,000 in the three months ended June 30, 2016, which increase was primarily attributable to an increase in professional fees. During the three months ended June 30, 2016, approximately $52,000 of these expenses were attributable to non-cash expenses associated with stock-based compensation.

Other Expense

The following table compares our other expense (in thousands of dollars) for the three months ended June 30, 2016 and 2015.

	Three Months Ended June 30,
	2016	2015
Other expense, net	$(232)	$(3)
As a percentage of net sales	46%	1%

Other expense in the three months ended June 30, 2016 is primarily related to the expense associated with the amortization of a beneficial conversion feature on the convertible note payable, amortization of debt issuance costs and interest expense associated with notes outstanding.

Six Months Ended June 30, 2016 Compared to the Six Months Ended June 30, 2015

Net Sales

Net sales consist of revenues from the sale of products we supply or distribute less excise taxes. The following table sets forth and compares our net sales in (in thousands of dollars) for the six months ended June 30, 2016 and 2015:

Six Months Ended June 30,
Amounts		% Change
2016	2015	2016 vs. 2015
$968	$630	54%

Our net sale increased by approximately $338,000 in the six months ended June 30, 2016, or approximately 54%, from the comparable 2015 period. The increase in net sales for the six months ended June 30, 2016, was primarily the result of increased sales in Oregon as well as sales growth in new states.

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

The following table compares our gross profit (in thousands of dollars) and gross margin in the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Gross profit	$443	$279
Gross margin	46%	44%

Our gross margin of 46% of net sales in the six months ended June 30, 2016 improved from our gross margin of 44% for the six months ended June 30, 2015 primarily due to improved coverage of our fixed facility costs as a result of the higher sales volumes.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non- cash stock-based compensation) to general and administrative personnel, depreciation expense, professional fees and other SG&A expenses for the six months ended June 30, 2016 and June 30, 2015, respectively (in thousands of dollars):

	Six Months Ended June 30,
	2016	2015
Selling, general and administrative expenses	$2,365	$1,844
As a percentage of net sales	244%	293%

Our SG&A expenses increased by approximately $521,000 for the six months ended June 30, 2016 from the comparable 2015 period. This increase was primarily attributable to an increase in professional fees. During the six months ended June 30, 2016, approximately $157,000 of these expenses were attributed to non-cash expenses associated with stock-based compensation.

Other Expense

The following table compares our other expense (in thousands of dollars) for the six months ended June 30, 2016 and 2015.

	Six Months Ended June 30,
	2016	2015
Other (expense), income, net	$(403)	$46
As a percentage of net sales	-42%	7%

Other expense in the six months ended June 30, 2016 is primarily related to the expense associated with the amortization of a beneficial conversion feature on the convertible notes payable, amortization of debt issuance costs, and interest expense incurred on the notes. In the prior year, we recorded lower interest expense which was offset by a one-time gain related to the spin-off of MWW.

Liquidity and Capital Resources

Our primary capital requirements are for the financing of inventories and, sales and marketing efforts. Funds for such purposes have historically been generated from our operations, extended payment terms from suppliers for inventory purchases, notes payable and equity raisings.

We have a history of losses over the past two years, including the six month period ended June 30, 2016 and for which we have generated negative operating cash flows. During the six months ended June  30, 2016 and 2015, we had net losses of $2.3 million and $1.5 million, respectively and net cash used in operating activities for the corresponding three months was approximately $(1.6) million and $(0.9) million, respectively. As a result, since fiscal 2014, it has been necessary to rely on raising new equity or extended payment terms from vendors for our capital and working capital needs.

At June 30, 2016, we had an outstanding convertible note payable of approximately $0.1 million compared to approximately $0.46 million as of December 31, 2015. In addition, we had long-term notes outstanding of $0.15 million (net of the debt discount) at period end. Subsequent to the quarter end, we repaid the short-term note in full. As a consequence of our indebtedness as of June 30, 2016, a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements.

Our short-term and long-term liquidity needs arise primarily from our working capital and debt service requirements. We anticipate that capital expenditures for the fiscal year ending December 31, 2016 will be approximately $100,000, primarily for increased manufacturing capacity. As of June 30, 2016, we had cash of approximately $1,014,000.

For the three months ended June 30, 2016, we generated a net loss of $1.3 million. Additionally, for the period ended June 30, 2016, we used approximately $1.6 million in net cash to fund its operating activities.

Net cash used in operating activities for the six months ended June 30, 2016 was approximately $1.6 million resulting primarily from our net loss of $2,324,179 and changes in trade receivables, inventories, and accounts payable of $124,008, $94,702, and $155,881, respectively, which amounts were offset by depreciation and amortization of $11,047, amortization of debt issuance costs of $116,750, amortization of beneficial conversion feature of $228,550, issuance of common stock in exchange for services of $89,100, stock-based compensation of $157,408, prepaid expenses and other assets of $97,875, accrued liabilities of 435,799, and deferred revenue of $2,467. This is compared to net cash used in operating activities of $920,623 for the six months ended June 30, 2015 resulting primarily from our net loss of $1,519,078 plus inventories of $472,950 and gain on spin-off of subsidiary of $52,890, which amounts were offset by depreciation and amortization of $9,009, issuance of common stock in exchange for services of $65,625, stock-based compensation of $83,375, trade receivables of $70,944, accounts payable of $746,875, prepaid expenses and other assets of $25,609, and accrued liabilities of $122,800. During the period ended June 30, 2016, operating cash flow was significantly impacted by certain expenses, which management does not anticipate to continue to recur, such as additional interest and legal costs totaling approximately $275,000, associated with the repayment of the prior notes outstanding.

Net cash flows used in investing activities for the six months ended June 30, 2016 was $7,052 compared to $13,320 during the six month period ended June 30, 2015.

Net cash flows provided by financing activities in the six months ended June 30, 2016 was $2,439,105 consisting of $463,080 from net cash proceeds from our series A preferred stock and warrant offering, $2,000,000 in proceeds from our common stock and warrant offering, $200,000 from our long-term note and warrant financing, and $185,000 from convertible note financing, which amount was offset by $408,975 in payments of principal on prior convertible notes payable. Our net cash flows used in financing activities for the six months ended June 30, 2015 was $2,397 consisting of payments of principal on notes payable.

In order to meet its cash and liquidity needs, we intend to raise additional debt and equity financing. There is no assurance that we will be successful in obtaining additional financing and/or be able to renegotiate the terms of its existing debt obligations on terms which are satisfactory to us, or at all. The accompanying financial statements do not include any adjustments that might be necessary if we are unable to continue as a going concern. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Our ability to improve our liquidity in future periods and continue as a going concern will depend on generating positive operating cash flow, primarily through increased distribution into other states, improved gross profit and controlling our expenses, which in turn, may be impacted by prevailing economic conditions and other financial and business factors, some of which are beyond our control.

We have incurred a net loss of $2,324,179 in the six months ended June 30, 2016 and have incurred cumulative losses of $9,903,689 through June 30, 2016, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern.

Note and Warrant Financing

From June 30, 2016 to July 7, 2016, we issued $350,000 of principal amount of 8% promissory notes and warrants to purchase shares of our common stock to accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $350,000. The notes have a June 30, 2018 maturity date and bear interest at the eight percent (8%) per annum. The notes were issued with warrants to purchase up to 3,500,000 shares of our common stock at an exercise price of $0.10 per share. The number of warrant shares underlying each warrant are equal to the principal amount of the promissory note subscribed for by a Subscriber multiplied by ten (10). The warrants will be exercisable for three (3) years after the closing date. The proceeds are being used for working capital and general corporate purposes.

Common Stock and Warrant Unit Financing

From June 4, 2016 to June 22, 2016, we conducted closings for the sale of 40,000,000 units (“Common Units”) to accredited investors at a price of $0.05 per Common Unit for an aggregate cash purchase price of $2,000,000. Each Common Unit consists of (i) 1 share of our Common Stock and (ii) one Warrant (the “Warrants”), exercisable for 3-years, to purchase one (1) share of Common Stock at an exercise price of $0.10 per whole share (the “Warrant Shares”).

We used approximately $100,000 of the proceeds received to prepay in full that certain 14% Secured Convertible Promissory Note dated May 13, 2016 in the original principal amount of $219,200. The prepayment amount for this note referred to in our Current Report in Form 8-K dated June 1, 2016 was reduced due to the note holder’s conversion of principal under this note into shares of our common stock following receipt of the prepayment notice, as permitted under the terms of such note. We used approximately $308,975 to prepay in full that certain 14% Secured Convertible Promissory Note dated May 13, 2016 in the original principal amount of $302,646 and approximately $130,594 to repay in full the remaining amounts due under that certain 5% Convertible Promissory Note in the original principal amount of $150,000, which was paid subsequent to the June quarter period end. The remaining proceeds are being used for inventory purchases and for working capital and general corporate purposes.

Series A Convertible Preferred Stock and Warrant Financing

From April 4, 2016 to June 17, 2016, we conducted closings for 972 units (“Units”) to 15 accredited investors and 1 unaccredited investor at a price of $1,000 per Unit for an aggregate purchase price of $972,000, of which (i) 499 Units were purchased for $499,000 in cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness.  Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $0.075 per share and (ii) one Warrant, exercisable for 3-years, to purchase thirteen thousand three hundred thirty two (13,332) shares of Common Stock at an exercise price of $0.10 per whole share.  We received gross proceeds of $499,000 from the sale of the 499 Units for cash. We used $35,920 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds are being used for working capital and general corporate purposes and to fund growth opportunities.

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

On May 13, 2016, we entered into Exchange Agreement (the “Exchange Agreement”) with the Investor pursuant to which we (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,201 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208 and $21,9992, respectively) with a May 10, 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,646 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,647, respectively) with a May 10, 2016 maturity date held by Investor. In the event that we consummate the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Second Note, together with any accrued, and unpaid, interest then outstanding or any additional amounts due and payable as a result of an event of default under the Second Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Second Note then outstanding shall be deemed cancelled for no additional consideration.

In connection with the issuance of the Exchange Notes, we entered into a Security and Pledge Agreement dated May 13, 2016 pursuant to which the Exchange Notes are secured by all of our assets. The Exchange Notes can be prepaid at any time until the date immediately preceding their respective Maturity Dates. The Exchange Notes are convertible into common stock at a conversion price equal to the lesser of (i) the Fixed Conversion Price (currently $0.15 for the Note and $0.40 for the Second Note) or (ii) 65% of the lowest trading price of our common stock during the (i) 5-trading days prior to conversion (for conversions on or before May 22, 2016 or (ii) 10-trading days prior to conversion (for conversions after May 22, 2016). The Exchange Note contains certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the Exchange Notes include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. We will be required to repay the Exchange Notes at 133% upon an event of default. We prepaid each of the Exchange Notes in June 2016.

On June 13, 2014, we issued Crystal Falls Investments, LLC a demand promissory note in the amount of approximately $150,000, which note was amended on September 19, 2014 to be a 5% convertible promissory note. The amended note bears interest at 5% per annum and had a maturity date of June 13, 2015. The amended note may be converted into shares of our common stock at a fixed conversion price of $0.40 per share. This amended note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. The amended note was further amended on July 24, 2015 to extend the maturity date to December 13, 2015. Effective December 13, 2015, this note was further amended to: (i) provide for partial repayment of the Note ($110,000) following a Qualified Financing; (ii) extend the Maturity Date under the Note until the earlier of (A) 45-days after the initial closing of a Qualified Financing or (B) April 1, 2016; and (iii) remove the prepayment provision requiring 150% of the Note upon prepayment. “Qualified Financing” means either (i) a sale of our equity securities pursuant to which we received aggregate gross cash proceeds of at least two-hundred fifty thousand dollars ($250,000) or (ii) a credit facility of up to three-million five hundred thousand dollars ($3,500,000) pursuant to which we received aggregate gross cash proceeds of at least four-hundred thousand dollars ($400,000) upon the initial closing of such facility. Effective April 1, 2016, the note was further amended to extend the Maturity Date until May 31, 2016 and provide for installment payments of the principal amount beginning March 31, 2016 to the May 31, 2016 maturity date. On May 31, 2016, we received a waiver from the holder of that certain 5% Convertible Note in the original principal amount of $150,000 with a then stated maturity date of May 31, 2016. The holder of such note agreed to waive any default resulting from non-payment so long as full payment is received by holder on or before June 30, 2016 (the “Waiver Termination Date”). On June 17, 2016, we entered into an Amendment No. 1 to Waiver pursuant to which the Waiver Termination Date was extended to July 1, 2016. This note was repaid in full on July 1, 2016.

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

Concentrations

We sell to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, we do not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. Based on this analysis, we did not record an allowance for doubtful accounts at June 30, 2016 and 2015.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. At June 30, 2016 and December 31, 2015, one customer represented 48% and 50% of trade receivables, respectively.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the six months ended June 30, 2016 and 2015.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $77,000 and $211,000 for the six months ended June 30, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer (who are one and the same person), of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of June 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended June 30, 2016, our management concluded that our financial reporting controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2016, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See Part II, Item 2 of our Quarterly Report on Form 10-Q for the year ended March 31, 2016.

2.	Effective May 23, 2016, we issued 915,751 shares of our common stock upon conversion of $25,000 in principal under a convertible promissory note. The issuance was exempt pursuant to Section 3(a)(9) and Section 4(a)(2) of the Securities Act of 1933, as amended.

3.	See our Current Report on Form 8-K/A dated May 31, 2016 and filed on June 23, 2016.

4.	See our Current Report on Form 8-K dated June 30, 2016 and filed on July 7, 2016.

5.	Since July 1, 2016, we have issued 1,093,690 shares of our common stock, net, to consultants in consideration of services rendered. We did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

6.	On July 7, 2016, we issued 256,038 shares of our common stock in consideration of $17,759.56 in accrued and unpaid dividends due at June 30, 2016 for our outstanding Series A Preferred Stock. We did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

7.	On July 19, 2016, we issued 5-year warrants to purchase 179,600 shares of our common stock to certain placement agents in consideration of services rendered in connection with our prior private placement offering of series A preferred stock and warrants. We did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 - EXHIBITS

Exhibit No.	Description

31.1	Certification of Steven Earles pursuant to Rule 13a-14(a).
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steven Earles
Steven Earles
President, Chief Executive Officer, Director
(Principal Executive Officer)
Date: August 15, 2016

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 15, 2016