Form 10-Q
period 2016-09-30
Eastside Distilling, Inc.
filed 2016-11-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of November 14, 2016, 4,766,659 shares of our common stock were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2016

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Balance Sheets

September 30, 2016 and December 31, 2015

	September 30, 2016 (unaudited)	December 31, 2015
Assets
Current assets:
Cash	$400,178	$141,317
Trade receivables	383,004	142,206
Inventories	881,652	683,824
Prepaid expenses	70,379	163,506
Total current assets	1,735,213	1,130,853
Property and equipment - net	102,378	112,005
Other assets	48,000	49,000
Total Assets	$1,885,591	$1,291,858

Liabilities and Stockholders' Deficit
Current liabilities:
Accounts payable	$805,161	$1,300,532
Accrued liabilities	818,164	563,814
Deferred revenue	3,194	727
Current portion of notes payable	4,424	4,098
Related party note payable	12,500	12,500
Convertible notes payable - net of debt discounts	-	455,958
Total current liabilities	1,643,443	2,337,629
Notes payable - less current portion and debt discount	929,537	17,842
Total liabilities	2,572,980	2,355,471

Commitments and contingencies (Note 9)

Stockholders' deficit:
Series A convertible preferred stock, $0.0001 par value; 100,000,000 shares authorized; 972 and 0 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively (liquidation value of $2,430,000 at September 30, 2016)	756,835	-
Common stock, $0.0001 par value; 45,000,000 shares authorized; 4,766,659 and 2,309,750 shares issued and outstanding at September 30, 2016 and December 31, 2015, respectively	9,535	4,620
Additional paid-in capital	9,905,980	6,493,518
Accumulated deficit	(11,359,739)	(7,561,751)
Total stockholders' deficit	(687,389)	(1,063,613)
Total Liabilities and Stockholders' Deficit	$1,885,591	$1,291,858

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Operations

For the three and nine months ended September 30, 2016 and 2015

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2016	September 30, 2015	September 30, 2016	September 30, 2015
Sales	$796,222	$492,380	$2,045,568	$1,344,881
Less excise taxes	188,375	140,299	469,936	363,316
Net sales	607,847	352,081	1,575,632	981,565
Cost of sales	370,854	167,524	895,239	518,356
Gross profit	236,993	184,557	680,393	463,209
Selling, general, and administrative expenses	1,583,553	1,587,260	3,948,010	3,431,143
Loss from operations	(1,346,560)	(1,402,703)	(3,267,617)	(2,967,934)
Other (expense) income - net	(89,889)	(9,909)	(493,012)	36,244
Loss before income taxes	(1,436,449)	(1,412,612)	(3,760,629)	(2,931,690)
Provision for income taxes	-	-	-	-
Net loss	(1,436,449)	(1,412,612)	(3,760,629)	(2,931,690)

Dividends on convertible preferred stock	(19,600)	-	(37,359)	-

Net loss available to common shareholders	$(1,456,049)	$(1,412,612)	$(3,797,988)	$(2,931,690)

Basic and diluted net loss per common share	$(0.31)	$(0.62)	$(1.14)	$(1.28)

Basic and diluted weighted average common shares outstanding	4,761,854	2,291,489	3,320,494	2,281,548

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2016 and 2015

(unaudited)

	Nine Months Ended
	September 30, 2016	September 30, 2015
Cash Flows From Operating Activities
Net loss	$(3,760,629)	$(2,931,690)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	16,579	13,927
Amortization of debt issuance costs	116,750	-
Amortization of beneficial conversion feature	228,549	-
Issuance of common stock in exchange for services	218,970	715,871
Stock-based compensation	208,977	124,250
Gain on spin-off of subsidiary	-	(52,890)
Changes in operating assets and liabilities:
Trade receivables	(240,798)	74,103
Inventories	(197,828)	(436,565)
Prepaid expenses and other assets	94,127	89,704
Accounts payable	(476,158)	821,457
Accrued liabilities	657,650	338,770
Deferred revenue	2,467	1,139
Net cash used in operating activities	(3,131,344)	(1,241,924)
Cash Flows From Investing Activities
Purchases of property and equipment	(6,952)	(42,856)
Net cash used in investing activities	(6,952)	(42,856)
Cash Flows From Financing Activities
Proceeds from preferred stock, net of issuance costs of $35,920, with warrants	463,080	-
Proceeds from common stock with detachable warrants	2,000,000	-
Payments on convertible notes payable	(500,923)	(3,632)
Proceeds from notes payable with warrants issued	1,250,000	-
Proceeds from convertible notes payable, net of issuance costs	185,000	291,500
Net cash provided by (used in) financing activities	3,397,157	287,868
Net increase (decrease) in cash	258,861	(996,912)
Cash - beginning of period	141,317	1,082,290
Cash - end of period	$400,178	$85,378

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$294,240	$4,593
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued for payment of trade debt	$19,213	$-
Series A preferred issued in exchange of compensation	$423,000	$-
Series A preferred issued in exchange of debt	$50,000	$-
Common stock issued in exchange of notes payable	$196,330	$-
Common stock issued in exchange for dividend	$17,759	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

1.	Description of Business and Liquidity

Eastside Distilling, Inc. (the “Company” or “Eastside”) was formed in 2008 and is a manufacturer, developer, producer, and marketer of hand-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum, and vodka. The Company currently distributes its products in 22 states (California, New York, Florida, Texas, Illinois, Connecticut, Georgia, Idaho, Indiana, Maine, Maryland, Massachusetts, Minnesota, New Hampshire, Nevada, New Jersey, Oregon, Pennsylvania, Rhode Island, Vermont, Virginia, and Washington) and is authorized to distribute its products in the province of Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB). The Company is headquartered in Portland, Oregon.

The results for the three and nine months ended September 30, 2016 referred to in these condensed consolidated financial statements include the results of Eastside’s wholly-owned subsidiary Michael Williams Web Design Inc. of New York, NY (“MWWD”) (through February 3, 2015).

2.	Going Concern

Our financial statements have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. We have incurred a loss of $3,797,988 and have an accumulated deficit of $11,359,739 for the nine months ended September 30, 2016, and expect to incur further losses in the development of our business. We have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern. Management’s plans include continuing to finance operations through the private or public placement of debt and/or equity securities and the reduction of expenses. The financial statements do not include any adjustment relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue as a going concern.

During the nine months ended September 30, 2016, the Company completed equity and debt financings totaling approximately $3.9 million in net cash proceeds. Management believes that its successful efforts to raise capital and increases in revenues will provide the opportunity for the Company to continue as a going concern. The Company's ultimate success depends on its ability to achieve profitable operations and generate positive cash flow from operations. There can be no assurance that the Company will achieve profitable operations or raise additional capital or financing at acceptable terms.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company's Annual Report on Form 10-K for the year ended December 31, 2015. The unaudited condensed consolidated results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2016. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MWWD (through February 3, 2015). All intercompany balances and transactions have been eliminated in consolidation.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at September 30, 2016 and December 31, 2015.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At September 30, 2016 and 2015, two distributors accounted for trade receivables greater than 10% of the total trade receivables at an aggregate of 77% and 85%, respectively. For the nine months ended September 30, 2016, sales to three distributors exceeded 10% of the total consolidated revenues at an aggregate of 57%. For the nine months ended September 30, 2015, sales to one distributor exceeded 10% of the total consolidated revenues at 35%.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At September 30, 2016 and December 31, 2015, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

None of the Company's assets or liabilities were measured at fair value at September 30, 2016 and December 31, 2015. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At September 30, 2016 and December 31, 2015, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the nine months ended September 30, 2016 and 2015.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the "asset and liability method" for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At September 30, 2016 and December 31, 2015, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the "more-likely-than-not" recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the nine months ended September 30, 2016 and 2015.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company's U.S. federal and state income tax returns for years prior to 2012 and 2011, respectively.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $170,000 and $240,000 for the nine months ended September 30, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the accompanying condensed consolidated statements of operations.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

Comprehensive Income

Comprehensive (loss) income consists of net (loss) income and other comprehensive income. The Company does not have any reconciling other comprehensive income items for the nine months ended September 30, 2016 and 2015.

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

Accounts Receivable Factoring Program

During 2016, we utilized a receivable factoring program to help improve our liquidity. Under the program, we have the option to sell customer receivables in advance of payment for 75% of the amount due. When the customer remits payment, we then receive the remaining 25%. We are charged interest on the advanced 75% payment at a rate of 2.15% per month. During the nine months ended September 30, 2016, we factored invoices totaling $560,172 and received total proceeds of $420,129. At September 30, 2016, we had $184,875 in open factored invoices. We incurred interest expense associated with the factoring program of $21,500 during the nine month period ended September 30, 2016. Comparatively, during the nine months ended September 30, 2015, we factored invoices totaling $94,293 and received total proceeds of $70,720. At September 30, 2015, we had $27,560 in open factored invoices. We incurred interest expense associated with the factoring program of $1,085 during the nine months ended September 30, 2015.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, “Improvements to Employee Share-Based Payment Accounting” ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's condensed consolidated financial statements.

In February 2016, the FASB issued AUS No. 2016-02 —Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-	A lease liability, which is a lessee‘s obligation to make lease payments arising from a lease, measured on a discounted basis; and

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

-	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact ASU 2016-02 will have on the Company's condensed consolidated financial statements.

In May 2014, FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (“ASU 2014-09”) amending revenue recognition guidance and requiring more detailed disclosures to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The guidance is effective for annual and interim reporting periods beginning after December 15, 2017, with early adoption permitted for annual and interim reporting periods beginning after December 15, 2016. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2014-09 will have on the Company's condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern ("ASU 2014-15"). The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. Though permitted, the Company does not plan to early adopt. The Company does not believe that this standard will have a significant impact on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, simplifying the Measurement of Inventory ("ASU 2015-11"), which requires entities to measure most inventory at the lower of cost and net realizable value. Net realizable value is defined as the estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation. The guidance is effective for annual and interim periods beginning after December 15, 2016. Though permitted, the Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's condensed consolidated financial statements.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2016 presentation with no changes to net loss or total stockholders' deficit) previously reported.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

4.	Inventories

Inventories consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Raw materials	$589,921	$415,953
Finished goods	291,358	248,713
Other	373	19,158
Total	$881,652	$683,824

5.	Property and Equipment

Property and equipment consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Furniture and fixtures	$67,890	$64,288
Leasehold improvements	8,607	8,607
Vehicles	38,831	38,831
Construction In-progress	34,603	31,253
Total cost	149,931	142,979
Less accumulated depreciation and amortization	(47,553)	(30,974)
Property and equipment - net	$102,378	$112,005

Depreciation and amortization expense totaled $16,579 and $13,927 for the nine months ended September 30, 2016 and 2015, respectively.

6.	Notes Payable

Notes payable consisted of the following at September 30, 2016 and December 31, 2015:

	2016	2015
Note payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	$18,007	$21,940

Notes payable bearing interest at 8%. The notes have a 2-year maturity and are due at various dates between June 30, 2018 – September 19, 2018, and pay interest only on a monthly basis	1,250,000	-
Total notes payable	1,268,007	21,940
Less current portion	(4,424)	(4,098)
Less debt discount for detachable warrant	(334,046)	-
Long-term portion of notes payable	$929,537	$17,842

Maturities on notes payable as of September 30, 2016, are as follows:

Year ending December 31:

2016	$1,364
2017	5,737
2018	1,256,217
2019	4,689
2020	-
Thereafter	-
$1,268,007

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

7.	Convertible Notes Payable

There were no convertible notes payable outstanding at September 30, 2016. At December 31, 2015, convertible notes payable consisted of three separate notes:

	September 30, 2016	December 31, 2015
Convertible note bearing interest at 5% per annum in the principal amount of $150,000. The original maturity date of June 13, 2015 was extended to April 1, 2016 during the period ended December 31, 2015 and was further extended to July 1, 2016. The note was convertible into shares of the Company's common stock at a fixed conversion price of $8.00 per share. On July 1, 2016, the Company paid the outstanding amount under this Note, including interest in full.	$-	$150,000

Secured Convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Note”), payable in six installments (“Amortization Payments”) as set forth in an Amortization Schedule beginning the 30th day after issuance and each 30-days thereafter. The Note is convertible at a price per share equal to the lesser of (i) the Fixed Conversion Price (currently $3.00) or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion. The note was issued with an original issue discount, which is amortized over the life of the loan. The Note is secured by all of the Company’s assets pursuant to the terms and conditions of an Amended and Restated Pledge and Security Agreement.(1)	-	272,708

Convertible note bearing interest at 0% per annum. The note was converted into Company's preferred equity financing on April 4, 2016.	-	50,000
Totals	-	472,708

Less: discount on convertible debt	-	16,750

Current convertible notes payable – net of debt discounts	$-	$455,958

(1)	On April 14, 2016, this note (the “Initial Note”) was transferred to MR Group I, LLC (“Investor”). In addition, on April 14, 2016, the Company issued and sold to Investor a convertible promissory note dated April 18, 2016, bearing interest at 14% per annum in the principal amount of $300,000 (the “Additional Note”, together with the Initial Note, the “Notes”). The Additional Note had a maturity date of January 18, 2017 and an original issue discount of $100,000. On May 13, 2016, the Company entered into Exchange Agreement (the “Exchange Agreement”) with the Investor pursuant to which the Company (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,200 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208 and $21,992, respectively) with a May 10, 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,647 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,647, respectively) with a May 10, 2016 maturity date held by Investor. During the June period, $196,330 of the note was converted into common shares. On June 6, 2016, the Company paid the remaining outstanding amount under this Note ($100,000) in full, and on June 28, 2016, the Company paid the outstanding amount under the Second Note ($306,378) in full.

Amortization of the debt discount and beneficial conversion feature of the convertible notes totaled $14,388 and $359,688 for the three and nine months ended September 30, 2016 respectively and $0 for the three and nine months ended September 30, 2015 respectively and was recorded as other expense in the consolidated statement of operations.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

8	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the nine months ended September 30, 2016 and 2015 were as follows:

	2016	2015
Expected federal income tax benefit	$(1,278,614)	$(996,775)
Expected State income tax benefits	(248,201)	(193,492)
Change in valuation allowance	1,526,815	1,190,266
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at September 30, 2016 and December 31, 2015 consisted of the following:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,040,866	1,582,317
Stock-based compensation	145,895	61,050
Total deferred tax assets	3,186,761	1,643,367

Deferred tax liabilities:
Depreciation and amortization	(78,467)	(61,888)
Total deferred tax liabilities	(78,467)	(61,888)
Valuation allowance	(3,108,294)	(1,581,479)
Net deferred tax assets	$-	-

At September 30, 2016, the Company had a cumulative net operating loss carryforward (NOL) of approximately $7.5 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2034, and the state NOLs begin to expire in 2029.

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

September 30, 2016

(unaudited)

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

At September 30, 2016, future minimum lease payments required under the operating leases were approximately as follows:

Remainder of 2016	$80,000
2017	297,000
2018	272,000
2019	278,000
2020	240,000
Total	$1,167,000

Total rent expense was approximately $304,000 and $290,000 for the nine months ended September 30, 2016 and 2015, respectively.

Legal Matters

The Company is involved in certain legal matters arising from the ordinary course of business. Management does not believe that the outcome of these matters will have a significant effect on the Company's consolidated financial position or results of operations.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. There were no dilutive common shares outstanding at September 30, 2016 and 2015. The numerators and denominators used in computing basic and diluted net loss per common share in 2016 and 2015 were as follows:

	Three months ended September 30,
	2016	2015
Net loss (numerator)	$(1,436,449)	$(1,412,612)
Weighted average shares (denominator)	4,761,854	2,291,489
Basic and diluted net loss per common share	$(0.31)	$(0.62)

	Nine months ended September 30,
	2016	2015
Net loss (numerator)	$(3,760,629)	$(2,931,690)
Weighted average shares (denominator)	3,320,494	2,281,548
Basic and diluted net loss per common share	$(1.14)	$(1.28)

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

11.	Stockholder’s Deficit

	Convertible Series A						Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Balance, December 31, 2015	-	$-	2,309,750	$4,620	$6,493,518	$(7,561,751)	$(1,063,613)
Issuance of common stock with detachable warrants	-	-	2,000,000	$4,000	1,996,000	-	$2,000,000
Issuance of common stock for services rendered	-	-	81,434	$163	218,807	-	$218,970
Issuance of Series A convertible Preferred stock, net of issuance cost of $35,920 with detachable warrants	972	756,835	-	$-	179,145	-	$935,980
Stock-based compensation	-	-	10,050	$20	208,957	-	$208,977
Issuance of common stock for note payable	-	-	343,873	$688	195,642	-	$196,330
Issuance of detachable warrants on notes payable	-	-	-	$-	348,434	-	$348,434
Issuance of common stock for Series A preferred dividend	-	-	12,802	$26	17,733	(17,759)	$0
Issuance of cash for Series A preferred dividend	-	-	-	$-	-	(19,600)	$(19,600)
Beneficial conversion feature of convertible debt	-	-	-	$-	228,550	-	$228,550
Shares Issued for payoff of trade debt	-	-	8,750	$18	19,194	-	$19,212
Net loss	-	-	-	-	-	(3,760,629)	$(3,760,629)

Balance, September 30, 2016	972	$756,835	4,766,659	$9,535	$9,905,980	$(11,359,739)	$(687,389)

Issuance of Common Stock

In January 2016, the Company issued 10,050 shares of common stock to employees for stock-based compensation of $54,270. Additionally, the Company had $154,707 of stock-based compensation expense related to stock options granted to employees and vested during the nine months ended September 30, 2016.

From April 20, 2016 to June 3, 2016, the Company issued 343,873 shares of its common stock upon conversion of a 14% convertible promissory note. The aggregate principal amount of this note that was converted was $196,330.

From June 4, 2016 to June 22, 2016, the Company issued 2,000,000 shares of its common stock for $2,000,000, including 2,000,000 warrants for common stock.

In the nine months ended September 30, 2016, the Company issued 81,434 shares of common stock to six third-party consultants in exchange for services rendered totaling $218,970.

On July 7, 2016, the Company issued 12,802 shares of its common stock in consideration of $17,759 in accrued and unpaid dividends due at June 30, 2016 for its outstanding Series A Preferred.

All shares were fully vested upon issuance.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

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

Each share of Series A Convertible Preferred has a stated value of $1,000, which is convertible into shares of the Company’s common stock (the “Common Stock”) at a fixed conversion price equal to $1.50 per share. The Series A Convertible Preferred accrue dividends at a rate of 8% per annum, cumulative. Dividends are payable quarterly in arrears at the Company’s option either in cash or “in kind” in shares of Common Stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $500,000, to the extent permitted under applicable law out of funds legally available therefore. For ‘in-kind” dividends, holders will receive that number of shares of Common Stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) 90% of the average of the per share market values during the twenty (20) trading days immediately preceding a dividend date.

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

		Shares			Number of shares
	Shares	Issued and	Net	Conversion	of common stock	Liquidation	Liquidation
	Authorized	Outstanding	Proceeds	Price/Share	Equivalents	Preference	Value/Share

Series A	3,000	972	$935,980	$1.50	648,000	$2,430,000	$2,500

Beneficial conversion feature

The Company evaluated the convertible note and determined that a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature, since the conversion price on the note as of March 10, 2016 was set at a discount to the fair market value of the underlying stock. As a result, a discount of $228,550 was attributed to the beneficial conversion feature of the note, which amount was then amortized fully during the six months ended June 30, 2016.

Stock-Based Compensation

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 150,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. At September 30, 2016, there were 53,750 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the 2016 Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 500,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company's common stock on the date of grant. At September 30, 2016, there were 105,000 options issued under the Plan outstanding, which options vest in a series of twelve (12) successive equal quarterly installments measured from the grant date.

The Company also issues, from time to time, options which are not registered under a formal option plan. At September 30, 2016, there were 50,000 options outstanding that were not issued under the 2015 Plan.

A summary of all stock option activity at and for the nine months ended September 30, 2016 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2015	110,000	(1)	$12.80
Options granted	105,000		1.60
Options exercised	-		-
Options canceled	(6,250)		35.00
Outstanding at September 30, 2016	208,750		$6.60

Exercisable at September 30, 2016	68,281		$11.40

(1) 60,000 options granted under 2015 Stock Incentive Plan (of which 6,250 options were cancelled in the nine months ended September 30, 2016); 50,000 non-plan options were granted.

The aggregate intrinsic value of options outstanding at September 30, 2016 was $42,000.

At September 30, 2016, there were 140,469 unvested options with an aggregate grant date fair value of $328,275. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is generally over a period of 6 to 36 months. The aggregate intrinsic value of unvested options at September 30, 2016 was $42,000. During the nine months ended September 30, 2016, 15,677 options became vested.

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

September 30, 2016

(unaudited)

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2016:

Risk-free interest rate	0.92%
Expected term (in years)	6.25
Dividend yield	-
Expected volatility	75%

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2015:

Risk-free interest rate	0.84%
Expected term (in years)	2.46
Dividend yield	-
Expected volatility	74%

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2016 was $1.06. The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2015 was $14.20.

For the nine months ended September 30, 2016 and 2015, total stock option expense related to stock options was $154,707 and $124,250 respectively. At September 30, 2016, the total compensation cost related to stock options not yet recognized was approximately $194,263, which is expected to be recognized over a weighted-average period of approximately 2.46 years.

Warrants

During the three months ended September 30, 2016, the Company issued detachable warrants in connection to notes payable to purchase 525,000 shares of common stock. The Company has determined the Warrants are classified as equity on the condensed consolidated balance sheet as of September 30, 2016. No warrants were exercised during the quarter ended September 30, 2016. The estimated fair value of the warrants after relative fair value allocation at issuance was $282,662, based on the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	0.89%
Expected term (in years)	3.0
Expected dividend yield	-
Fair value of common stock	$1,050,000

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2015	—	—	$—	$—

Nine months ended September 30, 2016:
Granted	3,281,915	2.74 years	$2.00	$0
Exercised	-
Forfeited and cancelled	-	-	-	-

Outstanding at September 30, 2016	3,281,915	2.74 years	$2.00	$0

12.	Related Party Transactions

During the nine months ended September 30, 2016 and 2015, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At September 30, 2016 and December 31, 2015, the balance due to the chief executive officer was approximately $7,720 and $27,075, respectively, and is included in accrued liabilities on the accompanying condensed consolidated balance sheets. The Company also has a note payable due its chief executive officer in the amount of $12,500 at September 30, 2016.

During the nine months ended September 30, 2016, the following officers purchased an aggregate of 423 Units, with each Units consisting of 1 share of our Series A Preferred and a 3-year warrant to purchase 667 shares of the Company’s common stock at an exercise price of $2.00 per share: (i) the Company’s president and chief executive officer, purchased 185 Units in consideration of $185,000 in accrued and unpaid salary; (ii) the Company’s chief financial officer purchased 97 Units in consideration of $97,000 in accrued and unpaid salary; (iii) the Company’s chief marketing officer and secretary purchased 58 Units in consideration of $58,000 in accrued and unpaid salary and (iv) the Company’s chief branding officer and wife of the Company’s chief executive officer purchased 83 Units in consideration of $83,000 in accrued and unpaid salary.

Eastside Distilling, Inc. and Subsidiary

Notes to Unaudited Condensed Consolidated Financial Statements

September 30, 2016

(unaudited)

13.	Subsequent Events

From October 1, 2016 to November 14, 2016, the Company issued $300,000 of principal amount of 8% promissory notes and warrants to purchase shares of our common stock to accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $300,000. The notes have 2-year maturity dates and bear interest at the rate of eight percent (8%) per annum. The notes were issued with warrants to purchase up to 150,000 shares of our common stock at an exercise price of $2.00 per share.

On October 13, 2016, the board approved a non-qualified option grant totaling 35,000 shares with an exercise price of $1.80 to each of the independent directors, messrs Wickersham, Davis, Flemming, and Hirson.

On October 10, 2016, the Board of Directors approved a 20 to 1 reverse split of the Company's outstanding common stock from 95,333,180 shares to 4,766,659 shares, and a proportional decrease in the Company's authorized common stock from 900 million shares to 45 million shares. The record date for the reverse split was October 17, 2016 and the effective date for the reverse split was October 18, 2016. All of the share and per share amounts in these consolidated financial statements and footnotes have been adjusted to reflect the 20 to 1 reverse stock split.

Effective November 4, 2016, the Company entered into an Agreement with Steven Earles, the Company’s President and Chief Executive Officer, pursuant to which Mr. Earles agreed to convert 185 shares of the Company’s Series A Convertible Preferred Stock into 123,333 shares of the Company’s Common Stock and to cancel his warrant to purchase 123,321 shares of the Company’s Common Stock.

Effective November 4, 2016, the Company entered into an Agreement with Steven Shum, the Company’s Chief Financial Officer, pursuant to which Mr. Shum agreed to convert 97 shares of the Company’s Series A Convertible Preferred Stock into 64,667 shares of the Company’s Common Stock and to cancel his warrant to purchase 64,660.2 shares of the Company’s Common Stock.

Effective November 4, 2016, the Company entered into a Second Amendment to Employment Agreement (the “Earles Amendment”) with Steven Earles, the Company’s President and Chief Executive Officer. Under the Earles Amendment, Mr. Earles’s base salary was decreased to $120,000 per annum. In addition, Mr. Earles agreed to waive prior accrued and unpaid salary totaling $182,027. He was also granted a restricted stock unit of shares of Common Stock pursuant to the Company’s 2016 Equity Incentive Plan, equal to the quotient obtained by dividing $30,000 by the closing price of the Common Stock on the effective date of the Earles Amendment, which the Company deemed to be the fair market value of such shares as of the date of the Earles Amendment. The shares of Common Stock subject to the restricted stock unit shall vest in four equal amounts on each of November 4, 2016, January 1, 2017, April 1, 2017 and July 1, 2017. The Company also agreed to indemnify Mr. Earles to the fullest extent allowed by the Company’s Articles of Incorporation, as amended (the “Articles”), the Company’s Amended and Restated Bylaws (the “Bylaws”), and applicable law, and notwithstanding Section 7.14 of the Company’s Bylaws, to the extent permitted by applicable law, the rights granted pursuant to the Earles Amendment shall apply to acts and actions occurring since October 31, 2014.

Effective November 4, 2016, the Company entered into a First Amendment to Employment Agreement (the “Shum Amendment”) with Steven Shum, the Company’s Chief Financial Officer. Under the Shum Amendment, Mr. Shum’s base salary was decreased to $135,000 per annum. In addition, Mr. Shum is entitled to quarterly bonuses based on individual and Company performance at the discretion of the Company’s Board of Directors as well as quarterly bonuses based on the achievement by the Company of certain quarterly EBITDA targets. The Company agreed to pay Mr. Shum $4,250 for accrued and unpaid salary, which shall be paid on the earlier of a qualified equity financing by the Company or six months from the effective date of the Shum Amendment. The Company also agreed to indemnify Mr. Shum to the fullest extent allowed by the Articles, the Bylaws, and applicable law, and notwithstanding Section 7.14 of the Company’s Bylaws, to the extent permitted by applicable law, the rights granted pursuant to the Shum Amendment shall apply to acts and actions occurring since October 31, 2014.

On November 8, 2016, S. Jay Harkins resigned as a director of the Company and as Executive Vice President of Sales of the Company. There are no disagreements as contemplated by Item 5.02(a) of Form 8-K, and thus the Company is disclosing this information pursuant to Item 5.02(b) of Form 8-K.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2015 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities Exchange Commission.

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

The Acquisition of Eastside Distilling, LLC

On October 31, 2014, Eurocan Holdings Ltd. (“we,” “us,” or the “Company”) consummated the acquisition (the “Acquisition”) of Eastside Distilling, LLC (“Eastside”) pursuant to an Agreement and Plan of Merger (the “Agreement”) by and among the Company, Eastside, and Eastside Distilling, Inc., our wholly-owned subsidiary. Pursuant to the Agreement, Eastside merged with and into Eastside Distilling, Inc. The merger consideration for the acquisition consisted of 1,600,000 shares (the “Shares”) of our common stock.   In addition, certain of our stockholders cancelled an aggregate of 1,245,500 shares of our common stock held by them. As a result, upon consummation of the Agreement on October 31, 2014, we had 2,000,000 shares of our common stock issued and outstanding, of which 1,600,000 shares were held by the former members of Eastside.  The issuance of these Shares was exempt from registration under the Securities Act of 1933, as amended (the “Securities Act”), pursuant to exemptions afforded by Section 4(a)(2) of the Securities Act, Rule 506 of Regulation D promulgated thereunder, and/or Regulation S promulgated thereunder.

At the effective time of the Acquisition, our officers and directors resigned, and Steven Earles and Lenny Gotter were appointed as directors to our board of directors. In addition, concurrent with closing of the Acquisition, the Company appointed Mr. Earles as Chief Executive Officer, Chief Financial Officer and Chairman and Mr. Gotter as Chief Operating Officer and Secretary. Mr. Gotter resigned as an officer in February 2015. In October 2015, Steven Shum was appointed as Chief Financial Officer, and Mr. Earles simultaneously resigned as Chief Financial Officer.

Following the Acquisition, we conduct the business of Eastside as our primary business.

Eastside is a manufacturer, developer, producer and marketer of master-crafted spirits in the following beverage alcohol categories: bourbon, whiskey, rum and vodka. Eastside currently distributes its products in 22 states (California, New York, Florida, Texas, Illinois, Connecticut, Georgia, Idaho, Indiana, Maine, Maryland, Massachusetts, Minnesota, New Hampshire, Nevada, New Jersey, Oregon, Pennsylvania, Rhode Island, Vermont, Virginia, and Washington) and is authorized to distribute our products in Ontario, Canada, as well.  Eastside also generates revenue from tastings, tasting room tours, private parties and merchandise sales from its distillery and showroom located on the Distillery Row in Portland, Oregon.

Spin-Off of MWWD

Following consummation of the Acquisition, our new management conducted an evaluation of the MWWD business and an analysis of the business going forward. Management determined that due to MWWD’s operating and net losses in each of the last two fiscal years preceding the Acquisition, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter preceding the Acquisition, and its accumulated deficit, it was not in the best interest of the Company and its stockholders to continue the operation of MWWD going forward. Accordingly, on February 3, 2015, we transferred all shares of MWWD held by us along with all assets and liabilities related to MWWD to Michael Williams in consideration of MWWD’s and Mr. Williams’ full release of all claims and liabilities related to MWWD and the MWWD business. Mr. Williams is the sole officer, director and employee of MWWD. The spinoff of MWWD resulted in the impairment of goodwill related to the Acquisition of approximately $3.2 million in December 2014. Additionally, as a result of the Spin-Off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams, which is reflected in our consolidated financial statements for the year ended December 31, 2015.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

Results of Operations and Financial Condition

Overview

Net sales in the three months ended September 30, 2016 increased 73% over the comparable 2015 period. The increase was primarily due to expanded distribution into new states along with continued growth in the company's home Oregon market. Case sales in Oregon increased 19% during the third quarter. However, wholesale case sales in Oregon grew 61% while the Oregon retail sales declined 34% primarily due to fewer retail locations operating during the quarter. Case sales outside of Oregon grew 182% compared to the year ago period. While the Oregon market continues to experience year-over-year growth, Oregon, as a percentage of total sales, was lower in the three months ended September 30, 2016 as the new markets continue to become a larger component to overall sales. Approximately 42% of sales during the third quarter came from outside the state of Oregon compared to 23% in the year ago period. As our national expansion continues, we remain focused on working with the major distributors within the key states. We have also focused our internal sales team on key regions that offer the greatest return opportunities.

During the quarter, we reached an important milestone with our products now approved and selling across a total of 22 states, including all 5 of the top consumption states (California, New York, Florida, Texas and Illinois). During the period, we also received our single largest purchase order in the Company’s history.

We have also invested heavily in our infrastructure (facilities, people, and marketing programs) over the past two years to support this national expansion effort. As the business continues to grow, we believe we can leverage those investments and drive toward improved performance throughout the balance of 2016 and into 2017.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2016 Compared to the Three Months Ended September 30, 2015

Net Sales

Net sales consist of revenues from the sale of products we supply or distribute less excise taxes. The following table sets forth and compares our net sales (in thousands of dollars) for the three months ended September 30, 2016 and 2015:

Three Months Ended September 30,
Amounts		% Change
2016	2015	2016 vs. 2015
$608	$352	73%

Our net sales increased by approximately $256,000 in the three months ended September 30, 2016, or approximately 73%, as compared to the three months ended September 30, 2015. This increase was primarily the result of increased sales in Oregon as well as sales growth in new states.

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

The following table compares our gross profit (in thousands of dollars) and gross margin in the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Gross profit	$237	$185
Gross margin	39%	52%

Our gross margin of 39% of net sales in the three months ended September 30, 2016 was lower than the gross margin of 52% for the three months ended September 30, 2015. Gross margin was largely impacted by higher raw material costs experienced during the period and to a lesser extent product mix. We have recently been able to improve the input costs, which we expect will benefit future periods.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non-cash stock-based compensation) to general and administrative personnel, depreciation expense and professional fees. The following table sets forth our SG&A expenses for the three months ended September 30, 2016 and September 30, 2015 (in thousands of dollars):

	Three Months Ended September 30,
	2016	2015
Selling, general and administrative expenses	$1,584	$1,587
As a percentage of net sales	261%	451%

Our SG&A expenses decreased by approximately $3,000 in the three months ended September 30, 2016, as compared to the three months ended September 30, 2015. During the three months ended September 30, 2016, approximately $534,000 of these expenses were attributable to professional fees, and $52,000 to non-cash expenses associated with stock-based compensation.

Other Expense, Net

The following table compares our other expense (in thousands of dollars) for the three months ended September 30, 2016 and 2015:

	Three Months Ended September 30,
	2016	2015
Other expense, net	$(90)	$(10)
As a percentage of net sales	15%	3%

Other expense in the three months ended September 30, 2016 and 2015 is primarily related to interest expense.

Nine Months Ended September 30, 2016 Compared to the Nine Months Ended September 30, 2015

Net Sales

Net sales consist of revenues from the sale of products we supply or distribute less excise taxes. The following table sets forth and compares our net sales in (in thousands of dollars) for the nine months ended September 30, 2016 and 2015:

Nine Months Ended September 30,
Amounts		% Change
2016	2015	2016 vs. 2015
$1,576	$982	60%

Our net sales increased by approximately $594,000 in the nine months ended September 30, 2016, or approximately 60%, from the comparable 2015 period. The increase in net sales for the nine months ended September 30, 2016, was primarily the result of increased sales in Oregon as well as sales growth in new states.

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

The following table compares our gross profit (in thousands of dollars) and gross margin in the nine months ended September 30, 2016 and 2015:

	Nine Months Ended September 30,
	2016	2015
Gross profit	$680	$463
Gross margin	43%	47%

Our gross margin of 43% of net sales in the nine months ended September 30, 2016 declined from our gross margin of 47% for the nine months ended September 30, 2015 primarily due to higher raw material costs experienced during the period and to a lesser extent product mix.

Selling, General and Administrative Expenses

Selling, general and administrative (“SG&A”) expenses include marketing and advertising costs and expenses, compensation paid (including non-cash stock-based compensation) to general and administrative personnel, depreciation expense and professional fees. The following table sets forth our SG&A expenses for the nine months ended September 30, 2016 and September 30, 2015 (in thousands of dollars):

	Nine Months Ended September 30,
	2016	2015
Selling, general and administrative expenses	$3,948	$3,431
As a percentage of net sales	251%	350%

Our SG&A expenses increased by approximately $517,000 for the nine months ended September 30, 2016 from the comparable 2015 period. This increase was primarily attributable to an increase in legal fees of $220,000, stock-based compensation expense of $84,000 and higher payroll costs.

Other (Expense) Income, Net

The following table compares our other (expense) income, net (in thousands of dollars) for the nine months ended September 30, 2016 and 2015.

	Nine Months Ended September 30,
	2016	2015
Other (expense) income, net	$(493)	$36
As a percentage of net sales	(31)%	4%

Other expense in the nine months ended September 30, 2016 is primarily related to the expense associated with the amortization of a beneficial conversion feature on the convertible notes payable, amortization of debt issuance costs, and interest expense. In the prior year, we recorded lower interest expense which was offset by a one-time gain related to the spin-off of MWW.

Liquidity and Capital Resources

Our primary capital requirements are for the financing of inventories and sales and marketing efforts. Funds for such purposes have historically been generated from our operations, extended payment terms from suppliers for inventory purchases, notes payable and equity raisings.

We have a history of losses over the past two years, including the nine months ended September 30, 2016 and for which we have generated negative operating cash flows. During the nine months ended September  30, 2016 and 2015, we had net losses of $3.8 million and $2.9 million, respectively and net cash used in operating activities for the corresponding nine months was approximately $3.1 million and $1.2 million, respectively. As a result, since fiscal 2014, it has been necessary to rely on raising new equity or extended payment terms from vendors for our capital and working capital needs.

At September 30, 2016, we had no outstanding convertible notes payable, compared to approximately $0.46 million as of December 31, 2015. In addition, we had long-term notes outstanding of $0.93 million (net of the debt discount) at September 30, 2016, compared to $0.02 million at September 30, 2015. As a consequence of our indebtedness as of September 30, 2016, a portion of our cash flow from operations must be dedicated to interest payments on our indebtedness, thereby reducing the availability of our cash flow to fund capital expenditures or other growth initiatives and other general corporate requirements.

Our short-term and long-term liquidity needs arise primarily from our working capital and debt service requirements. We anticipate that capital expenditures for the fiscal year ending December 31, 2016 will be approximately $20,000, primarily for increased manufacturing capacity. As of September 30, 2016, we had cash of approximately $400,000.

Net cash used in operating activities for the nine months ended September 30, 2016 was approximately $3.1 million resulting primarily from our net loss of $3,760,629 and changes in trade receivables, inventories, and accounts payable of $240,798, $197,828, and $476,158, respectively, which amounts were offset by depreciation and amortization of $16,579, amortization of debt issuance costs of $116,750, amortization of beneficial conversion feature of $228,549, issuance of common stock in exchange for services of $218,970, stock-based compensation of $208,977, prepaid expenses and other assets of $94,127, accrued liabilities of $657,650, and deferred revenue of $2,467. This is compared to net cash used in operating activities of $1,241,924 for the nine months ended September 30, 2015 resulting primarily from our net loss of $2,931,690 plus inventories of $436,565 and gain on spin-off of subsidiary of $52,890, which amounts were offset by depreciation and amortization of $13,927, issuance of common stock in exchange for services of $715,871, stock-based compensation of $124,250, trade receivables of $74,103, accounts payable of $821,457, prepaid expenses and other assets of $89,704, and accrued liabilities of $338,770. During the period ended September 30, 2016, operating cash flow was significantly impacted by certain expenses, which management does not anticipate to continue to recur, such as additional interest and legal costs totaling approximately $275,000, associated with the repayment of the prior notes outstanding.

Net cash flows used in investing activities for the nine months ended September 30, 2016 was $6,952 compared to $42,856 during the nine months ended September 30, 2015.

Net cash flows provided by financing activities in the nine months ended September 30, 2016 was $3,397,157 consisting of $463,080 from net cash proceeds from our series A preferred stock and warrant offering, $2,000,000 in proceeds from our common stock and warrant offering, $1,250,000 from our long-term note and warrant financing, and $185,000 from convertible note financing, which amount was offset by $500,923 in payments of principal on prior convertible notes payable. Our net cash flows provided by financing activities for the nine months ended September 30, 2015 was $287,868, principally consisting of net proceeds received from the issuance of convertible notes of $291,500, which was offset by $3,632 in payments on convertible notes payable.

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

We have incurred a net loss of $3,760,629 in the nine months ended September 30, 2016 and have incurred cumulative losses of $11,359,739 through September 30, 2016, and expect to incur further losses in the development of our business and have been dependent on funding operations through the issuance of debt, convertible debt and private sale of equity securities. These conditions raise substantial doubt about our ability to continue as a going concern.

Note and Warrant Financing

On June 30, 2016, we issued $200,000 of principal amount of 8% promissory notes and warrants to purchase shares of our common stock to three accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $200,000. The notes have a 2-year maturity dates and bear interest at eight percent (8%) per annum. The notes were issued with warrants to purchase up to 100,000 shares of our common stock at an exercise price of $2.00 per share. The number of warrant shares underlying each warrant are equal to the principal amount of the promissory note subscribed for by a Subscriber multiplied by one-half (0.5). The warrants will be exercisable for three (3) years after the closing date. The proceeds are being used for working capital and general corporate purposes.

From July 1, 2016 to September 30, 2016, we issued $1,050,000 of principal amount of 8% promissory notes and warrants to purchase shares of our common stock to six accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $1,050,000. The notes have a 2-year maturity dates and bear interest at eight percent (8%) per annum. The notes were issued with warrants to purchase up to 525,000 shares of our common stock at an exercise price of $2.00 per share. The number of warrant shares underlying each warrant are equal to the principal amount of the promissory note subscribed for by a Subscriber multiplied by one-half (0.5). The warrants will be exercisable for three (3) years after the closing date. The proceeds are being used for working capital and general corporate purposes.

Common Stock and Warrant Unit Financing

From June 4, 2016 to June 22, 2016, we conducted closings for the sale of 40,000,000 units (“Common Units”) to 18 accredited investors at a price of $0.05 per Common Unit for an aggregate cash purchase price of $2,000,000. Each Common Unit consists of one-twentieth (0.05) share of our Common Stock. The total Common Units also included warrants (the “Warrants”), exercisable for 3-years, to purchase 2,000,000 shares of Common Stock at an exercise price of $2.00 per whole share (the “Warrant Shares”).

We used approximately $100,000 of the proceeds received to prepay in full that certain 14% Secured Convertible Promissory Note dated May 13, 2016 in the original principal amount of $219,200. The prepayment amount for this note referred to in our Current Report in Form 8-K dated June 1, 2016 was reduced due to the note holder’s conversion of principal under this note into shares of our common stock following receipt of the prepayment notice, as permitted under the terms of such note. We used approximately $308,975 to prepay in full that certain 14% Secured Convertible Promissory Note dated May 13, 2016 in the original principal amount of $302,646 and approximately $130,594 to repay in full the remaining amounts due under that certain 5% Convertible Promissory Note in the original principal amount of $150,000, which was paid in June 2016. The remaining proceeds are being used for inventory purchases and for working capital and general corporate purposes.

Series A Convertible Preferred Stock and Warrant Financing

From April 4, 2016 to June 17, 2016, we conducted closings for 972 units (“Units”) to 15 accredited investors and 1 unaccredited investor at a price of $1,000 per Unit for an aggregate purchase price of $972,000, of which (i) 499 Units were purchased for $499,000 in cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness.  Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $1.50 per share and (ii) one Warrant, exercisable for 3-years, to purchase six hundred sixty-seven (667) shares of Common Stock at an exercise price of $2.00 per whole share.  We received gross proceeds of $499,000 from the sale of the 499 Units for cash. We used $35,920 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds are being used for working capital and general corporate purposes and to fund growth opportunities.

Convertible Notes

On September 10, 2015, we issued and sold a convertible promissory note bearing interest at 14% per annum in the principal amount of $275,000 to WWOD Holdings, LLC, an accredited investor (“WWOD”). This note had a maturity date of May 10, 2016 and an original issue discount of $33,500. Accordingly, we received gross proceeds of $241,500. After paying the investors expenses, we received net proceeds of $241,500, which proceeds were used for working capital and general corporate purposes. The conversion price for this note is equal to the lesser of (i) the Fixed Conversion Price ($3.00) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. This note contains certain covenants and restrictions including, among others, that for so long as this note is outstanding we will not incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. The note is secured by all of our assets.

On April 14, 2016, we entered into an Amendment Agreement with WWOD and MR Group I, LLC (“Investor”). The Amendment Agreement amends that certain securities purchase agreement on September 10, 2015 (the “Existing SPA”), with WWOD pursuant to which we issued and sold to WWOD a convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Initial Note”). The Amendment Agreement amended the Existing SPA to reflect an additional closing under the Existing SPA (as amended by the Amendment Agreement the “Amended SPA”) pursuant to which we issued and sold to Investor a convertible promissory note dated April 18, 2016, bearing interest at 14% per annum in the principal amount of $300,000 (the “Additional Note”, together with the Initial Note, the “Notes”). The Additional Note was issued on April 18, 2016 and has a maturity date of January 18, 2017 and an original issue discount of $100,000; provided, however, that in the event that we consummate the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Additional Note, together with any accrued, and unpaid, interest then outstanding under the Additional Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Additional Note then outstanding shall be deemed cancelled for no additional consideration. Accordingly, we received gross proceeds from the Investor of $200,000. After paying $15,000 of the Investor’s expenses in connection with the Amended SPA (with payment of the remaining expenses deferred), we received net proceeds of $185,000, which is to be used for working capital and general corporate purposes. Concurrent with the SPA, WWOD contributed the Initial Note to Investor. Following issuance of the Additional Note, the aggregate principal amount of Notes issued under the Amended SPA is $575,000, both of which are now held by the Investor. In connection with the issuance of the Additional Note, we entered into an Amended and Restated Security and Pledge Agreement dated April 18, 2016 pursuant to which the Notes are secured by all of our assets. We have agreed to repay the Additional Note in nine installments (“Amortization Payments”) at set forth in the Amortization Schedule attached to the Note beginning 30th day after issuance and each 30-days thereafter. However, failure to make any Amortization Payment will not be deemed an event of default under the Additional Note. In addition, the Additional Note can be prepaid at any time until the date immediately preceding the Maturity Date. The Additional Note is convertible into common stock at a conversion price is equal to the lesser of (i) the Fixed Conversion Price ($8.00) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. The Additional Note contains certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

On May 13, 2016, we entered into Exchange Agreement (the “Exchange Agreement”) with the Investor pursuant to which we (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,201 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208 and $21,993, respectively) with a May 10, 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,646 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,647, respectively) with a May 10, 2016 maturity date held by Investor. In the event that we consummate the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Second Note, together with any accrued, and unpaid, interest then outstanding or any additional amounts due and payable as a result of an event of default under the Second Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Second Note then outstanding shall be deemed cancelled for no additional consideration.

In connection with the issuance of the Exchange Notes, we entered into a Security and Pledge Agreement dated May 13, 2016 pursuant to which the Exchange Notes are secured by all of our assets. The Exchange Notes can be prepaid at any time until the date immediately preceding their respective Maturity Dates. The Exchange Notes are convertible into common stock at a conversion price equal to the lesser of (i) the Fixed Conversion Price ($3.00 for the Note and $8.00 for the Second Note) or (ii) 65% of the lowest trading price of our common stock during the (i) 5-trading days prior to conversion (for conversions on or before May 22, 2016 or (ii) 10-trading days prior to conversion (for conversions after May 22, 2016). The Exchange Note contains certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the Exchange Notes include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. We will be required to repay the Exchange Notes at 133% upon an event of default. We prepaid each of the Exchange Notes in June 2016.

On June 13, 2014, we issued Crystal Falls Investments, LLC a demand promissory note in the amount of approximately $150,000, which note was amended on September 19, 2014 to be a 5% convertible promissory note. The amended note bears interest at 5% per annum and had a maturity date of June 13, 2015. The amended note may be converted into shares of our common stock at a fixed conversion price of $8.00 per share. This amended note may be prepaid upon payment of 150% of the outstanding principal amount to the holder. The amended note was further amended on July 24, 2015 to extend the maturity date to December 13, 2015. Effective December 13, 2015, this note was further amended to: (i) provide for partial repayment of the Note ($110,000) following a Qualified Financing; (ii) extend the Maturity Date under the Note until the earlier of (A) 45-days after the initial closing of a Qualified Financing or (B) April 1, 2016; and (iii) remove the prepayment provision requiring 150% of the Note upon prepayment. “Qualified Financing” means either (i) a sale of our equity securities pursuant to which we received aggregate gross cash proceeds of at least two-hundred fifty thousand dollars ($250,000) or (ii) a credit facility of up to three-million five hundred thousand dollars ($3,500,000) pursuant to which we received aggregate gross cash proceeds of at least four-hundred thousand dollars ($400,000) upon the initial closing of such facility. Effective April 1, 2016, the note was further amended to extend the Maturity Date until May 31, 2016 and provide for installment payments of the principal amount beginning March 31, 2016 to the May 31, 2016 maturity date. On May 31, 2016, we received a waiver from the holder of that certain 5% Convertible Note in the original principal amount of $150,000 with a then stated maturity date of May 31, 2016. The holder of such note agreed to waive any default resulting from non-payment so long as full payment is received by holder on or before June 30, 2016 (the “Waiver Termination Date”). On June 17, 2016, we entered into an Amendment No. 1 to Waiver pursuant to which the Waiver Termination Date was extended to July 1, 2016. This note was repaid in full on July 1, 2016.

Critical Accounting Policies

Acquisition

The acquisition of Eastside Distilling LLC by Eurocan Holdings, Ltd. (now known as Eastside Distilling Inc.) on October 31, 2014, was accounted for as a reverse acquisition with Eastside Distilling LLC as the acquirer of Eurocan. The financial statements presented in this Quarterly Report on Form 10-Q are presented as a continuation of the operations of Eastside Distilling LLC with one adjustment to retroactively adjust the legal common stock shares of Eastside Distilling Inc. to reflect the legal capital of Eurocan prior to the October 31, 2014 acquisition.

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

Concentrations

We sell to third-party resellers and performs ongoing credit evaluations of trade receivables due from third-party resellers. Generally, we do not require collateral. An allowance for doubtful accounts is determined with respect to those amounts that we have determined to be doubtful of collection using specific identification of doubtful accounts and an aging of receivables analysis based on invoice due dates. Generally, trade receivables are past due after 30 days after an invoice date, unless special payment terms are provided. Based on this analysis, we did not record an allowance for doubtful accounts at September 30, 2016 and 2015.

Financial instruments that potentially subject us to concentrations of credit risk consist principally of accounts receivable. At September 30, 2016, two customers represented an aggregate of 77% trade receivables. At December 31, 2015, one customer represented 57% of trade receivables.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on our estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the nine months ended September 30, 2016 and 2015.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $170,000 and $244,000 for the nine months ended September 30, 2016 and 2015, respectively, and is included in selling, general and administrative expenses in the accompanying statements of income.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of September 30, 2016. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended September 30, 2016, our management concluded that our financial reporting controls and procedures were not effective to accomplish the foregoing, due to the following material weaknesses in internal controls over financial reporting:

Procedures for Control Evaluation. Management has not established with appropriate rigor the procedures for evaluating internal controls over financial reporting. Due to limited resources and lack of segregation of duties, documentation of the limited control structure has not been accomplished.

Newly Formed Audit Committee. On September 8, 2016, our board of directors established an audit committee to oversee the engagement of our independent public accounts, review our audited financial statements, meet with our independent public accounts to review internal controls and review our financial plans. Our audit committee currently consists of Michael Fleming, who is the chair of the committee, and Trent Davis, each of whom has been determined by our board of directors to be independent in accordance with OTCQX and SEC standards. Mr. Fleming is an “audit committee financial expert” as the term is defined under SEC regulations. The audit committee operates under a written charter. Both our independent registered accounting firm and internal financial personnel will regularly meet with our audit committee and have unrestricted access to the audit committee.

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

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2016, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

PART II - OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

None.

ITEM 1A – RISK FACTORS

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

1.	See our Current Report on Form 8-K dated June 30, 2016 and filed on July 7, 2016.

2.	See our Current Report on Form 8-K dated September 19, 2016 and filed on September 22, 2016.

3.	Since July 1, 2016, we have issued 1,093,690 shares of our common stock, net, to consultants in consideration of services rendered. We did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

4.	On July 7, 2016, we issued 256,038 shares of our common stock in consideration of $17,759.56 in accrued and unpaid dividends due at June 30, 2016 for our outstanding Series A Preferred Stock. We did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

5.	On July 19, 2016, we issued 5-year warrants to purchase 179,600 shares of our common stock to certain placement agents in consideration of services rendered in connection with our prior private placement offering of series A preferred stock and warrants. We did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On September 8, 2016, the Company's board of directors (the "Board") adopted the 2016 Equity Incentive Plan (the "2016 Plan"). The total number of shares available for the grant of awards under the Plan is 500,000 shares (on a post-reverse split basis), provided that, the number of shares of our common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year for a period of up to 10 years, commencing on January 1, 2017, in an amount equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, or a lesser number of shares determined by our board. See our Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 for a more detailed description of the 2016 Plan.

On September 20, 2016, the Board approved an incentive stock option grant under the 2016 Plan totaling 60,000 shares with an exercise price of $1.60, on a post-reverse split basis, to Steven Shum, our Chief Financial Officer.

On October 13, 2016, the Board approved a non-qualified option grant under the 2016 Plan totaling 35,000 shares with an exercise price of $1.80, on a post-reverse split basis, to each of the Company's independent directors, Grover Wickersham, Trent Davis, Michael Fleming, and Lawrence Hirson.

On October 13, 2016, the Board approved a restricted stock unit (RSU) grant under the 2016 Plan totaling 55,556 shares to S. Jay Harkins, director and SVP of Sales.  Of the total number of shares subject to the RSU, 27,778 shares vested immediately, and 13,889 were scheduled to vest on January 1, 2017, with the remaining 13,889 shares vesting on April 1, 2017.  Mr. Harkins resigned from the Company effective November 8, 2016, and the 27,778 unvested shares subject to the RSU were automatically forfeited subject to the terms of the agreement governing the RSU.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, as presently in effect, incorporated by reference to Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918).
3.2	Certificate of Designation – Series A Preferred Stock, filed as an exhibit to our Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.3	Certificate of Change to the Amended and Restated Articles of Incorporation of the Registrant, as presently in effect, filed as an exhibit to the Registrant’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Amended and Restated Bylaws of the Registrant, as presently in effect, incorporated by reference to Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918).
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan and forms of agreement thereunder.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

+      Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steven Earles
Steven Earles
President, Chief Executive Officer
Date: November 14, 2016

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
Date: November 14, 2016

