Form 10-K
period 2016-12-31
Eastside Distilling, Inc.
filed 2017-03-31
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54959

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes  ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: ☐ Yes  ☒ No

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐  No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2016 was approximately $6,559,868.

As of March 31, 2017, 8,925,935 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

PART I

Eastside Distilling, Inc., is referred to herein as “Eastside,” “ESDI,” “the Company,” “us,” or “we”.

Item 1. DESCRIPTION OF BUSINESS

Overview

We are a Portland, Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka and rum. As a small business in the large, international spirits marketplace dominated by massive conglomerates, we rely heavily on our creativity. Our mission is to be an innovator in creating spirits that offer better value than comparable spirits, for example our Burnside Bourbon and Portland Potato Vodka, and in creating imaginative spirits that offer an unusual taste experience, for example our cold-brewed coffee rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liquor. Our strategy is to expand from our local base in the Pacific Northwest by using major spirits distributors, such as Southern Glazer Wines and Spirits, to address the demand for premium and high-end craft spirits. In late 2016, to aid us in this strategy, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, and tasked them with reviewing our current product portfolio, as well as our new ideas, and advising us on marketing, creation of brand awareness and product positioning, locally and nationally. We also intend to capitalize on our uniqueness as a publicly-traded craft spirit producer, with access to the public markets, to support our growth, including by making strategic acquisitions.

Market Opportunity

Large and Growing Global and Domestic Markets

The global spirits market had total revenues of $316 billion in 2013, representing a compound average growth rate (CAGR) of 3.4% between 2009 and 2013, according to MarketLine. The performance of the market is forecasted to accelerate with an anticipated CAGR of 4.2% for the five-year period 2013-2018, which is expected to drive the market to a value of approximately $388 billion by the end of 2018.

The U.S. spirits market had total revenues of $24.1 billion in 2015, representing a 25% increase since 2010, according to the Distilled Spirits Council of the United States (DISCUS). The domestic market share of spirits compared to beer and wine was at a record 35.4% in 2015 according to DISCUS, representing more than a 2% gain over beer and wine in terms of market share since 2010.

Key Growth Trends that We Target

Craft – The market share of “craft” distillers (defined as any producer that bottles less than 100,000 cases annually), such as us, is projected to reach 8% by 2020, according to BNP Paribas.

Women – Women increasingly prefer spirits over beer and wine, and flavored spirits in particular. TTB, Park Street and the US Census Bureau estimate that 37% of all U.S. whiskey drinkers are women.

Millennials – As a generalization, Millennials (individuals born between the early 1980s and the mid-1990s) value “authenticity” and are inspired by travel to try new products and experiences, per BeverageDaily.com. Millennials also drink a broader range of spirit types (vodka, rum, tequila, whiskey, gin) than prior generations. Millennials, including women, often are attracted to vintage spirits and cocktails that have nostalgic followings, such as whiskey and cocktails that are emblematic of the 1950’s like rye, bourbon, and the Manhattan cocktail. Along with an increase in disposable income, they are willing to purchase premium spirits.

Flavored – Flavored spirits sales are outpacing the rest of the spirits industry, growing ten times faster than the overall market, and flavored whiskey, that is especially appealing to younger drinkers and women, is the fastest growing flavored spirit category.

International – The demand for U.S.-produced spirits abroad is increasing significantly. U.S. spirit exports nearly doubled over the past decade to $1.56 billion in 2015, and whiskey exports were up approximately 5.4% in 2015 over 2014. The largest export markets for U.S. spirits include the United Kingdom, Canada, Germany, Australia and Japan.

Our Strategy

Our objective is to build Eastside Distilling into a profitable spirits company, with a distinctive portfolio of premium and high-end spirits brands that have national, and even international, consumer appeal and following. To help achieve this, we expect to:

•          Target Industry Growth Trends. Demand for U.S.-produced premium and high-end craft spirits, particularly whiskeys, has been increasing amongst millennials and women. We capitalize on these trends by developing products that appeal to changing demographics, as typified by our Master Distiller, Melissa Heim, whom we believe is the first female distiller and blender west of the Mississippi River.

•          Be Experimental. We are not afraid to take chances with product offerings that the larger and more bureaucratic companies that dominate the industry would hesitate to launch.

•          Be Local. Be true to our Oregon and Northwest “roots” by shunning artificial additives, using locally sourced ingredients such as our high-quality water and Oregon oak, and relying on skilled local artisans.

•          Provide Value. We target the high-growth premium ($12-20 per bottle) and high-end ($20-30 per bottle) market segments with premium quality at attractive pricing. Even in the super premium category, above $50 per bottle, we intend to have limited production offerings that have exceptional value.

•          Use Sales Networks of Major U.S. Spirits Distributors. We have established and will continue to build relationships with the major wine and spirit wholesalers to distribute our products into the largest spirits markets in the United States.

•          Expand Geographically. We are building brand awareness and driving sales in multiple geographic markets, with the use of social media (Twitter, Facebook, YouTube) and traditional media (TV, radio and digital) marketing strategy.

•          List Products in Control States and Top Consumption States. In addition to the top consumption states (California, Florida, Illinois, New York and Texas) we will continue our efforts in the 18 liquor control states where distilled spirits are sold through state-owned and operated stores known as ABC (alcohol beverage control) stores, since doing business with these states simplifies the sales process and increases the likelihood of timely payment.

•          Increase Production. We expect our annual production of cases to increase each year. We believe our increased production capacity will make us more attractive to distribution partners and will also generate additional revenues and profits.

•          Commit to Quality and Innovation. We will maintain our ability to consistently produce and deliver quality products across a family of brands, including upgrading our packaging for our legacy products.

•          Leverage Public Company Advantage. The public capital markets provide us access to capital and supports our long-term growth initiatives, including potential strategic acquisitions.

Our Strengths

We believe the following competitive strengths will enable the implementation of our growth strategies:

•          Award Winning Diverse Product Line. We have a diverse product line offering of more than fourteen (14) premium craft spirits, many of which have won awards for taste and/or product design. In addition, premium craft spirits have experienced a compound annual growth rate of 7.6% over the last decade, which is higher than the 5.5% compound annual growth rate for mass produced spirits. Our sales of premium brands have increased over 1,000% since 2011. We believe our diverse, recognized product line in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

•          Key Relationships. We have signed distribution agreements with several of the largest wine and spirits distributors in the United States, such as Southern Glazer. We have also engaged Park Street Imports, a provider of back-office administrative and logistical services for alcohol and beverage distributors. We believe these relationships will facilitate our goal of having our premium spirits sold and distributed nationwide.

•          Experienced Master Distiller. Our master distiller, Melissa “Mel” Heim, whom we believe is the first female distiller and blender west of the Mississippi River, is an important factor in distinguishing our brands. We believe that Ms. Heim’s highly regarded “palate” is important to us in maintaining a high quality artisanal character to our products as well as adding to our consumer appeal.

Our Product Approach

Our approach to our craft spirits involves five important aspects:

•          Commitment to Quality. We create and deliver high-quality, innovative products targeted at growing markets;

•          Authentic Yet Scalable. We believe our approach to production allows us to produce our products at scale while keeping flavor profiles consistent;

•          Unique Talent & Experience. Every spirit reflects the creativity of our entire team;

•          14 Spirit Portfolio. Many craft distillers have only one to three products; we have 14 which we believe affords us the opportunity to target a broader range of consumers with our brands; and

•          Generate Customer Loyalty. These factors attract loyal and enthusiastic customers and major distributors for our products.

Our Brands

We manufacture, develop, produce and market the premium brands listed below:

Burnside Bourbon. We develop, market and produce two premium, barrel–aged bourbons: Burnside Bourbon and Oregon Oak Burnside Bourbon. Our Burnside Bourbon is aged in oak barrels, is 96 proof and won a Gold Medal in the MicroLiquor Spirit Awards in 2014, and another from Beverage Tasting Institute. Our Oregon Oak Burnside Bourbon is produced in limited quantities and aged for an additional 90 days in Oregon heavily charred oak barrels and we consider it an “ultra-premium” brand. Our Burnside Bourbon brands accounted for approximately 40%, 35% and 40% of our revenues for fiscal years 2016, 2015 and 2014, respectively.

Barrel Hitch American Whiskey. We develop, market and produce two premium whiskeys: Barrel Hitch American Whiskey and Barrel Hitch Oregon Oaked Whiskey. Our whiskey is 80 proof and won a triple-Gold Medal and best of show in the MicroLiquor Spirit Awards in 2015. Our Oregon Oak version is produced in limited quantities and aged for an additional 90 days in Oregon heavily charred oak barrels and we consider it an “ultra-premium” brand. Our Whiskey brand was introduced in July of 2015 and accounted for approximately 17% and 7% of our revenues for fiscal years 2016 and 2015, respectively.

Premium Vodka. We develop, market and produce a premium potato vodka under the brand name Portland Potato Vodka which is distilled from potatoes rather than grain and as such is gluten free. Eastside Portland Potato Vodka was awarded a silver medal from the American Wine Society as well as a gold medal from the Beverage Tasting Institute which also gave it a “Best Buy” rating. Our Portland Premium Vodka accounted for approximately 13%, 14% and 30% of our revenues for fiscal years 2016, 2015 and 2014, respectively.

Distinctive Specialty Whiskeys. We develop, market and produce two distinctive whiskeys: Cherry Bomb Whiskey and Marionberry Whiskey. Our Cherry Bomb Whiskey combines handcrafted small batch whiskey with a blast of real Oregon cherries. Our Cherry Bomb Whiskey won a gold medal from the American Wine Society and was also awarded a gold medal for taste and a silver medal for package design in the MircroLiquor Spirit Awards. Our Marionberry whiskey combines Oregon marionberries (a hybrid blackberry) with premium aged whiskey and was awarded two silver medals in the MicroLiquor Spirit Awards for taste and package design. Our distinctive whiskeys accounted for approximately 12%, 15% and 10% of our revenues for fiscal years 2016, 2015 and 2014, respectively.

Below Deck Rums. We develop, market and produce 4 rums under the Below Deck brand name: Below Deck Silver Rum, Below Deck Spiced Rum, Below Deck Coffee Rum and Below Deck Ginger Rum. Below Deck’s Silver Rum is Eastside’s original rum. Below Deck Spiced Rum is double-distilled from molasses and infused with exotic spices and won a triple gold medal for taste and a bronze medal for package design in the MicroLiquor Spirit Awards. Our Below Deck Coffee Rum is double-distilled and infused with coffee flavors from Arabica bean and won a silver medal at the San Francisco World Spirits Competition. Below Deck Ginger Rum is infused with natural ginger. Our Below Deck Rums accounted for approximately 10%, 12% and 10% of our revenues for fiscal years 2016, 2015 and 2014, respectively.

Seasonal/Limited Edition Spirits. In addition to our premium bourbons, whiskeys, rum and vodka, we create seasonal and limited-edition handmade products such as Advocaat (eggnog) Liqueur, Peppermint Bark Liqueur, Bier Schnapps and Holiday Spiced Liqueur. Our Seasonal/Limited Edition Spirits accounted for approximately 6%, 10% and 10% of our revenues for fiscal years 2016, 2015 and 2014, respectively.

Other Merchandise and Events. We conduct and host events as well as sell other merchandise at our various retail locations (such as mixers, glasses, etc). Our other merchandise and event activities accounted for approximately 2%, 7% and 0% of our revenues for fiscal years 2016, 2015 and 2014, respectively.

MotherLode Craft Distillery

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery (“MotherLode”), a Portland, Oregon based provider of bottling services and production support to craft distilleries. Since its founding in 2014 by Allen Barteld, the mission of MotherLode has been to enable craft distillers to increase their production and extend their product lines, reducing cost and increasing efficiency, thereby freeing them to focus on their craft. The typical MotherLode customer is a distillery of small batch, hand-crafted spirits, or a premium craft spirit sold as a private label. We plan to relocate much of our own operations to MotherLode’s facility and jointly expand both companies manufacturing resources. Plans are in place for a pneumatic bottling line, allowing for a five times increase in bottling rate, and large volume spirit handling capability. The Company believes the MotherLode operations will be immediately accretive to earnings. The Company further believes that cost reductions associated with the acquisition and relocation will exceed $200,000 per annum. In addition to bottling services for distillers and other producers of spirits, MotherLode bottles "private label" craft spirits for customers who have on-premise or off-premise licenses including retail and liquor stores, bars, restaurants, events, and businesses who want to take advantage of the benefits that come from having their brand clearly printed on a label. MotherLode’s premium craft spirits can also be private labeled for corporate gifts, wedding, birthdays and other personal events. We believe that MotherLode can help with new product development and the implementation of Eastside's spirits branding initiatives in concert with our Portland-based spirits branding firm, Sandstorm Partners. We issued 260,000 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $1.45 on March 8, 2017, the value of the transaction was $377,000 which is approximately equal to the revenues of MotherLode in 2016. Additionally, Eastside entered into a three-year employment agreement with Allen Barteld and issued standard employee stock options, with vesting over five years. The terms of the acquisition and Mr. Barteld’s employment are more fully set forth in the Form 8-K filed on March 14, 2017.

Production and Supply

There are several steps in the production and supply process for beverage alcohol products. First, all of our spirits products are distilled. This is a multi-stage process that converts basic ingredients, such as grain, sugar cane or agave, into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. For our vodka, this processing is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness. Achieving a high level of purity involves a series of distillations and filtration processes. For our large production products, we currently source full strength and barrel strength (reduced ABV due to evaporation) that we further process (such as aging in Oregon Oak, or adding ingredients) and bottle at our premises.

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

We rely on a limited number of suppliers for the sourcing of our spirit products and raw materials. We believe that we have consistent and reliable third party sources for spirit product. However, we produce and bottle our spirits for distribution, whether the distilling stage of the process was at our facility or not.

Distribution Network

We believe that the distribution network that we have developed with our sales team and our independent distributors and brokers is one of our key strengths. We currently have distribution and brokerage relationships with third-party distributors in 22 U.S. states.

U.S. Distribution

Importers of beverage alcohol in the U.S. must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate suppliers such as us. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states, such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

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

Importation

We hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department, and the requisite state licenses within the states we conduct business.

Our inventory is maintained in our warehouse and shipped nationally by our network of licensed and bonded carriers.

Wholesalers and Distributors

In the U.S., we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, for product placement and for retail store penetration. We have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors, and they are under no obligation to place our products or market our brands. All of the distributors also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the twenty-two states we sell our products, and our products are sold in the U.S. by seven wholesale distributors, as well as by various state beverage alcohol control agencies.

Other Sources of Revenue

Retail Stores and Kiosks

We operate retail stores in the Portland, Oregon area that allow us to offer consumers a chance to taste and purchase our various products, which provides us with additional revenue. Three of our four locations that we currently operate are located in high foot-traffic shopping malls. During the holiday season, we also attempt to open additional, temporary locations. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. Some of these stores will contain in-store tastings, which we believe will lead to additional product purchases.

In-House Tasting Room and Special Events

We also generate revenue from attending and/or hosting special events, which similar to our retails stores enables us to offer consumers an opportunity to taste and then purchase our various products. In addition to the revenue and brand building these tastings generate, we value the immediate customer feedback during these events, which is instrumental to creating better products and testing new flavors.

Significant Customers

Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 32% and 32% of our consolidated sales for years 2016 and 2015, respectively.

Sales Team

We have a total sales force of ten people, with an average of over ten years of industry experience with premium beverage alcohol brands.

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

In addition, we have also engaged Park Street Imports, a provider of back-office administrative and logistical services for alcohol and beverage distributors, which services include state compliance, logistics planning, order processing, distributor chargeback and bill-support management and certain accounting and reporting services.

Advertising, Marketing and Promotion

To build our brands, we must effectively communicate with three distinct audiences: our distributors, the retail trade and the end consumer. Advertising, marketing and promotional activities help to establish and reinforce the image of our brands in our efforts to build substantial brand value.

In late 2016, to aid us in this strategy, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, and tasked them with reviewing our current product portfolio, as well as our new ideas, and advising us on marketing, creation of brand awareness and product positioning, locally and nationally. We intend to use Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development.

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

Seasonality

Our industry is subject to seasonality with peak retail sales generally occurring in the fourth calendar quarter, primarily due to seasonal holiday buying. Historically, this holiday demand has resulted in higher sales for us in our fourth quarter.

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

Government regulation

We are subject to the jurisdiction of the Federal Alcohol Administration Act, U.S. Customs Laws, Internal Revenue Code of 1986 and the Alcoholic Beverage Control Laws of all fifty states.

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

Employees

As of December 31, 2016, we had 20 full-time employees, 10 of whom were in sales and marketing and three of whom were in management and seven in administration and production.

Geographic Information

Eastside operates in one business – premium beverage alcohol. Eastside’s product categories are rum, whiskey, vodka and specialty liquors, with an intent to sell gin and private label tequila in the future. Eastside currently sells its products in 22 states (Oregon, California, Washington, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, Rhode Island, New Hampshire, Maine, Idaho, Vermont and Maryland) as well as Ontario, Canada.

Facilities

Our corporate headquarters are currently located in Portland, Oregon, where we lease and occupy 41,000 square feet of office and industrial space pursuant to a lease that commenced on November 1, 2014. On February 7, 2017, we announced that we had entered into a revised agreement whereby our headquarters lease will terminate June 30, 2017. On February 17, 2017, the Company entered into a Commercial Sublease Agreement which provides for suitable production space. The Company anticipates relocating to new corporate offices that will be sufficient to maintain its current operations.

Legal Proceedings

We are not currently subject to any material legal proceedings, however we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

Corporate History

We were incorporated in Nevada in February 2004 under the name Eurocan Holdings, Ltd. Until the closing of the Eastside Distilling, LLC acquisition (described below), Eurocan operated solely as an online marketing and media solutions firm specializing in digital interactive media, which business was conducted through Eurocan’s wholly-owned subsidiary, Michael Williams Web Design Inc. of New York, New York (“MWW”).

The Acquisition of Eastside Distilling, LLC

In October 2014, Eurocan Holdings Ltd. consummated the acquisition (the “Acquisition”) of Eastside Distilling, LLC (“Eastside”) pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) by and among the Eurocan, Eastside and Eastside Distilling, Inc., our wholly-owned subsidiary. Pursuant to the Merger Agreement, Eastside merged with and into Eastside Distilling, Inc. The merger consideration for the Acquisition consisted of 1,600,000 shares (the “Shares”) of our common stock. In addition, certain of our stockholders cancelled an aggregate of 1,245,500 shares of our common stock held by them. As a result, upon consummation of the Merger Agreement on October 31, 2014, we had 2,000,000 shares of our common stock issued and outstanding, of which 1,600,000 shares were held by the former members of Eastside.

Following the Acquisition, we conduct the business of Eastside as our primary business.

Spin-Off of MWW

Following consummation of the Acquisition, our new management conducted an evaluation of the MWW business and an analysis of the business going forward. Management determined that due to MWW’s operating and net losses in each of the last two fiscal years preceding the Acquisition, its working capital deficit as of the end of the latest fiscal year and as of the latest fiscal quarter preceding the Acquisition, and its accumulated deficit, it was not in the best interest of the Company and its stockholders to continue the operation of MWW going forward. Accordingly, in February 2015, we transferred all of the outstanding shares of MWW held by us, along with all assets and liabilities related to MWW, to Michael Williams in consideration of MWW’s and Mr. Williams’ full release of all claims and liabilities related to MWW and the MWW business. Mr. Williams was the sole officer, director and employee of MWW at the time of the transaction. The spinoff of MWW resulted in the impairment of goodwill related to the Acquisition of approximately $3.2 million in December 2014. Additionally, as a result of the spin-off, we recorded a net gain of approximately $52,890 on February 3, 2015. This gain is primarily the result of the transfer of net liabilities to Mr. Williams, which is reflected in our consolidated financial statements for the year ending on December 31, 2015.

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

We have incurred significant operating losses every quarter since our inception and there can be no assurances that we will cease to incur operating losses in the future.

We may incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. Our cash needs may exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment therein. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We may continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We incur substantial operating expenses at the corporate level, including costs directly related to being an SEC reporting company. For the years ended December 31, 2016 and 2015, we reported a net loss of $5.3 million and $3.6 million, respectively. As of December 31, 2016, we had an accumulated deficit since inception of $12.8 million.

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

We are required by law to use state-licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our products in 22 states – Oregon, Washington, California, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, Rhode Island, New Hampshire, Maine, Vermont, Idaho and Maryland. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

We rely on a few key distributors, and the loss of any one key distributor would substantially reduce our revenues.

We currently derive a significant amount of our revenues from a few major distributors. A significant decrease in business from or loss of any of our major distributors could harm our financial condition by causing a significant decline in revenues attributable to such distributors. For the years ended December 31, 2016 and 2015, sales to one distributor (Oregon Liquor Control Commission) accounted for 32% and 32% of revenues, respectively. While we believe our relationships with our major distributors are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. If we experience a significant decrease in sales to any of our major distributors, and are unable to replace such sales volume with orders from other customers, there could be a material adverse financial effect on us.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing in control states must generally reach certain volumes and/or profit levels to maintain their listings. Products in control states are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may acquire, sales of our products could decrease significantly.

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

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize planned benefits due to integration difficulties or other operating issues.

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include:

•	difficulties in assimilating acquired operations or products;

•	unanticipated costs that could materially adversely affect our results of operations;

•	negative effects on reported results of operations from acquisition related charges and amortization of acquired intangibles;

•	diversion of management’s attention from other business concerns;

•	adverse effects on existing business relationships with suppliers, distributors and retail customers;

•	risks of entering new markets or markets in which we have limited prior experience; and

•	the potential inability to retain and motivate key employees of acquired businesses.

Our ability to grow through the acquisition of additional brands will also be dependent upon the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Our failure to protect our trademarks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

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

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping product to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

Our failure to attract or retain key executive or employee talent could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. In particular, we rely on the skills and expertise of our Master Distiller, Melissa Heim, whom we believe is the first female distiller and blender west of the Mississippi River, and her knowledge of our business and industry would be difficult to replace. If Ms. Heim or one of our other founders, executive officers or significant employees terminates her employment, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

Management turnover creates uncertainties and could harm our business.

We have recently experienced significant changes in our executive leadership. Specifically, Stephen Earles resigned as Chief Executive Officer effective November 22, 2016 and resigned as President and from our Board of Directors effective January 19, 2017. Changes to strategic or operating goals, which can often times occur with the appointment of new executives, can create uncertainty, may negatively impact our ability to execute quickly and effectively, and may ultimately be unsuccessful. In addition, executive leadership transition periods are often difficult as the new executives gain detailed knowledge of our operations, and friction can result from changes in strategy and management style. Management turnover inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we integrate new personnel, and unless they are able to succeed in their positions, we may be unable to successfully manage and grow our business, and our financial condition and profitability may suffer.

Further, to the extent we experience additional management turnover, competition for top management is high and it may take months to find a candidate that meets our requirements. If we are unable to attract and retain qualified management personnel, our business could suffer.

If we fail to manage growth effectively or prepare for product scalability, it could have an adverse effect on our employee efficiency, product quality, working capital levels and results of operations.

Any significant growth in the market for our products or our entry into new markets may require an expansion of our employee base for managerial, operational, financial, and other purposes. During any period of growth, we may face problems related to our operational and financial systems and controls, including quality control and delivery and service capacities. We would also need to continue to expand, train and manage our employee base. Continued future growth will impose significant added responsibilities upon the members of management to identify, recruit, maintain, integrate, and motivate new employees.

Aside from increased difficulties in the management of human resources, we may also encounter working capital issues, as we will need increased liquidity to finance the marketing of the products we sell, and the hiring of additional employees. For effective growth management, we will be required to continue improving our operations, management, and financial systems and controls. Our failure to manage growth effectively may lead to operational and financial inefficiencies that will have a negative effect on our profitability. We cannot assure investors that we will be able to timely and effectively meet that demand and maintain the quality standards required by our existing and potential customers.

RISKS RELATED TO OUR INDUSTRY

Demand for our products may be adversely affected by many factors, including changes in consumer preferences and trends.

Consumer preferences may shift due to a variety of factors including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure, dining and beverage consumption patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations.

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

•     a general decline in economic or geopolitical conditions;

•     concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

•     a general decline in the consumption of beverage alcohol products in on-premise establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

•     consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

•     increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

•     increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

•     inflation; and

•     wars, pandemics, weather and natural or man-made disasters

In addition, our continued success depends, in part, on our ability to develop new products. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

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

RISKS RELATED TO OUR COMMON STOCK

We are an “emerging growth company” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely on these exemptions; which may result in a less active trading market for our common stock, making our stock price more volatile.

There is a limited trading market for our common stock and our common stock is subject to volatility risks.

Our common stock is quoted on the OTCQB under the symbol “ESDI” and has limited trading history. The OTCQB market is an inter-dealer market that provides much less oversight and regulation as compared to the major exchanges (NYSE, NASDAQ), and is subject to abuses, volatilities and shorting. Trading on the OTCQB is frequently highly volatile, with low trading volume. There is currently no broadly followed and established trading market for our common stock. An established trading market for our common stock may never develop, in which case it could be difficult for stockholders to sell their stock. Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders. Absence of an active trading market reduces the liquidity of the shares traded. Any last reported sale prices may not be a true market-based valuation of the common stock. We have experienced significant fluctuations in the price and trading volume of our common stock, which may be caused by factors relating to our business and operational results and/or factors unrelated to our company, including general market conditions.

The market price of our common stock may be volatile and subject to fluctuations in response to factors. The stock price may fluctuate in response to a number of events and factors, such as quarterly variations in operating results, the operating and stock performance of other companies that investors may deem as comparable and news reports relating to trends in the marketplace, among other factors. Significant volatility in the market price of our common stock may arise due to factors such as:

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

Our common stock is thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of our common stock.

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of share of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Our common stock is considered to be a “penny stock” and, as such, the market for our common stock may be further limited by certain SEC rules applicable to penny stocks.

As long as the price of our common stock remains below $5 per share or we have net tangible assets of $2,000,000 or less, our shares of common stock are likely to be subject to certain “penny stock” rules promulgated by the SEC. Those rules impose certain sales practice requirements on brokers who sell penny stock to persons other than established customers and accredited investors (generally institutions with assets in excess of $5,000,000 or individuals with net worth in excess of $1,000,000). For transactions covered by the penny stock rules, the broker must make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the sale. Furthermore, the penny stock rules generally require, among other things, that brokers engaged in secondary trading of penny stocks provide customers with written disclosure documents, monthly statements of the market value of penny stocks, disclosure of the bid and asked prices and disclosure of the compensation to the brokerage firm and disclosure of the sales person working for the brokerage firm. These rules and regulations make it more difficult for brokers to sell our shares of our common stock and limit the liquidity of our securities.

Our common stock may never be listed on a major stock exchange.

We currently do not satisfy the initial listing standards of a national or other securities exchange and cannot ensure that we will ever satisfy such listing standards or that our common stock will be accepted for listing on any such exchange. Should we fail to satisfy the initial listing standards of such exchanges, or our common stock is otherwise rejected for listing, the trading price of our common stock could suffer, the trading market for our common stock may continue to be less liquid and the price may be subject to increased volatility.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plan and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

Transfers of our securities may be restricted by virtue of state securities “blue sky” laws that prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

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

Steven Earles, our former president and a prior director of our company and Grover Wickersham, our chairman and chief executive officer, are collectively the beneficial owners of approximately 28% of the outstanding shares of our common stock as of January 30, 2017. Accordingly, these two stockholders, individually and as a group, may be able to control us and direct our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the board of directors to issue up to 45,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. The power of the board of directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 100,000,000 shares of preferred stock. Our board of directors may determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our board of directors, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

If we fail to remain current on our reporting requirements, we could be removed from the OTCQB Tier of the OTC Markets, which would further limit the ability of broker-dealers to sell our securities and the ability of stockholders to sell their securities in the secondary market.

Companies quoted on the OTCQB must be current in their reports under Section 13 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in order to maintain price quotation privileges on the OTCQB. If we fail to remain current on our reporting requirements, we could be removed from the OTCQB, which would result in our securities be quoted on a lesser tier of the OTC Markets. As a result, the market liquidity for our securities could be adversely affected. In addition, we may be unable to get re-quoted on the OTCQB, which may have an adverse material effect on our Company.

We face risks related to compliance with corporate governance laws and financial reporting standard.

The Sarbanes-Oxley Act of 2002, as well as related new rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require changes in the corporate governance practices and financial reporting standards for public companies. These new laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“Section 404”), will materially increase the Company’s legal and financial compliance costs and make some activities more time-consuming, burdensome and expensive. Any failure to comply with the requirements of the Sarbanes-Oxley Act of 2002, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under Section 404 of the Sarbanes-Oxley Act. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

If we fail to maintain an effective system of internal controls, we may not be able to detect fraud or report our financial results accurately, which could harm our business and we could be subject to regulatory scrutiny.

We have completed a management assessment of internal controls as prescribed by Section 404 of the Sarbanes-Oxley Act, which we were required to do in connection with our year ended December 31, 2016. Based on this process we did not identify any material weaknesses. Although we believe our internal controls are operating effectively, we cannot guarantee that in the future we will not identify any material weaknesses in connection with this ongoing process.

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we will incur significant legal, accounting and other expenses that we would not incur as a private company, including costs associated with public company reporting requirements. We will also incur costs associated with the Sarbanes-Oxley Act of 2002, as amended, the Dodd-Frank Wall Street Reform and Consumer Protection Act and related rules implemented or to be implemented by the SEC. The expenses incurred by public companies generally for reporting and corporate governance purposes have been increasing. We expect these rules and regulations to increase our legal and financial compliance costs and to make some activities more time-consuming and costly, although we are currently unable to estimate these costs with any degree of certainty. These laws and regulations could also make it more difficult or costly for us to obtain certain types of insurance, including director and officer liability insurance, and we may be forced to accept reduced policy limits and coverage or incur substantially higher costs to obtain the same or similar coverage. These laws and regulations could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as our executive officers and may divert management’s attention. Furthermore, if we are unable to satisfy our obligations as a public company, we could be subject to delisting of our common stock, fines, sanctions and other regulatory action and potentially civil litigation.

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

Electronic processing of orders is not available for securities traded on the OTC Markets and high order volume and communication risks may prevent or delay the execution of one’s OTC Markets trading orders. This lack of automated order processing may affect the timeliness of order execution reporting and the availability of firm quotes for shares of our Common Stock. Heavy market volume may lead to a delay in the processing of OTC Markets security orders for shares of our Common Stock, due to the manual nature of the market. Consequently, one may not able to sell shares of our Common Stock at the optimum trading prices.

There is a risk of market fraud on the OTC Markets.

OTC Markets securities are frequent targets of fraud or market manipulation. Not only because of their generally low price, but also because the OTC Markets reporting requirements for these securities are less stringent than for listed or NASDAQ traded securities, and no exchange requirements are imposed. Dealers may dominate the market and set prices that are not based on competitive forces. Individuals or groups may create fraudulent markets and control the sudden, sharp increase of price and trading volume and the equally sudden collapse of the market price for shares of our Common Stock.

There is a limitation in connection with the editing and canceling of orders on the OTC Markets.

Orders for OTC Markets securities may be canceled or edited like orders for other securities. All requests to change or cancel an order must be submitted to, received and processed by the OTC Markets. Due to the manual order processing involved in handling OTC Markets trades, order processing and reporting may be delayed, and one may not be able to cancel or edit one’s order. Consequently, one may not be able to sell its shares of our Common Stock at the optimum trading prices.

Increased dealer compensation could adversely affect our stock price.

The dealer’s spread (the difference between the bid and ask prices) may be large and may result in substantial losses to the seller of shares of our Common Stock on the OTC Markets if the stock must be sold immediately. Further, purchasers of shares of our Common Stock may incur an immediate “paper” loss due to the price spread. Moreover, dealers trading on the OTC Markets may not have a bid price for shares of our Common Stock on the OTC Markets. Due to the foregoing, demand for shares of our Common Stock on the OTC Markets may be decreased or eliminated.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. We lease these premises under a lease agreement which started on November 1, 2014 and under a recent revised agreement end on June 30, 2017. Current monthly lease payments are $21,000. The lease is guaranteed by our former chief executive officer.

We lease additional office space and a tasting room at 1512 SE 7th Avenue, Portland, Oregon 97214. This lease has a current monthly lease rate of $1,802 per month and expires on March 31, 2018.

We also lease retail space in shopping centers in the Portland, Oregon area. We lease a 1,300 square foot retail store in Clackamas Town Center (Happy Valley Town Center), under a 2-year lease expiring May 31, 2017 at a rate of $4,240 per month and percentage rent equal to 15% of the excess of net sales made at the retail space above $247,200 per year. In February 2017, we entered into a lease for a retail kiosk location in the Washington Square Center in Portland, and that lease expires February 2018. In February 2017, we entered into a lease for a retail store at Woodburn Outlet Mall, and that lease expires February 2018. Both Washington Square and Woodburn were temporary holiday locations during November and December of 2016 and we elected to convert them to permanent locations for 2017. Other holiday season locations with leases that expired December 31, 2016 included a kiosk in Pioneer Square Mall. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. Some of these stores will contain in-store tastings, which we believe will lead to additional product purchases.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings, however we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

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

2015 (OTC Markets)	High Bid	Low Bid
First quarter	$42.00	$35.00
Second quarter	41.40	30.80
Third quarter	44.60	5.98
Fourth quarter	9.80	3.20

2016 (OTC Markets)	High Bid	Low Bid
First quarter	$6.00	$2.99
Second quarter	3.28	0.93
Third quarter	2.10	1.60
Fourth quarter	2.45	1.50

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy Suite 300, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (800) 785-7782).

As of March 31, 2017, there were 8,925,935 shares of our common stock outstanding, which were held by approximately 97 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

The Series A convertible preferred stock accrues dividends at a rate of 8% per annum, cumulative. Dividends are payable quarterly in arrears at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $500,000, to the extent permitted under applicable law out of funds legally available therefore. For ‘in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) 90% of the average of the per share market values during the twenty (20) trading days immediately preceding a dividend date.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2016:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	471,250	$2.56	371,897
Equity compensation plans not approved by security holders	—	—	—
Total	471,250	$2.56	371,897

(1)	2015 Stock Incentive Plan. On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the plan is 150,000 shares, subject to adjustment. At December 31, 2016, there were 43,750 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

(2)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”) which replaces the 2015 Plan. The maximum number of shares of our common stock that may be issued under the 2016 Plan is 500,000 (on a post-reverse split basis), provided that, the number of shares of our common stock reserved for issuance under the 2016 Plan will automatically increase on January 1 of each year for a period of up to 10 years, commencing on January 1, 2017, in an amount equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, or a lesser number of shares determined by our Board of Directors. After taking into account the automatic increase described in the foregoing sentence, effective January 1, 2017, the aggregate number of shares of common stock that may be issued under the 2016 Plan is 869,149. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company's common stock on the date of grant. At December 31, 2016, there were 427,500 options and 69,752 RSU’s issued under the Plan outstanding, with vesting schedules varying between immediate and three (3) years from the grant date.

Non-plan Options

In October 2014, Eastside Distilling, LLC agreed to grant an option to purchase 50,000 shares of our common stock to a third-party consultant at an exercise price of $8.00 per share in consideration of services rendered, which agreement was assumed by us upon closing of our acquisition of Eastside Distilling on October 31, 2014. The option was granted on February 10, 2015 and expires on February 10, 2017.

Recent Sales of Unregistered Securities

The following lists set forth information regarding all securities sold or granted by the Registrant within the past year that were not registered under the Securities Act, and the consideration, if any, received by the Registrant for such securities:

On March 31, 2017, the Registrant issued units consisting of 576,923 shares of its common stock and 576,923 warrants to purchase common stock (collectively, the "Units") at a price of $1.30 per Unit for an aggregate of $750,000. The warrants are exercisable for three years from the date of issuance, and the exercise price per share of common stock is $2.50 per share (subject to adjustment). The closing of the Units on March 31, 2017 represented an initial closing of the Company’s private offering as described in the Registrant's Form 8-K filed on March 27, 2017. The shares of common stock were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The investors are "accredited investors" as such term is defined in Regulation D. The securities are non-transferable in the absence of an effective registration statement under the Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

During the year ended 2016, the Registrant has issued 79,685 shares of our common stock, net, to consultants in consideration of services rendered. The Registrant did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

From October 1, 2016 to December 30, 2016, the Registrant issued 427,500 stock options and 53,449 RSU’s to employees under the 2016 Equity Incentive Plan.

On December 30, 2016, the Registrant closed a private placement in which it issued an aggregate of 800,000 units at a per unit price of $1.30, each unit consisting of one share of the Registrant’s common stock, par value $0.0001 and a three-year warrant to acquire one share of the Registrant’s common stock at an exercise price of $2.50 per share. The units were sold to 30 accredited investors for aggregate gross cash proceeds of $1,040,000 pursuant to separate subscription agreements entered into with each investor. The units were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) and Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The investors are “accredited investors” as such term is defined in Regulation D. The securities are non-transferable in the absence of an effective registration statement under the Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

Effective December 30, 2016, the Registrant issued 886,538 shares of its common stock to 10 accredited investors upon exercise of outstanding warrants in exchange for principal reduction in the Registrant’s outstanding promissory notes issued to investors between June 2016 and October 2016. The warrant exercise resulted in a reduction in the principal amount of promissory notes of $1,152,499.40. The warrants’ original exercise price of $2.00 per share had been temporarily reduced to $1.30 per share through December 31, 2016 to induce holders to exercise their outstanding warrants. The securities are non-transferable in the absence of an effective registration statement under the Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

Effective December 30, 2016, the Registrant issued 429,146 shares of its common stock to five accredited investors upon exercise of outstanding warrants, raising $557,889.70 in cash proceeds. The warrants’ original exercise price of $2.00 per share had been temporarily reduced to $1.30 per share through December 31, 2016 to induce holders to exercise their outstanding warrants. The issuance was exempt pursuant to Section 4(a)(2) of the Securities Act. The securities are non-transferable in the absence of an effective registration statement under the Securities Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

Effective December 31, 2016, the Registrant issued 135,635 shares of its common stock to thirteen accredited investors upon exercise of outstanding warrants, raising $176,325.5 in cash proceeds. The warrants’ original exercise price of $2.00 per share had been temporarily reduced to $1.30 per share through December 31, 2016 to induce holders to exercise their outstanding warrants. The issuance was exempt pursuant to Section 4(a)(2) of the Securities Act. The securities are non-transferable in the absence of an effective registration statement under the Securities Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

From October 19, 2016 to November 21, 2016, the Registrant issued $450,000 of principal amount of 8% promissory notes and warrants to purchase shares of its common stock to accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $450,000. The notes have a 2-year maturity date and bear interest at the eight percent (8%) per annum. The notes were issued with warrants to purchase up to 225,000 shares of our common stock at an exercise price of $2.00 per share. The number of warrant shares underlying each warrant are equal to the principal amount of the promissory note subscribed for by a Subscriber multiplied by one-half (0.5). The warrants will be exercisable for three (3) years after the closing date. The issuance and sale of the promissory notes, the warrants, and the warrant shares were not registered under the Securities Act of 1933 and were offered in reliance on the exemption from registration afforded by Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

On September 19, 2016, the Registrant issued $900,000 of principal amount of 8% promissory notes and warrants to purchase shares of our common stock to accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $900,000. The notes have a September 19, 2018 maturity date and bear interest at the eight percent (8%) per annum. The notes were issued with warrants to purchase up to 450,000 shares of our common stock at an exercise price of $2.00 per share. The number of warrant shares underlying each warrant are equal to the principal amount of the promissory note subscribed for by a subscriber multiplied by one-half (0.5). The warrants will be exercisable for three (3) years after the closing date. The issuance and sale of the promissory notes, the warrants, and the warrant shares will not be registered under the Securities Act of 1933 and are being offered in reliance on the exemption from registration afforded by Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

On July 19, 2016, the Registrant issued 5-year warrants to purchase 8,980 shares of our common stock to certain placement agents in consideration of services rendered in connection with our prior private placement offering of series A preferred stock and warrants. The Registrant did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

On July 7, 2016, the Registrant issued 12,802 shares of its common stock in consideration of $17,759 in accrued and unpaid dividends due at June 30, 2016 for our outstanding Series A Preferred Stock. The Registrant did not receive any proceeds from these issuances. The issuances were exempt pursuant to Section 4(a)(2) and/or Rule 506 of Regulation D of the Securities Act of 1933, as amended.

From June 30, 2016 to July 7, 2016, the Registrant issued $350,000 of principal amount of 8% promissory notes and warrants to purchase shares of its common stock to accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $350,000. The notes have a June 30, 2018 maturity date and bear interest at the eight percent (8%) per annum. The notes were issued with warrants to purchase up to 175,000 shares of our common stock at an exercise price of $2.00 per share. The number of warrant shares underlying each warrant are equal to the principal amount of the promissory note subscribed for by a Subscriber multiplied by one-half (0.5). The warrants will be exercisable for three (3) years after the closing date. The issuance and sale of the promissory notes, the warrants, and the warrant shares were not registered under the Securities Act of 1933 and were offered in reliance on the exemption from registration afforded by Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

From June 4, 2016 to June 22, 2016, the Registrant conducted closings for the sale of 2,000,000 units to accredited investors at a price of $1.00 per common unit for an aggregate cash purchase price of $2,000,000 (of which a closing for the sale of 900,000 common units for a purchase price of $900,000 occurred on June 22, 2016). Each common unit consisted of (i) 1 share of the Registrant’s common stock and (ii) one warrant, exercisable for 3-years, to purchase one (1) share of common stock at an exercise price of $2.00 per whole share. The issuance and sale of the common units, the common stock, the Warrants, and the warrant shares were not registered under the Securities Act of 1933 and were being offered in reliance on the exemption from registration afforded by Section 4(a)(2) and/or Rule 506 of Regulation D thereunder.

From April 20, 2016 to June 3, 2016, the Registrant issued 343,873 shares of its common stock upon conversion of a 14% convertible promissory note. The aggregate principle amount of this note that was converted was $196,503.

From April 4, 2016 to June 17, 2016, the Registrant conducted closings for 972 units to 13 accredited investors at a price of $1,000 per Unit for an aggregate purchase price of $972,000, of which (i) 499 units were purchased for cash (ii) 423 units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 units were purchased in consideration of cancellation of outstanding indebtedness. Each unit consisted of (i) 1 share of the Registrant’s Series A Convertible Preferred Stock convertible into shares of common stock, $0.0001 par value per share at a rate of $3.00 per share, and (ii) one warrant, exercisable for 3-years, to purchase three hundred thirty three (333) shares of Common Stock at an exercise price of $3.60 per whole share. The Registrant received gross proceeds of $499,000 from the sale of the 499 Units for cash. The issuance and sale of the shares of the units, shares of Series A Convertible Preferred Stock, warrants, and underlying stock were not registered under the Securities Act of 1933, as amended and were sold in reliance on exemptions from the registration requirements of the Securities Act afforded by Rule 506 of Regulation D thereunder based on the following facts: each of the purchasers has represented that it is an accredited investor as defined in Regulation D and that it is acquiring the securities for its own account and not with a view to or for distributing or reselling the Securities and that it has sufficient investment experience to evaluate the risks of the investment; the Registrant used no advertising or general solicitation in connection with the issuance and sale of the Securities; and the securities were issued as restricted securities with a legend stating the shares have not been registered under the Securities Act and setting forth or referring to the restrictions on transferability and the sale of the shares under the Securities Act.

In December 2015, we entered into consulting agreements under which we agreed to issue and aggregate of 2,500 shares of common stock to a third party consultant in consideration of services provided. We did not receive any proceeds for the issuance of these shares. These shares were issued effective February 18, 2016. The issuance of these shares was exempt from registration under the Securities Act pursuant to the exemption afforded by Rule 4(a)(2) of the Securities Act.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, general solicitation or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act as stated above. The Registrant believes that the Section 4(a)(2) exemption applies to certain of the transactions described above because such transactions were predicated on the fact that the issuances were made only to investors who (i) confirmed to the Registrant in writing that they are accredited investors, or if not accredited, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their investment; and (ii) either received adequate business and financial information about the Registrant or had access, through their relationships with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Item 6. SELECTED FINANCIAL DATA

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no firm assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth above and the other information set forth in this Form 10-K.

Overview

We are a Portland, Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka and rum. As a small business in the large, international spirits marketplace dominated by massive conglomerates, we rely heavily on our creativity. Our mission is to be an innovator in creating spirits that offer better value than comparable spirits, for example our Burnside Bourbon and Portland Potato Vodka, and in creating imaginative spirits that offer an unusual taste experience, for example our cold-brewed coffee rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liquor. Our strategy is to expand from our local base in the Pacific Northwest by using major spirits distributors, such as Southern Glazer Wines and Spirits, to address the demand for premium and high-end craft spirits. In late 2016, to aid us in this strategy, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, and tasked them with reviewing our current product portfolio, as well as our new ideas, and advising us on marketing, creation of brand awareness and product positioning, locally and nationally. We also intend to capitalize on our uniqueness as a publicly-traded craft spirit producer, with access to the public markets, to support our growth, including by making strategic acquisitions.

Recent Developments

Production Facility Change.  On February 13, 2017, the Company announced it had completed negotiations to sublease a new manufacturing space that will improve operational efficiencies and reduce cost of goods sold. This followed an amendment to our existing facilities that allowed for an early lease termination in June of this year. Thus, we expect this transition and corresponding cost improvements to begin impacting operations in July of this year.

Expansion of Retail tasting rooms.  On February 7, 2017, the Company announced the expansion of additional tasting rooms, with the addition of a kiosk at Washington Square Mall and a "pop up" tasting room at Woodburn Premium Outlets, located in Portland and Woodburn, respectively. This enables the Company to have an expanded retail presence in Oregon throughout 2017.

Engagement of new Branding and Marketing firm.  On January 18, 2017, the Company announced it had engaged Sandstrom Partners, Inc, a Portland, Oregon based firm recognized as a preeminent player in spirits brand development, with their work appearing in nearly every national and international design competition.  Eastside intends to use Sandstrom's full range of brand development services, including research, strategy, brand identity, package design, environments, advertising, as well as digital design and development with the goal of increasing Eastside's brand value to further accelerate sales.

Equity Offering and Warrant Exercise. On December 30, 2016, we completed the closing of two private financings, both a new private placement of units and the exercise of outstanding warrants for cash and debt reduction.  In these two financings, the Company received $1.6 million in cash as well as reduced outstanding notes payable by $1.15 million. In addition, during the first quarter of 2017, we raised an additional $967,750 in the form of a private placement of units, as well as the exercise of outstanding warrants. These funding transactions helped to strengthen the Company’s balance sheet heading into 2017.

Corporate Information

Our executive offices are located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

Results of Operations

Overview

Fiscal year 2016 represented an important year of progress for Eastside.  Major achievements or milestones included:

•	As a result of efforts to expand the brands nationally, wholesale sales outside of Oregon grew at a faster rate to their highest level as a percentage of total sales.
•	The Company positioned the brands for international sales with approvals in Canada and China and in the fourth quarter successfully shipped its first international order to Canada.
•	The Company continued to build its footprint in Oregon with strong sales growth; achieving the rank of #3 spirits producers in the state of Oregon.
•	The Company completed several funding transactions during the year, including one at year end that helped bolster the balance sheet to support various growth initiatives.
•	Engaged a local, top-tier, branding and marketing company to assist in further brand development and promotion.
•	The Company completed a reverse stock split, enhanced the board and management structure, and established improved corporate governance and board committee controls and procedures.

As we look ahead to 2017, the Company believes it is well positioned to continue its aggressive expansion efforts and drive further successes for both the company and stock. While we have become the third largest spirits company in Oregon, there remains substantial opportunities and we expect Oregon, our largest market, to continue to grow at a strong pace. In addition, as we continue to work closely with major distributors, we expect both our national and international sales efforts to increase at a rapid pace and become a larger percentage of our overall business.

In later part of 2016 and into early 2017, we also began efforts to improve our cost structure after having invested heavily during 2015 and much of 2016 to position the company. We expect this to be an ongoing effort and one that does not impact our growth prospects, but rather helps improve our bottom line performance as we move forward.

Year Ended December 31, 2016 Compared to the Year Ended December 31, 2015

Our sales for the year ended December 31, 2016 increased to $3,042,527, or approximately 31%, from $2,326,664 for the year ended December 31, 2015.

	2016		2015
Wholesale	$1,858,472	61%	$982,469	42%
Retail / Special Events	1,184,055	39%	1,344,195	58%
Total	$3,042,527	100%	$2,326,664	100%

The increase in sales in the year ended 2016 is primarily attributable to our increased national distribution as well as further wholesale sales traction within the Pacific Northwest. Retail / special events sales declined during the year primarily due to fewer retail locations operating during 2016.

Excise taxes, customer programs and incentives for the year ended December 31, 2016 increased to $934,221, or approximately 50%, from $624,046 for the comparable 2015 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the year. In addition, customer programs and incentives increased due to our increased national distribution.

During the year ended December 31, 2016, cost of sales increased to $1,280,344, or approximately 47%, from $870,390 for the year ended December 31, 2015. The increase is primarily attributable to the costs associated with our increased liquor sales in the year. The cost of sales we reported in both 2016 and 2015, however, are not typical of our expected future results because the product costs in both years are based on smaller production lots, and do not reflect the economies of scale that we anticipate as we move into our new production facility in 2017 and continue to scale our operations.

Gross profit is calculated by subtracting the cost of products sold from net sales. Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit (in thousands of dollars) and gross margin in the years ended December 31, 2016 and 2015:

	Year Ended December 31,
	2016	2015

Gross profit	$828	$832
Gross margin	39%	49%

Our gross margin of 39% of net sales in the year ended December 31, 2016 declined from our gross margin of 49% for the year ended December 31, 2015 primarily due to higher customer programs and incentives from the national product expansion, higher raw material costs experienced during the year and to a lesser extent product mix.

Advertising, promotional and selling expenses for the year ended December 31, 2016 increased to $1,244,152 or approximately 35% from $923,310 for the year ended December 31, 2015. This increase is primarily due to our efforts to expand our product sales nationally.

General and administrative expenses for the year ended December 31, 2016 increased to $3,881,771, or approximately 13%, from $3,450,436 for the year ended December 31, 2015. This increase is primarily due to increased legal, accounting, and professional costs related to our various financing efforts in 2016, and higher stock-based compensation expense in 2016.

Other expense was $901,658 for the year ended December 31, 2016, compared to $59,548 for the year ended December 31, 2015, an increase of 1414%. This increase was primarily due to an increase in interest expense and amortization of debt discounts of $750,010 pertaining to the 2016 debt financings.

Net loss available to common shareholders during the year ended December 31, 2016 was $5,251,293 as compared to a loss of $3,601,066 for the year ended December 31, 2015. Our net loss was primarily attributable to our increased selling, general and administrative expenses relating to increased national sales distribution expenses, as well as increased legal, accounting and professional costs during 2016, which amounts were offset by our increased gross profit during the year.

Liquidity and Capital Resources

Year Ended December 31, 2016

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for such purposes have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers, convertible debt and equity financings.

Historically, the Company has funded its cash and liquidity needs through convertible notes, extended credit terms, and equity raisings. For the years ended December 31, 2016 and 2015, the Company incurred a net loss of approximately $5.3 and $3.6 million in 2016 and 2015, respectively, and has an accumulated deficit of approximately $12.8 million as of December 31, 2016. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2016, the Company raised approximately $5.9 million from cash flow from financing activities to meet cash flows used in operating activities.

At December 31, 2016, the Company has approximately $1.1 million of cash on hand with a positive working capital of $1.4 million. The Company’s ability to meet their ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, reduce headcount, reduce rent and increase sales. In addition, through March 31, 2017, the Company has raised an additional $967,750 in cash through equity offerings (see Note 14, Subsequent Events). Also in March 2017, the Company acquired a small distillery bottling and production support business (stock purchase transaction) that is expected to improve operating results (see Note 14, Subsequent Events). Management believes that cash on hand and the most recent equity raise and acquisition will be sufficient to meet their operating activities to meet their near-term cash needs over the next twelve months.

The Company’s cash flow related information for the years ended December 31, 2016 and 2015 follows:

The Company’s cash flow related information for the years 2016 and 2015 are as follows:

	2016	2015
Net cash flows provided by (used in):
Operating activities	$(4,954,671)	$(1,187,778)
Investing activities	(9,202)	(50,076)
Financing activities	5,910,622	296,881

Operating Activities

In 2016, the net loss plus non-cash adjustments used was approximately $4.1 million compared to using $2.7 million in 2015. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2016 as compared to 2015. Non-cash adjustments in the aggregate were about $0.2 million higher in 2016. In addition, a $0.1 million inventory build, a $0.2 million build in receivables and $0.3 million build in accrued liabilities offset by a $0.8 million decrease in accounts payable in 2016.

In 2015, the inventory build was $0.3 million offset by build-up of accounts payable of $1.1 million and accrued liabilities of $0.5 million and a reduction of prepaid expenses and other assets of $0.2 million.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $9,202 and $50,076 were incurred in 2016 and 2015 respectively.

Financing Activities

During 2016, operating losses and working capital needs discussed above were met by raising equity financing from preferred stock of $0.4 million, common stock of $3.0 million, proceeds from convertible notes payable of $1.9 million and the proceeds from the exercise of warrants for $0.7 million offset by the payments on convertible notes payable of $0.1 million.

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

From October 19, 2016 to November 21, 2016, we issued $450,000 of principal amount of 8% promissory notes and warrants to purchase shares of its common stock to accredited investors. The aggregate gross proceeds from the sale of the notes and warrants were $450,000. The notes have a 2-year maturity date and bear interest at the eight percent (8%) per annum. The notes were issued with warrants to purchase up to 225,000 shares of our common stock at an exercise price of $2.00 per share. The number of warrant shares underlying each warrant are equal to the principal amount of the promissory note subscribed for by a Subscriber multiplied by one-half (0.5). The warrants will be exercisable for three (3) years after the closing date. The proceeds are being used for working capital and general corporate purposes.

Common Stock and Warrant Unit Financing

From June 4, 2016 to June 22, 2016, we conducted closings for the sale of 2,000,000 units (“Common Units”) to accredited investors at a price of $1.00 per Common Unit for an aggregate cash purchase price of $2,000,000. Each Common Unit consists of (i) 1 share of our Common Stock and (ii) one Warrant (the “Warrants”), exercisable for 3-years, to purchase one (1) share of Common Stock at an exercise price of $2.00 per whole share (the “Warrant Shares”).

We used approximately $100,000 of the proceeds received to prepay in full that certain 14% Secured Convertible Promissory Note dated May 13, 2016 in the original principal amount of $219,200. The prepayment amount for this note referred to in our Current Report in Form 8-K dated June 1, 2016 was reduced due to the note holder’s conversion of principal under this note into shares of our common stock following receipt of the prepayment notice, as permitted under the terms of such note. We used approximately $308,975 to prepay in full that certain 14% Secured Convertible Promissory Note dated May 13, 2016 in the original principal amount of $302,647 and approximately $130,594 to repay in full the remaining amounts due under that certain 5% Convertible Promissory Note in the original principal amount of $150,000, which was paid subsequent to the June quarter end. The remaining proceeds are being used for inventory purchases and for working capital and general corporate purposes.

Series A Convertible Preferred Stock and Warrant Financing

From April 4, 2016 to June 17, 2016, we conducted closings for 972 units (“Units”) to 15 accredited investors and 1 unaccredited investor at a price of $1,000 per Unit for an aggregate purchase price of $972,000, of which (i) 499 Units were purchased for $499,000 in cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness.  Each Unit consists of (i) 1 share of our Series A Convertible Preferred Stock convertible into shares of our common stock, $0.0001 par value per share (“Common Stock”) at a rate of $1.50 per share and (ii) one Warrant, exercisable for 3-years, to purchase six hundred sixty-seven (667) shares of Common Stock at an exercise price of $2.00 per whole share.  We received gross proceeds of $499,000 from the sale of the 499 Units for cash. We used $69,528 of these proceeds as payment for non-exclusive placement agent fees to FINRA registered broker-dealers.   In addition, approximately $25,000 was used to repay outstanding indebtedness under 5% promissory notes.  The remaining proceeds are being used for working capital and general corporate purposes and to fund growth opportunities.

Convertible Notes

On September 10, 2015, we issued and sold a convertible promissory note bearing interest at 14% per annum in the principal amount of $275,000 to WWOD Holdings, LLC, an accredited investor (“WWOD”). This note has a maturity date of May 10, 2016 and an original issue discount of $33,500. Accordingly, we received gross proceeds of $241,500. After paying the investors expenses, we received net proceeds of $239,000, which proceeds were used for working capital and general corporate purposes. The conversion price for this note is equal to the lesser of (i) the Fixed Conversion Price (currently $3.00) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. This note contains certain covenants and restrictions including, among others, that for so long as this note is outstanding we will not incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. The note is secured by all of our assets.

On April 14, 2016, we entered into an Amendment Agreement with WWOD and MR Group I, LLC (“Investor”). The Amendment Agreement amends that certain securities purchase agreement on September 10, 2015 (the “Existing SPA”), with WWOD pursuant to which we issued and sold to WWOD a convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Initial Note”). The Amendment Agreement amended the Existing SPA to reflect an additional closing under the Existing SPA (as amended by the Amendment Agreement the “Amended SPA”) pursuant to which we issued and sold to Investor a convertible promissory note dated April 18, 2016, bearing interest at 14% per annum in the principal amount of $300,000 (the “Additional Note”, together with the Initial Note, the “Notes”). The Additional Note was issued on April 18, 2016 and has a maturity date of January 18, 2017 and an original issue discount of $100,000; provided, however, that in the event that we consummate the additional proposed $2 million financing with Investor for which we have executed a non-binding term sheet (the “Subsequent Placement”), $200,000 of aggregate principal of the Additional Note, together with any accrued, and unpaid, interest then outstanding under the Additional Note, shall be applied, on a dollar-for-dollar basis, to reduce the purchase price of the Investor in such Subsequent Placement and upon the closing of such Subsequent Placement and such application, the remainder of the Additional Note then outstanding shall be deemed cancelled for no additional consideration. Accordingly, we received gross proceeds from the Investor of $200,000. After paying $15,000 of the Investor’s expenses in connection with the Amended SPA (with payment of the remaining expenses deferred), we received net proceeds of $185,000, which is to be used for working capital and general corporate purposes. Concurrent with the SPA, WWOD contributed the Initial Note to Investor. Following issuance of the Additional Note, the aggregate principal amount of Notes issued under the Amended SPA is $575,000, both of which are now held by the Investor. In connection with the issuance of the Additional Note, we entered into an Amended and Restated Security and Pledge Agreement dated April 18, 2016 pursuant to which the Notes are secured by all of our assets. We have agreed to repay the Additional Note in six installments (“Amortization Payments”) at set forth in the Amortization Schedule attached to the Note beginning 30th day after issuance and each 30-days thereafter. However, failure to make any Amortization Payment will not be deemed an event of default under the Additional Note. In addition, the Additional Note can be prepaid at any time until the date immediately preceding the Maturity Date. The Additional Note is convertible into common stock at a conversion price is equal to the lesser of (i) the Fixed Conversion Price (currently $8.00) or (ii) 65% of the lowest trading price of our common stock during the 5-trading days prior to conversion. The Additional Note contains certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the note include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note.

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

In connection with the issuance of the Exchange Notes, we entered into a Security and Pledge Agreement dated May 13, 2016 pursuant to which the Exchange Notes are secured by all of our assets. The Exchange Notes can be prepaid at any time until the date immediately preceding their respective Maturity Dates. The Exchange Notes are convertible into common stock at a conversion price equal to the lesser of (i) the Fixed Conversion Price (currently $3.00 for the Note and $8.00 for the Second Note) or (ii) 65% of the lowest trading price of our common stock during the (i) 5-trading days prior to conversion (for conversions on or before May 22, 2016 or (ii) 10-trading days prior to conversion (for conversions after May 22, 2016). The Exchange Note contains certain covenants and restrictions including, restrictions on our ability to incur indebtedness, permit liens, pay dividends or dispose of certain assets. Events of default under the Exchange Notes include, among others, failure to pay principal or interest on the note or comply with certain covenants under the note. We will be required to repay the Exchange Notes at 133% upon an event of default. We prepaid each of the Exchange Notes in June 2016.

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

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires the Company to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that the Company believes to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Revenue Recognition

Net sales includes product sales, less excise taxes and customer programs and incentives. The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Sales received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $136,786 and $3,184 in 2016 and 2015, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from Eastside’s distribution facilities to customers are recorded in cost of sales.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2016, three distributors represented 91% of trade receivables. At December 31, 2015, one distributor, the Oregon Liquor Control Commission (OLCC), represented 67% of trade receivables. Sales to two distributors accounted for approximately 46% of consolidated sales for the year ended December 31, 2016. Sales to one distributor, the OLCC, accounted for approximately 32% of consolidated sales for the year ended December 31, 2015.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2016 and 2015.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $297,000 and $389,000 for the years ended December 31, 2016 and 2015, respectively, and is included in advertising, promotional and selling expenses in the accompanying statements of income.

Excise Taxes

The Company is responsible for compliance with the TTB regulations which includes making timely and accurate excise tax payments. Eastside is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $797,435 and $620,862 in 2016 and 2015, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $374,687 and $140,370 in 2016 and 2015, respectively.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Item 7A QUANTITATIVE AND QUALITATIVE DISLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

Item 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Board of Directors and
Stockholders of Eastside Distilling, Inc. and Subsidiary

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. and Subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for the two years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Eastside Distilling, Inc. and Subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

/s/ BPM LLP

San Francisco, California
March 31, 2017

Eastside Distilling, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2016 and 2015

	2016	2015
Assets
Current assets:
Cash	$1,088,066	$141,317
Trade receivables	344,955	142,206
Inventories	780,037	683,824
Prepaid expenses and current assets	187,714	163,506
Total current assets	2,400,772	1,130,853
Property and equipment, net	99,216	112,005
Deposits	48,000	49,000
Total Assets	$2,547,988	$1,291,858

Liabilities and Stockholders' Equity (Deficit)
Current liabilities:
Accounts payable	$457,034	$1,300,532
Accrued liabilities	523,702	563,814
Deferred revenue	2,126	727
Current portion of notes payable	4,537	4,098
Related party note payable	-	12,500
Convertible notes payable - net of debt discount	-	455,958
Total current liabilities	987,399	2,337,629
Notes payable - less current portion and debt discount	427,756	17,842
Total liabilities	1,415,155	2,355,471

Commitments and contingencies (Note 9)

Stockholders' equity (deficit):
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 300 and 0 shares issued and outstanding at December 31, 2016 and 2015, respectively (liquidation value of $750,000 at December 31, 2016)	245,838	-
Common stock, $0.0001 par value; 45,000,000 shares authorized; 7,627,512 and 2,309,750 shares issued and outstanding at December 31, 2016 and 2015, respectively	764	231
Additional paid-in capital	13,699,275	6,497,907
Accumulated deficit	(12,813,044)	(7,561,751)
Total stockholders' equity (deficit)	1,132,833	(1,063,613)
Total Liabilities and Stockholders' Equity (Deficit)	$2,547,988	$1,291,858

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Operations

Years ended December 31, 2016 and 2015

	2016	2015
Sales	$3,042,527	$2,326,664
Less excise taxes, customer programs and incentives	934,221	624,046
Net sales	2,108,306	1,702,618
Cost of sales	1,280,344	870,390
Gross profit	827,962	832,228
Operating expenses:
Advertising, promotional and selling expenses	1,244,152	923,310
General and administrative expenses	3,881,771	3,450,436
Loss from operations	(4,297,961)	(3,541,518)
Other income (expense), net
Interest expense	(862,468)	(112,458)
Gain on spin-off of subsidiary	-	52,890
Other income (expense)	(39,190)	20
Total other expense, net	(901,658)	(59,548)
Loss before income taxes	(5,199,619)	(3,601,066)
Provision for income taxes	-	-
Net loss	(5,199,619)	(3,601,066)

Dividends on convertible preferred stock	(51,674)	-

Net loss available to common shareholders	$(5,251,293)	$(3,601,066)

Basic and diluted net loss per common share	$(1.40)	$(1.57)

Basic and diluted weighted average common shares outstanding	3,741,842	2,287,518

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Stockholder's (Deficit) Equity

Years ended December 31, 2016 and 2015

	Convertible Series A						Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)
Balance, January 1, 2015	-	$-	2,275,625	$227	$5,542,566	$(3,960,685)	$1,582,108
Issuance of common stock in exchange for services, net of issuance costs	-	-	27,792	3	671,972	-	671,975
Stock-based compensation	-	-	-	-	140,370	-	140,370
Shares issued for payoff of trade debt, net	-	-	6,333	1	142,999	-	143,000
Net loss	-	-	-	-	-	(3,601,066)	(3,601,066)
Balance, December 31, 2015	-	-	2,309,750	231	6,497,907	(7,561,751)	(1,063,613)
Issuance of common stock, net of issuance cost of $23,762, with detachable warrants	-	-	2,800,000	280	3,015,958	-	3,016,238
Issuance of common stock from warrant exercise for cash	-	-	564,781	57	734,159	-	734,216
Issuance of common stock for services rendered	-	-	115,184	12	284,266	-	284,278
Issuance of Series A convertible Preferred stock, net of issuance cost of $69,528, with detachable warrants	972	756,835	-	-	145,637	-	902,472
Stock-based compensation	-	-	63,499	6	374,681	-	374,687
Issuance of common stock for note payable	-	-	1,230,411	123	1,348,879	-	1,349,002
Issuance of detachable warrants on notes payable	-	-	-	-	506,622	-	506,622
Cummulative dividend on Series A preferred	-	51,674	-	-	-	(51,674)	-
Issuance of common stock for Series A preferred dividend	-	(17,759)	12,802	1	17,758	-	-
Common shares issued for preferred conversion	(672)	(544,912)	531,000	53	544,859	-	-
Beneficial conversion feature of convertible debt	-	-	-	-	228,550	-	228,550
Adjustment of shares for reverse stock-split	-	-	85	1	(1)	-	-
Net loss	-	-	-	-	-	(5,199,619)	(5,199,619)
Balance, December 31, 2016	300	$245,838	7,627,512	$764	$13,699,275	$(12,813,044)	$1,132,833

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31, 2016 and 2015

	2016	2015
Cash Flows From Operating Activities
Net loss	$(5,199,619)	$(3,601,066)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	21,991	19,277
Amortization of debt issuance costs	116,750	16,750
Amortization of beneficial conversion feature	228,550	-
Issuance of common stock in exchange for services	265,065	671,920
Issuance of common stock for payoff of trade debt	19,212	142,987
Stock-based compensation	374,687	140,370
Cummulative dividend on preferred stock	39,200
Gain on spin-off of subsidiary	-	(52,890)
Changes in operating assets and liabilities:
Trade receivables	(202,749)	(4,265)
Inventories	(96,213)	(306,804)
Prepaid expenses, current assets and deposits	(23,208)	155,391
Accounts payable	(843,498)	1,133,166
Accrued liabilities	343,762	502,074
Deferred revenue	1,399	(4,688)
Net cash used in operating activities	(4,954,671)	(1,187,778)
Cash Flows From Investing Activities
Purchases of property and equipment	(9,202)	(50,076)
Net cash used in investing activities	(9,202)	(50,076)
Cash Flows From Financing Activities
Proceeds from preferred stock, net of issuance costs of $69,528, with detachable warrants	429,572	-
Proceeds from common stock, with detachable warrants - related party	565,000	-
Proceeds from common stock, net of issuance costs of $23,762, with detachable warrants	2,451,238	-
Payments on convertible notes payable	(141,904)	(4,892)
Proceeds from notes payable with warrants issued - related party	295,000	-
Proceeds from notes payable with warrants issued	1,405,000	-
Proceeds from convertible notes payable, net of issuance costs	185,000	289,273
Proceeds from (repayment of) related party note payable	(12,500)	12,500
Proceeds from warrant exercise - related party	50,000	-
Proceeds from warrant exercise	684,216	-
Net cash provided by financing activities	5,910,622	296,881
Net increase (decrease) in cash	946,749	(940,973)
Cash - beginning of year	141,317	1,082,290
Cash - end of year	$1,088,066	$141,317

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$91,237	$4,593
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Financing Activity
Stock issued for payment of trade debt	$19,212	$-
Series A preferred issued in exchange of compensation - related party	$423,000	$-
Series A preferred issued in exchange of debt	$50,000	$-
Common stock issued in exchange of notes payable	$196,330	$-
Common stock issued in exchange for dividend	$17,759	$-
Stock-based compensation recorded as prepaid expenses and other long-term assets	$-	$65,625
Conversion of accounts payable to common stock	$-	$142,987
Exchange of warrant exercise used to repay notes payable - related party	$169,999
Exchange of warrant exercise used to repay notes payable	$401,148	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

1.	Description of Business

We are a Portland, Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka and rum. As a small business in the large, international spirits marketplace dominated by massive conglomerates, we rely heavily on our creativity. Our mission is to be an innovator in creating spirits that offer better value than comparable spirits, for example our Burnside Bourbon and Portland Potato Vodka, and in creating imaginative spirits that offer an unusual taste experience, for example our cold-brewed coffee rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liquor. Our strategy is to expand from our local base in the Pacific Northwest by using major spirits distributors, such as Southern Glazer Wines and Spirits, to address the demand for premium and high-end craft spirits. In late 2016, to aid us in this strategy, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, and tasked them with reviewing our current product portfolio, as well as our new ideas, and advising us on marketing, creation of brand awareness and product positioning, locally and nationally. We also intend to capitalize on our uniqueness as a publicly-traded craft spirit producer, with access to the public markets, to support our growth, including by making strategic acquisitions.

We currently sell our products in 22 states (Oregon, California, Washington, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, Rhode Island, New Hampshire, Maine, Idaho, Vermont and Maryland) as well as Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB).

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

On February 3, 2015, the Company entered into a Separation and Share Transfer Agreement (Share Transfer) with MWWD under which substantially all assets and liabilities of MWWD were transferred to Michael Williams in consideration of MWWD's and Mr. Williams' full release of all claims and liabilities related to MWWD and the MWWD business. Following the Share Transfer, MWWD ceased to be a subsidiary. As a result of the Share Transfer, the Company recorded a gain of $52,890, which is included in other income (expense) in the accompanying consolidated statement of operations for the year ended December 31, 2015. This gain is primarily the result of the transfer of net liabilities to Michael Williams. The results for the year ended December 31, 2015 referred to in these consolidated financial statements include both the results of Eastside and MWWD (through February 3, 2015).

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through convertible notes, extended credit terms, and equity raisings. For the years ended December 31, 2016 and 2015, the Company incurred a net loss of approximately $5.3 and $3.6 million in 2016 and 2015, respectively, and has an accumulated deficit of approximately $12.8 million as of December 31, 2016. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2016, the Company raised approximately $5.9 million in cash flow from financing activities to meet cash flow used in operating activities.

At December 31, 2016, the Company has approximately $1.1 million of cash on hand with a positive working capital of $1.4 million. The Company’s ability to meet their ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, reduce headcount, reduce rent, reduce professional fees and increase sales. In addition, through March 31, 2017, the Company has raised an additional $967,750 in cash through equity offerings (see Note 14, Subsequent Events).   Also in March 2017, the Company acquired a small distillery bottling and production support business (stock purchase transaction) that is expected to improve operating results (see Note 14, Subsequent Events). Management believes that cash on hand and the most recent equity raise and acquisition will be sufficient to meet their operating activities to meet their near-term cash needs over the next twelve months.

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

Years Ended December 31, 2016 and 2015

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

Revenue Recognition

Net revenue includes product sales, less excise taxes and customer programs and incentives. The Company records revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition - Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $136,786 and $3,184 in years 2016 and 2015, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from the Company’s distribution facilities to customers are recorded in cost of sales.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2016 and 2015.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2016, three distributors represented 91% of trade receivables. At December 31, 2015, one distributor, the Oregon Liquor Control Commission (OLCC), represented 67% of trade receivables. Sales to two distributors accounted for approximately 46% of consolidated net sales for the year ended December 31, 2016. Sales to one distributor, the OLCC, accounted for approximately 40% of consolidated net sales for the year ended December 31, 2015.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At December 31, 2016 and December 31, 2015, management has not elected to report any of the Company's assets or liabilities at fair value under the "fair value option" provided by GAAP.

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

None of the Company's assets or liabilities were measured at fair value at December 31, 2016 and 2015. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At December 31, 2016 and 2015, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2016 and 2015.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the "asset and liability method" for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2016 and 2015, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the "more-likely-than-not" recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2016 and 2015.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company's U.S. federal and state income tax returns for years prior to 2011.

Advertising

Advertising costs are expensed as incurred. Advertising expense was approximately $297,000 and $389,000 for the years ended December 31, 2016 and 2015, respectively.

Comprehensive Income

The Company does not have any reconciling other comprehensive income (expense) items for the years ended December 31, 2016 and 2015.

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $797,435 and $620,862 in years 2016 and 2015, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $374,687 and $140,370 in fiscal years 2016 and 2015, respectively.

Accounts Receivable Factoring Program

We use an accounts receivable factoring program with certain customer accounts. Under this program, we have the option to sell those customer receivables in advance of payment for 75% of the amount due. When the customer remits payment, we then receive the remaining 25%. We are charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices have recourse should the customer fail to pay the invoice. Thus, we record factored amounts as a liability until the customer remits payment and we receive the remaining 25% of the non-factored amount. During the year ended December 31, 2016, we factored invoices totaling $542,083 and received total proceeds of $406,562. At December 31, 2016, we had factored invoices outstanding of $171,150, and we incurred fees associated with the factoring program of $48,601 during 2016. Comparatively, during the year ended December 31, 2015, we factored invoices totaling $99,258 and received total proceeds of $74,444. At December 31, 2015, we had $17,601 in factored invoices outstanding, and we incurred fees associated with the factoring program of $5,867 during 2015.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company's consolidated financial statements.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company currently expects to adopt ASU 2014-09 in the first quarter of 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new guidance explicitly requires that management assess an entity's ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We have adopted as of December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective prospectively for the year beginning January 1, 2017. The Company is currently evaluating the impact of ASU 2015-11 and has preliminarily concluded that it will not have a significant impact on the consolidated financial statements.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2016 presentation with no changes to net loss or total stockholders' equity (deficit) previously reported.

4.	Inventories

Inventories consist of the following at December 31:

	2016	2015
Raw materials	$439,739	$415,953
Finished goods	340,298	248,713
Other	-	19,158
Total inventories	$780,037	$683,824

5.	Property and Equipment

Property and equipment consists of the following at December 31:

	2016	2015
Furniture and fixtures	$70,140	$64,288
Leasehold improvements	8,607	8,607
Vehicles	38,831	38,831
Construction In Progress	34,603	31,253
Total cost	152,181	142,979
Less accumulated depreciation and amortization	(52,965)	(30,974)
Total property and equipment, net	$99,216	$112,005

Depreciation and amortization expense totaled $21,991 and $19,277 for the years ended December 31, 2016 and 2015, respectively.

6.	Notes Payable

Notes payable consists of the following at December 31:

	2016	2015
Notes payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	$16,642	$21,940
Notes payable bearing interest at 8%. The notes have a 2-year maturity and are due at various dates between September 19, 2018 – October 19, 2018, and pay interest only on a monthly basis	547,500
Total notes payable	564,142	21,940
Less current portion	(4,537)	(4,098)
Less debt discount for detachable warrant	(131,849)
Total notes payable, less current portion and debt discount	$427,756	$17,842

Maturities on notes payable as of December 31, 2016, are as follows:

Year ending December 31:

2017	$4,537
2018	554,915
2019	4,690
Thereafter	-
$564,142

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

7.	Convertible Notes Payable

There were no convertible notes payable outstanding at December 31, 2016. At December 31, 2015, convertible notes payable consisted of three separate notes:

December 31, 2015
Convertible note bearing interest at 5% per annum in the principal amount of $150,000. The original maturity date of June 13, 2015 was extended to April 1, 2016 during the period ended December 31, 2015 and was further extended to July 1, 2016. The note was convertible into shares of the Company's common stock at a fixed conversion price of $8.00 per share. On July 1, 2016, the Company paid the outstanding amount under this Note, including interest in full.	$150,000

Secured Convertible promissory note, bearing interest at 14% per annum in the principal amount of $275,000 (the “Note”), payable in six installments (“Amortization Payments”) as set forth in an Amortization Schedule beginning the 30 th day after issuance and each 30-days thereafter. The Note is convertible at a price per share equal to the lesser of (i) the Fixed Conversion Price (currently $3.00) or (ii) 65% of the lowest trading price of the Company’s common stock during the 5 trading days prior to conversion. The note was issued with an original issue discount, which is amortized over the life of the loan. The Note is secured by all of the Company’s assets pursuant to the terms and conditions of an Amended and Restated Pledge and Security Agreement.(1)	272,708

Convertible note bearing interest at 0% per annum. The note was converted into Company's preferred equity financing on April 4, 2016.	50,000
Total convertible notes payable	472,708

Less discount on convertible debt	16,750

Total convertible notes payable – net of debt discount	$455,958

(1)	On April 14, 2016, this note (the “Initial Note”) was transferred to MR Group I, LLC (“Investor”). In addition, on April 14, 2016, the Company issued and sold to Investor a convertible promissory note dated April 18, 2016, bearing interest at 14% per annum in the principal amount of $300,000 (the “Additional Note”, together with the Initial Note, the “Notes”). The Additional Note had a maturity date of January 18, 2017 and an original issue discount of $100,000. On May 13, 2016, the Company entered into Exchange Agreement (the “Exchange Agreement”) with the Investor pursuant to which the Company (i) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $219,200 with an August 31, 2016 maturity date (the “Note”) in exchange for a previously issued 14% secured convertible promissory note dated September 10, 2015 in the original principal amount of $275,000 (with current outstanding principal and interest of $197,208 and $21,992, respectively) with a May 10, 2016 maturity date held by Investor and (ii) issued Investor a 14% secured convertible promissory note dated May 13, 2016 in the aggregate principal amount of $302,647 with an April 30, 2017 maturity date (the “Second Note”, together with the Note, the “Exchange Notes”) in exchange for a previously issued 14% secured convertible promissory note dated April 18, 2016 in the original principal amount of $300,000 (with current outstanding principal and interest of $300,000 and $2,647, respectively) with a May 10, 2016 maturity date held by Investor. During the June period, $196,330 of the note was converted into common shares. On June 6, 2016, the Company paid the remaining outstanding amount under this Note ($100,000) in full, and on June 28, 2016, the Company paid the outstanding amount under the Second Note ($306,378) in full.

Amortization of the debt discount and beneficial conversion feature of the convertible notes totaled $359,688 for the fiscal year ended December 31, 2016. Amortization of the debt discount was $16,750 for the year ended December 31, 2015 and was recorded as other expense in the consolidated statement of operations.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

8.	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the year ended December 31 were as follows:

	2016	2015
Expected federal income tax benefit	$(1,774,361)	$(1,200,378)
State income taxes after credits	(344,435)	(233,015)
Change in valuation allowance	2,118,795	1,442,900
Other	-	(9,507)
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at December 31 consisted of the following:

	2016	2015
Deferred tax assets:
Net operating loss carryforwards	$3,557,909	1,582,317
Stock-based compensation	213,181	61,050
Total deferred tax assets	3,771,090	1,643,367

Deferred tax liabilities:
Depreciation and amortization	(70,816)	(61,888)
Total deferred tax liabilities	(70,816)	(61,888)
Valuation allowance	(3,700,274)	(1,581,479)
Net deferred tax assets	$-	-

At December 31, 2016, the Company has a cumulative net operating loss carryforward (NOL) of approximately $3.6 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue code of 1986 and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

At December 31, 2016, future minimum lease payments required under the operating leases are approximately as follows:

For year ending December 31st:
2017	$297,000
2018	272,000
2019	278,000
2020	240,000
Total	$1,087,000

Total rent expense was approximately $416,000 and $384,000 for the years ended December 31, 2016 and 2015, respectively.

Legal Matters

We are not currently subject to any material legal proceedings, however we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

10.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. There were no dilutive common shares at December 31, 2016 and 2015. The numerators and denominators used in computing basic and diluted net loss per common share in 2016 and 2015 are as follows:

	December 31,
	2016	2015
Net loss available to common shareholders (numerator)	$(5,251,293)	$(3,601,066)
Weighted average shares (denominator)	3,741,842	2,287,518
Basic and diluted net loss per common share	$(1.40)	$(1.57)

11.	Issuance of Common Stock, Warrants and Convertible Preferred Stock

Reverse Stock Split

All shares related and per share information in these financial statements has been adjusted to give effect to the 20-for-1 reverse stock split of the Company’s common stock effected on October 18, 2016.

Issuance of Common Stock

In the year ended December 31, 2016, the Company issued 63,499 shares of common stock to employees for stock-based compensation of $153,996. Additionally, the Company had $220,691 of stock-based compensation expense related to stock options granted to employees and vested during the year ended December 31, 2016.

In the year ended December 31, 2016, the Company issued 115,184 shares of common stock to eight third-party consultants in exchange for services rendered and trade debt totaling $284,277.

In December, 2016, the Company issued 800,000 shares of its common stock for $1,040,000, including 800,000 warrants for common stock.

In December, 2016, the Company issued 564,781 shares of its common stock for warrant exercises totaling $734,216.

In December 2016, the Company issued 886,538 shares of its common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $1,152,499.

In December 2016, the Company issued 531,000 shares of its common stock upon conversion of 672 shares of preferred stock.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

In July 2016, the Company issued 12,802 shares of its common stock in consideration of $17,759 in accrued and unpaid dividends due at June 30, 2016 for its outstanding Series A Preferred.

From June 4, 2016 to June 22, 2016, the Company issued 2,000,000 shares of its common stock for $2,000,000, including 2,000,000 warrants for common stock, net of issuance costs of $23,762.

From April 20, 2016 to June 3, 2016, the Company issued 343,873 shares of its common stock upon conversion of a 14% convertible promissory note. The aggregate principal amount of this note that was converted was $196,503.

In December 2015, the Company entered into management consulting agreements under which it agreed to issue 2,500 shares of common stock to third-party consultants in exchange for services rendered of $10,500. These shares were issued effective February 18, 2016.

In November 2015, the Company entered into management consulting agreements under which it agreed to issue 4,500 shares of common stock to third-party consultants in exchange for services rendered of $17,100. These shares were issued in February 2016.

In October 2015, the Company entered into a consulting agreement under which it agreed to issue 5,000 shares of common stock to a consultant for services of $45,000. These shares have not been issued.

In August 2015, the Company issued 2,250 shares of common stock to employees valued at $42,750.

In August 2015, the Company issued 6,750 shares of common stock to two third-party consultants in exchange for services rendered of $128,250.

In July 2015, the Company issued 11,250 shares of common stock to two third-party consultants in exchange for services rendered of $479,250.

In April 2015, the Company issued 1,875 shares of common stock to a third-party consultant in exchange for services rendered of $65,625.

All shares were fully vested upon issuance.

Issuance of Convertible Preferred Stock

The Company has 100,000,000 shares available for issuance with 3,000 shares of Series A authorized as of December 31, 2016.

From April 4, 2016 to June 17, 2016, the Company sold 972 shares of its series A convertible preferred stock (“Series A Preferred”) for an aggregate purchase price of $972,000, of which (i) 499 Units were purchased for $499,000 in cash (ii) 423 Units were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 Units were purchased in consideration of cancellation of $50,000 of outstanding indebtedness net of issuance costs of $69,528.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

					Number of shares
	Shares	Shares Issued and	Net	Conversion	of common stock	Liquidation	Liquidation
	Authorized	Outstanding	Proceeds	Price/Share	Equivalents	Preference	Value/Share

Series A	3,000	50	$38,932	$1.50	33,333	$125,000	$2,500

Beneficial conversion feature

The Company evaluated the convertible note and determined that a portion of the note should be allocated to additional paid-in capital as a beneficial conversion feature, since the conversion price on the note as of March 10, 2016 was set at a discount to the fair market value of the underlying stock. As a result, a discount of $228,550 was attributed to the beneficial conversion feature of the note, which amount was then amortized fully during the year ended December 31, 2016.

Warrants

During the year ended December 31, 2016, the Company issued detachable warrants in connection to common stock, Series A preferred stock, and convertible notes payable to purchase 4,306,915 shares of common stock. The Company has determined the Warrants are classified as equity on the consolidated balance sheet as of December 31, 2016. The estimated fair value of the warrants after relative fair value allocation at issuance was $2,010,502, based on the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	1.03%
Expected term (in years)	3.0
Expected dividend yield	-
Fair value of common stock	$1.68

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2015	—	—	$—	$—

Granted	4,306,915		$2.06	$-
Exercised	(1,451,319)		1.30
Forfeited and cancelled	(315,301)		2.00	-

Outstanding at December 31, 2016	2,540,295	2.77 years	$2.16	$-

12.	Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the 2016 Plan). The total number of shares available for the grant of either stock options or compensation stock under the Plan is 500,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company's common stock on the date of grant. At December 31, 2016, there were 427,500 options and 53,449 RSU’s issued under the Plan outstanding, with vesting schedules varying between immediate and three (3) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 150,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company's common stock on the date of grant. At December 31, 2016, there were 43,750 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

The Company also issues, from time to time, options which are not registered under a formal option plan. At December 31, 2016, there were 50,000 options outstanding that were not issued under the Plan.

A summary of all stock option activity at and for the years ended December 31, 2016 and 2015 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2014	50,000	(1)	$8.00
Options granted	82,500	(2)	23.20
Options exercised	-		-
Options canceled	(22,500	)(2)	40.00
Outstanding at December 31, 2015	110,000		$12.80
Options granted	427,500	(3)	1.83
Options exercised	-		-
Options canceled	(16,250	)(3)	36.23
Outstanding at December 31, 2016	521,250		$3.08

Exercisable at December 31, 2016	144,973		$4.77

(1) Non-Plan options.

(2) 82,500 options granted under 2015 Stock Incentive Plan; 22,500 non-plan options, which were subsequently canceled under an agreement with the holder.

(3) 427,500 options granted under 2016 Equity Incentive Plan; 16,250 options were canceled under the 2015 Stock Incentive Plan.

The aggregate intrinsic value of options outstanding at December 31, 2016 was $60,900.

At December 31, 2016, there were 376,277 unvested options with an aggregate grant date fair value of $489,230. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is generally over a period of 6 to 36 months. The aggregate intrinsic value of unvested options at December 31, 2016 was $60,900. During the year ended December 31, 2016, 103,567 options vested.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2016:

Risk-free interest rate	1.17%
Expected term (in years)	3.38
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2016 was $0.97. The aggregate grant date fair value of the 427,500 options granted during the year ended December 31, 2016 was $414,383.

For the twelve months ended December 31, 2016, total stock option expense related to stock options was $220,691. At December 31, 2016, the total compensation cost related to stock options not yet recognized is approximately $234,391, which is expected to be recognized over a weighted-average period of approximately 2.08 years.

13.	Related Party Transactions

During the years ended December 31, 2016 and 2015, the Company's chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At December 31, 2016 and 2015, the balance due to the chief executive officer was approximately $0 and $27,075, respectively, and is included in accounts payable on the accompanying consolidated balance sheets. The Company also has a note payable due its chief executive officer in the amount of $12,500 at December 31, 2015, that was repaid during fiscal year 2016.

On April 4, 2016, the following officers purchased an aggregate of 423 Units, with each Unit consisting of 1 share of our Series A Preferred and a 3-year warrant to purchase 667 shares of the Company’s common stock at an exercise price of $2.00 per share: (i) the Company’s president and chief executive officer, purchased 185 Units in consideration of $185,000 in accrued and unpaid salary; (ii) the Company’s chief financial officer purchased 97 Units in consideration of $97,000 in accrued and unpaid salary; (iii) the Company’s chief marketing officer and secretary purchased 58 Units in consideration of $58,000 in accrued and unpaid salary and (iv) the Company’s chief branding officer and wife of the Company’s chief executive officer purchased 83 Units in consideration of $83,000 in accrued and unpaid salary. On November 4, 2016, the Company entered into separate agreements with Steven Earles, Steven Shum, Carrie Earles and Martin Kunkel pursuant to which each of such individuals agreed to convert an aggregate of 423 shares of Series A Convertible Preferred Stock at the Conversion Price into an aggregate of 282,000 shares of Common Stock.

Between June 2016 and December 2016, pursuant to subscription agreements, the following securities were purchased by Mr. Wickersham, our Chairman and Chief Executive Officer, or by entities he controls or with whom he has a material relationship:

•	Mr. Wickersham, in his capacity as trustee of The Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”), purchased in a private placement an aggregate of 250,000 units, each unit consisting of one share of common stock and one common stock purchase warrant (the “Warrants, and collectively with the Common Stock, the “Common Stock Units”) at a purchase price of $1.00 per Common Stock Unit, for a total purchase price of $250,000. The exercise price of the warrants was temporarily reduced to $1.30 in December 2016, at which time 130,769 warrants were exercised.

•	Mr. Wickersham directly purchased in a private placement an aggregate of 100,000 Common Stock Units at a purchase price of $1.00 per Common Stock Unit for a total purchase price of $100,000. In December 2016, Mr. Wickersham transferred and/or voluntarily cancelled 33,653 of his warrants.

•	Mr. Wickersham, in his capacity as trustee of an education trust established for the benefit of an unrelated minor (“Education Trust”) purchased in a private placement 50,000 Common Stock Units at a purchase price of $1.00 per Unit, for a total purchase price of $50,000. The exercise price of the warrants was temporarily reduced to $1.30 in December 2016, at which time 25,000 of the warrants were exercised.

•	Mr. Wickersham, in his capacity as trustee of the Lindsay Anne Wickersham 1999 Irrevocable Trust (the “Irrevocable Trust”) purchased in a private placement 200,000 Common Stock Units at a purchase price of $1.00 per Common Stock Unit, for a total purchase price of $200,000.

•	In June 2016, the PSP purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $50,000, along with a warrant to acquire 25,000 shares of common stock at a price of $2.00 per share. In July 2016, the PSP purchased an additional Promissory Note for aggregate consideration of $120,000, along with a warrant to acquire 60,000 shares of common stock at an exercise price of $2.00 per share.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

•	In June 2016, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “CRUT”) purchased a Promissory Note for aggregate consideration of $50,000, along with a warrant to acquire 25,000 shares of common stock at an exercise price of $2.00 per share. In November 2016, the CRUT purchased an additional Promissory Note for aggregate consideration of $75,000, along with a warrant to acquire 37,500 shares of common stock at an exercise price of $2.00 per share. The exercise price of the warrants was temporarily reduced to $1.30 in December 2016, at which time the warrants were exercised.

In June 2016, pursuant to a Subscription Agreement, Michael M. Fleming, one of our directors, purchased in a private placement an aggregate of 25,000 Units at a purchase price of $1.00 per Unit, each Unit consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock at an exercise price of $2.00 per share, for a total purchase price of $25,000.

On September 19, 2016, an entity for which Lawrence Hirson, a former director, serves as manager purchased $150,000 of promissory notes and received 3-year warrants to purchase 75,000 shares of our common stock at an exercise price of $2.00 per share.

14.	Subsequent Events

From January 15, 2017 through February 16, 2017, the Company received additional warrant exercises and subscription documents totaling $217,750 for 167,500 shares issued.

On January 19, 2017, Eastside Distilling, Inc. (the “Company”) received a written letter of resignation from Steven Earles stating that he has resigned, effective immediately, from his position as President and a director of the Company. Mr. Earles did not sit on any committees of the Board of Directors. His resignation from all positions with the Company was not because of any disagreements with the Company on matters relating to its operations, policies and practices. In connection with his resignation, Mr. Earles has agreed to continue working with the Company in a consultant capacity for the foreseeable future. The vacancy on the Company’s Board of Directors resulting from Mr. Earles’ resignation will remain vacant until such time as a new director is identified and appointed. Similarly, the Company has not yet appointed a new President. Grover T. Wickersham continues to serve as the Company’s Chief Executive Officer and Chairman of the Board and, until such time as a new President is appointed, he will assume the functions of that office.

On February 1, 2017, the Company filed an S-1 registration statement for the proposed sale common stock of up to $6.9 million.

On February 7, 2017 we entered into a Lease Termination Agreement with PJM BLDG. II LLC (the “Termination Agreement”), the landlord of our current headquarters and production facilities located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon. The Termination Agreement provides that the original lease agreement dated July 17, 2014 (the “Lease”) will terminate on June 30, 2017 rather than October 30, 2020.

On February 17, 2017, the Company entered into a Commercial Sublease Agreement (the “Sublease”) dated February 1, 2017 with MotherLode, LLC, an Oregon limited liability company (“MotherLode”). Under the Sublease, the Company has agreed to sublease from MotherLode a total of 5,000 square feet of Motherlode’s facility located at 2150 SE Hanna Harvester Drive, Milwaukie, OR 97222 (the “Premises”) for $5,000 per month from February 1, 2017 through December 31, 2018. Under the Sublease, the Company is permitted to use the subleased Premises for its distillery operations, including, without limitation, blending, bottling and warehousing. The sublease facilities will be used as the new production facilities upon completion of the tenant improvements. Under the terms of the Sublease, the parties will enter into an addendum to the Sublease within 120 days of the effective date of the Sublease that will describe the tenant improvements to be constructed, any construction requirements and MotherLode’s approval of such tenant improvements. In the event the parties are unable to agree on tenant improvement issues within the stated period, the Company may terminate the Sublease.

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery (“MotherLode”), a Portland, Oregon based provider of bottling services and production support to craft distilleries. Since its founding in 2014 by Allen Barteld, the mission of MotherLode has been to enable craft distillers to increase their production and extend their product lines, reducing cost and increasing efficiency, thereby freeing them to focus on their craft. The typical MotherLode customer is a distillery of small batch, hand-crafted spirits, or a premium craft spirit sold as a private label. We plan to relocate much of our own operations to MotherLode’s facility and jointly expand both companies manufacturing resources. Plans are in place for a pneumatic bottling line, allowing for a five times increase in bottling rate, and large volume spirit handling capability. The Company believes the MotherLode operations will be immediately accretive to earnings. In addition to bottling services for distillers and other producers of spirits, MotherLode bottles "private label" craft spirits for customers who have on-premise or off-premise licenses including retail and liquor stores, bars, restaurants, events, and businesses who want to take advantage of the benefits that come from having their brand clearly printed on a label. MotherLode’s premium craft spirits can also be private labeled for corporate gifts, wedding, birthdays and other personal events. We believe that MotherLode can help with new product development and the implementation of Eastside's spirits branding initiatives in concert with our Portland-based spirits branding firm, Sandstorm Partners. We issued 260,000 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $1.45 on March 8, 2017, the value of the transaction was $377,000 which is approximately equal to the revenues of MotherLode in 2016. Additionally, Eastside entered into a three-year employment agreement with Allen Barteld and issued standard employee stock options, with vesting over five years. The terms of the acquisition and Mr. Barteld’s employment are more fully set forth in the Form 8-K filed on March 14, 2017.

On March 31, 2017, the Company issued 576,923 shares of its common stock for $750,000, including 576,923 warrants for common stock. This represented an initial closing of the Company’s private offering as filed in the Form 8-K on March 27, 2017.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2016 and 2015

15.	Selected Quarterly Consolidated Financial Data (unaudited)

The following tables sets for the selected unaudited condensed consolidated statements of operations data for each of the four quarters of the years ended December 31, 2016 and 2015. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016

Net sales	$463,474	$504,311	$607,847	$532,674
Gross profit	207,305	236,095	236,993	147,569
Net loss	(1,014,679)	(1,309,500)	(1,436,449)	(1,438,991)
Net loss available per common share basic and diluted	(0.44)	(0.46)	(0.31)	(0.19)

	Three Months Ended
	March 31,	June 30,	September 30,	December 31,
	2015	2015	2015	2015

Net sales	$325,070	$304,414	$352,081	$721,053
Gross profit	107,208	146,763	184,557	393,700
Net loss	(831,018)	(688,060)	(1,412,612)	(669,376)
Net loss available per common share basic and diluted	(0.37)	(0.30)	(0.62)	(0.28)

Item 9.CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) as of the end of the period covered by this report. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were effective in alerting them in a timely manner to material information required to be disclosed in the Company’s reports filed with or submitted to the SEC.

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

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, the Company believes that, as of December 31, 2016, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 31, 2017:

Name	Age	Position

Grover T. Wickersham	67	Chief Executive Officer and Chairman of the Board
Trent D. Davis (1)(2)(3)	49	Director
Michael M. Fleming (1)(2)(3)	67	Director
Steven Shum	46	Chief Financial Officer
Melissa Heim	33	Executive Vice President Operations and Master Distiller

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Our board of directors currently consists of three members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board may establish the authorized number of directors from time to time by resolution.

Our executive officers are each appointed by the board and serve at the board’s discretion.

There are no family relationships among our officers or directors.

Executive Officers

Grover Wickersham was appointed to our Board of Directors and as our chairman in July 2016, and as our chief executive officer in November 2016. Mr. Wickersham currently serves on the boards of directors of S&W Seed Company, a NASDAQ-traded agricultural company; Verseon Corporation, a London AIM-listed pharmaceutical development company; Arbor Vita Corporation, a private company that has developed a test for cervical cancer; and SenesTech, Inc., a private company that has developed proprietary technology for managing animal pest populations through fertility control. Mr. Wickersham has been a director and portfolio advisor of Glenbrook Capital Management, the general partner of a partnership that invests primarily in the securities of public companies, from 1996 to the present. For more than five years, Mr. Wickersham has served as the chairman of the board of trustees of Purisima Fund, a mutual fund advised by Fisher Investments of Woodside, California, which fund has assets under management of approximately $375 million. Between 1976 and 1981, Mr. Wickersham served as a staff attorney, and then as a branch chief, of the U.S. Securities and Exchange Commission (the “SEC”). He holds a B.A. from the University of California at Berkeley, an M.B.A. from Harvard Business School and a J.D. from University of California, Hastings College of Law. We believe that Mr. Wickersham is qualified to serve as a member of our Board of Directors because of his experience and knowledge of corporate finance and legal matters, his experience and knowledge of operational matters gained as a past and present director of other public and private companies, and his knowledge of our company.

Steven Shum has served as our chief financial officer since October 2015. Prior to joining us, Mr. Shum served as an officer and director of XZERES Corp from October 2008 until April 2015, a publicly-traded global renewable energy company, in various officer roles, including chief operating officer from September 2014 until April 2015, chief financial officer, principal accounting officer and secretary from April 2010 until September 2014 (under former name, Cascade Wind Corp) and chief executive officer and president from October 2008 to August 2010. Mr. Shum also serves as the managing principal of Core Fund Management, LP and the Fund Manager of Core Fund, LP. He was a founder of Revere Data LLC (now part of Factset Research Systems, Inc.) and served as its executive vice president for four years, heading up the product development efforts and contributing to operations, business development, and sales. He spent six years as an investment research analyst and portfolio manager of D.N.B. Capital Management, Inc. His previous employers include Red Chip Review and Laughlin Group of Companies. He earned a B.S. in Finance and a B.S. in General Management from Portland State University in 1992.

Melissa Heim has served as our master distiller since June 2012. In November 2016, she was appointed our Executive Vice President Operations. We believe Ms. Heim is the first master distiller and blender west of the Mississippi River. Prior to joining our company, she apprenticed at and then served as head distiller at Rogue Distillery and Public House in Portland’s Pearl District, holding the latter position from 2008 to 2010. Also, Ms. Heim co-founded and served as president of the Clear Boots Society, an organization that supports women’s leadership in the spirits industry. Ms. Heim studied Liberal Arts with emphasis on English at the University of Oregon.

Non-Employee Directors

Trent Davis was appointed to our Board of Directors in August 2016. Mr. Davis is currently President and COO of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small to midsize companies. Mr. Davis is also currently Lead Director, Chairman of the Nominating and Governance and Special Investments Committees and is a Member of the Audit and Compensation Committees of Dataram Corporation (Nasdaq: DRAM), which develops, manufactures, and markets memory products primarily used in enterprise servers and workstations worldwide. Previously, from December 2014 to July 2015, Mr. Davis was Chairman of the Board for Majesco Entertainment Company (Nasdaq: COOL), which is an innovative developer, marketer, publisher, and distributor of interactive entertainment for consumers around the world.  From November 2013 until July 2014, Mr. Davis served as the President and a Director of Paulson Capital Corp. (Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines, (Nasdaq: VBIV). He went on to serve as a Member of its Board of Directors and Audit Committee until May 2016. Mr. Davis was also the Chief Executive Officer of Paulson Investment Company. Inc., a subsidiary of Paulson Capital Corp, from July 2005 until October 2014, where he supervised all operations and over 200 investment representatives overseeing $1.5 billion in client assets. Prior to that, commencing in 1996, Mr. Davis served as Senior Vice President of Syndicate and National Sales of Paulson Investment Company, Inc.  He has extensive experience in capital markets and brokerage operations and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as a Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland and held the following FINRA Licenses: Series 7, 24, 63, 66, and 79.  Mr. Davis is qualified to serve on the Board because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

Michael (Mick) Fleming was appointed to our Board of Directors in August 2016. Mr. Fleming is currently an attorney with the law firm Ryan, Swanson & Cleveland, PLLC specializing in real estate, dispute resolution, securities and environmental matters. Mr. Fleming previously was an attorney with the law firm of Lane Powell PC from 2000 to 2013. Mr. Fleming is the Chairman of the Board of Directors of Jones Soda Co., a publicly traded premium beverage company. Mr. Fleming also serves on the Board of Directors of S&W Seed Co., a publicly traded agricultural products company, where he serves as, Lead Independent Director, Chairman of the Audit Committee, and as a member of the Compensation committee. Mr. Fleming has served on the Board of Directors of Big Brothers and Big Sisters of Puget Sound since 2002 and was Chairman of the Board of Directors for 2008/2009. He has also been the President and owner of Kidcentre, Inc., a company in the business of providing child care services in downtown Seattle, Washington, since 1988. Since 1985, he has also been the President and owner of Fleming Investment Co., an investment company. Mr. Fleming holds a Bachelor of Arts degree from University of Washington and a law degree from the University of California, Hastings College of the Law. We believe Mr. Fleming is qualified to serve on our Board of Directors because of his experience serving on public company boards, as president and owner of two businesses as well as his legal expertise in matters of business and securities law.

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

Family Relationships

None.

Board Committees

In September 2016 our Board of Directors established the following standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The Board of Directors determined that establishing standing audit, compensation, and nominating and corporate governance committees is an important element of sound corporate governance.

Audit Committee

Our audit committee oversees the engagement of our independent public accounts, review our audited financial statements, meet with our independent public accounts to review internal controls and review our financial plans. Our audit committee currently consists of Michael Fleming, who is the chair of the committee, and Trent Davis, each of whom has been determined by our board of directors to be independent in accordance with OTCQX and SEC standards. Mr. Fleming is an “audit committee financial expert” as the term is defined under SEC regulations. The audit committee operates under a written charter which is available on the Company’s website. Both our independent registered accounting firm and internal financial personnel will regularly meet with our audit committee and have unrestricted access to the audit committee.

Compensation Committee

Our compensation committee will review and recommend policies, practices and procedures relating to compensation for our directors, officers and other employees and advising and consulting with our officers regarding managerial personnel and development. Our compensation committee currently consists of Trent Davis, who is the chair of the committee, Michael Fleming and Lawrence Hirson, each of whom has been determined by our board of directors to be independent in accordance with OTCQX standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee operates under a written charter which is available on the Company’s website. The compensation committee has not yet established processes and procedures for the consideration and determination of executive and director compensation, except as set forth in the compensation committee charter.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee will evaluate the composition, size and governance of our Board of Directors and its committees, evaluating and recommending candidates for election to our Board of Directors, establishing a policy for considering stockholder nominees and reviewing our corporate governance principles and providing recommendations to the Board of Directors. Our nominating and corporate governance committee currently consists of Grover Wickersham, who is the chair of the committee, Michael Fleming and Trent Davis, each of whom has been determined by our board of directors to be independent in accordance with OTCQX standards. The nominating and corporate governance committee operates under a written charter which is available on the Company’s website.

Director Nomination Process

The Board of Directors identifies director nominees by first considering those current members of the Board of Directors who are willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of the Board of Directors does not wish to continue in service, if the Board of Directors decides not to re-nominate a member for reelection, if the Board decided to fill a director position that is currently vacant or if the Board of Directors decides to recommend that the size of the Board of Directors be increased, the Board of Directors identifies the desired skills and experience of a new nominee in light of the criteria described above. Current members of the Board of Directors and management are polled for suggestions as to individuals meeting the Board of Directors’ criteria. Research may also be performed to identify qualified individuals. Nominees for director are selected by a majority of the members of the Board of Directors, with any current directors who may be nominees themselves abstaining from any vote relating to their own nomination.

The Board of Directors may consider suggestions for persons to be nominated for director that are submitted by stockholders in accordance with our bylaws. The Board of Directors will evaluate stockholder suggestions for director nominees in the same manner as it evaluates suggestions for director nominees made by management, then-current directors or other appropriate sources. Stockholders suggesting persons as director nominees should send information about a proposed nominee to our Secretary at our principal executive offices as referenced above at least 120 days before the anniversary of the mailing date of the prior year’s proxy statement. This information should be in writing and should include a signed statement by the proposed nominee that he or she is willing to serve as a director of Eastside Distilling, Inc., a description of the proposed nominee’s relationship to the stockholder and any information that the stockholder feels will fully inform the Board of Directors about the proposed nominee and his or her qualifications. The Board of Directors may request further information from the proposed nominee and the stockholder making the recommendation. In addition, a stockholder may nominate one or more persons for election as a director at our annual meeting of stockholders, in accordance with our bylaws.

Recently, the Board of Directors delegated the following responsibilities to the nominating and corporate governance committee: evaluating the composition, size and governance of our Board of Directors and its committees, evaluating and recommending candidates for election to our Board of Directors, establishing a policy for considering stockholder nominees, and other duties related to director nominations and corporate governance matters.

General Stockholder Communications

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% beneficial owners were met during the fiscal year ended December 31, 2016.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for services rendered during the fiscal years ended December 31, 2016, and 2015.

	Summary Compensation Table
								All Other
Name and Position	Year	Salary		Bonus	Options			Compensation		Total ($)
Grover T. Wickersham	2016	$—		$—		$35,000	(1)	$—		$353 35,000
President, Chief Executive Officer, Director (From November 2016)	2015	$—		—		—		—		—

Steve Shum	2016	$183,942	(2)	$—		$63,600	(3)	$—		$247,542
Chief Financial Officer, (Since October 1, 2015)	2015	$48,750	(2)	—		198,050	(4)	$—		$246,800

Steven Earles	2016	$180,673	(5)	$—		—		$30,000	(6)	$210,673
President, Chief Executive Officer, Director (From October 31, 2014 to January 2017)	2015	$152,083	(5)	—		—		$—		$152,083

Martin Kunkel	2016	$70,000	(7)	$—	$			$—		$70,000
Chief Marketing Officer, Secretary and Director (From January 13, 2015 to November 2016)	2015	$63,333	(7)	—		$192,000	(8)	$—		$255,333

Lenny Gotter	2016	$—		$—		—		$—		$—
Director and Founder (From October 31, 2014 to February 26, 2015)	2015	$71,500	(9)					$—		$71,500

(1)	Amounts reflect the aggregate grant date fair value of the 35,000 shares of common stock underlying the stock option on the date of grant ($1.80 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued to Mr. Wickersham vest monthly over a 6-month period.
(2)	$48,750 and $48,250 for 2015 and 2016 respectively was converted into Preferred stock.
(3)	Amounts reflect the aggregate grant date fair value of the 60,000 shares of common stock underlying the stock option on the date of grant ($1.60 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued to Mr. Shum vest quarterly over a 3-year period.
(4)	Amounts reflect the aggregate grant date fair value of the 42,500 shares of common stock underlying the stock option on the date of grant ($9.00 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued to Mr. Shum vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6- months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).
(5)	$119,519 and $65,481 for 2015 and 2016 respectively was converted into Preferred stock.
(6)	Amounts reflect the aggregate grant date fair value of 16,216 restricted stock units on the date of grant ($1.85 per share) without regards to forfeitures
(7)	$42,500 and $16,000 for 2015 and 2016 respectively was converted into Preferred stock.
(8)	Amounts reflect the aggregate grant date fair value of the 200,000 shares of common stock underlying the stock option on the date of grant ($1.85 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued to Mr. Kunkel vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6- months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).
(9)	$10,500 accrued not paid during the period.

All Other Compensation

None

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in the year ended December 31, 2016.

			Estimated	Estimated
			Future	Future
			Payouts	Payouts					Exercise or	Grant Date
			Under Non-	Under					Base Price	Fair Value
			Equity	Equity	All Other		All Other		of Option	of Stock and
	Grant	Approval	Incentive	Incentive	Stock		Option		Awards	Option
Name	Date	Date	Plan Awards	Plan Awards	Awards:		Awards:		($/Sh)	Awards (1)
					Number of		Number of
					Shares of		Securities
					Stock or		Underlying
					Units (#)		Options (#)
Grover T. Wickersham	10/13/2016	10/13/2016	—	—	—		35,000	(2)	$1.80	$63,000

Steven Earles	11/4/2016	11/4/2016			16,216	(3)			$1.85	$30,000

Steven Shum	9/20/2016	9/20/2016	—	—	—		60,000	(4)	$1.60	$96,000

(1)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R
(2)	Options vest monthly over a 6-month period.
(3)	RSU’s vest in four equal installments with 25% vesting on the grant date and 25% vesting on each of January 1, 2017, April 1, 2017 and July 1, 2017
(4)	Options vest quarterly over a 3-year period.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding as of December 31, 2016.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Grover T. Wickersham	10/13/2016	35,000	(1)	—		$1.80	10/13/2026	—	—

Steven Shum	9/20/2016	5,000	(2)	55,000	(2)	$1.60	10/1/2026	—	—

Steven Shum	10/1/2015	10,625	(3)	31,875	(3)	$9.00	10/1/2020	—	—

(1)	Options vest monthly over a six month period.
(2)	Options vest quarterly over 3 year period
(3)	Options vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6- months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).

Option Exercises and Stock Vested

None.

Employment Agreements

We have employment agreements with each of Steven Shum and Melissa Heim. Descriptions of the material terms of each agreement are set forth below.

Employment Agreement with Steve Shum

On October 5, 2015, we entered into an employment agreement with Mr. Shum. The agreement has an initial term ending on October 5, 2018 and provides for an annual base salary during the term of the agreement of $195,000 per year. Mr. Shum is eligible to receive an annual bonus of at the discretion of the Board of Directors.  In addition, Mr. Shum received an option to purchase 42,500 shares of our common stock.  This option has a five-year term and vests as described above.

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) two weeks paid vacation leave; (iii) medical, dental and life insurance benefits; (iv) 36-month non-compete/non-solicitation terms; and (v) a severance payment equal to six months of base salary upon termination without cause (as defined in the agreement).

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

Employment Agreement with Melissa Heim

On February 27, 2015, we entered into an employment agreement with Melissa Heim to serve as Master Distiller.  The agreement is for an initial term ending on February 27, 2020 and provided for an annual base salary during the term of the agreement of $40,000 per year, Ms. Heim is eligible to receive a bonus of at the discretion of the board of directors.  In addition, Ms. Heim received an option to purchase 25,000 shares of our common stock.  This option has a 5 year term and the securities issued thereunder will be vest over 2-years with 25% vesting in the first year and 75% vesting in the second year provided, however, that the options will not begin vesting until 6-months after the date of grant

The agreement also contains the following material provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) two (2) weeks paid vacation leave; (iii) medical, dental and life insurance benefits and (iii) 36-month non-compete/non-solicitation terms.

On November 8, 2016, the Board of Directors of the Company appointed Melissa Heim as the Company’s Executive Vice President of Operations and agreed to increase her base salary to $85,000 per year. Ms. Heim will continue to also serve as the Company’s Master Distiller.

Potential Payments upon Termination

Under the terms of Mr. Shum’s employment agreement, he is entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate their employment without cause.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Shum upon termination without cause. The potential payments are based on the terms of the Employment Agreement discussed above. For a more detailed description of the particular Employment Agreement, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination Without Cause (1)
Steven Shum	$67,500	(2)

(1)	Employee entitled to six months’ severance at the then applicable base salary rate.
(2)	Based on Mr. Shum’s current annual base salary of $135,000.

Compensation of Directors

On October 13, 2016, the Company’s Board of Directors approved the grant of non-qualified stock options under the 2016 Plan of 35,000 shares of common stock with an exercise price of $1.80 (each on a post-reverse split basis) to each of our non-employee directors as of that date, Messrs. Davis, Fleming, Hirson and Wickersham. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and any committee meetings, provided that we have the resources to pay these expenses. Currently, directors receive no other compensation for their services on our Board.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors. We will provide to any person without charge, upon request, a copy of our code of business conduct and ethics. Requests may be directed to our principal executive offices at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214. Also, a copy of our code of business conduct and ethics is available on our website, and a copy is filed as Exhibit 14 to our Form S-1 filed with the Securities and Exchange Commission on February 11, 2015.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of March 31, 2017 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group.  As of March 31, 2017, we had 8,925,935 shares of common stock outstanding.

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

	Number of
	Common
	Shares			Percentage
Name And	Beneficially		Percentage	of Total Voting
Address (1)	Owned		Owned (2)	Power (3)

5% Stockholders:
Glenbrook Capital (4)	1,198,746		13.43%	13.31%
WATB ISA, LLC (5)	1,100,000	(6)	11.58%	11.48%
Steven Earles (7)	829,833	(8)	9.29%	9.20%

Officers and Directors:
Grover T. Wickersham	1,371,092	(9)	14.60%	14.47%
Michael Fleming	85,000	(10)	0.95%	0.94%
Trent Davis	35,000	(11)	0.39%	0.39%
Melissa Heim	21,882	(12)	0.25%	0.24%
Steven Shum	81,625	(13)	0.91%	0.90%
All directors and officers as a group (4 persons)	1,559,599		17.09%	16.94%

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon 97214.
(2)	Based on 8,925,935 shares of common stock and 50 shares of series A preferred stock outstanding as of the date of this report. Also includes shares issuable exercise of outstanding options and warrants
(3)	Percentage of Total Voting Power is based on 9,009,268 votes and includes voting rights attached to all Common Shares Outstanding and all shares of Series A Preferred Stock outstanding which are entitled to vote with the common holders. Holders of the Series A Preferred as a class shall have an aggregate number of votes equal to the product of (x) the number of shares of Common Stock (rounded to the nearest whole number) into which the total shares of Series A Preferred Stock issued under the Series A Certificate of Designation on such date of determination are convertible multiplied by (y) 2.5 for a total of 83,333 votes, with each holder of Series A Preferred entitled to vote its pro rata portion such total. The total voting power excludes shares issuable upon exercise of options and warrants. each of which can be converted into Common Shares of the Company but do not contain voting rights until converted into common stock.
(4)	The address is 430 Cambridge Avenue, Suite #100, Palo Alto, CA 94306
(5)	The address is 3 Corporate Park Drive, #220, Irvine, CA 92606
(6)	Includes 575,000 shares of common stock issuable upon exercise of warrants
(7)	The address is 20 Calais Circle Drive, Rancho Mirage, CA 92270

(8)	Includes common stock held by Mr. Earles’ wife
(9)	Includes (i) 430,193 shares of common stock issuable upon exercise of warrants and (ii) 35,000 shares of common stock issuable upon exercise of stock options
(10)	Includes (i) 25,000 shares of common stock issuable upon exercise of warrants and (ii) 35,000 shares of common stock issuable upon exercise of options issued
(11)	Includes 35,000 shares of common stock issuable upon exercise of options issued.
(12)	Includes 1,667 shares of common stock issuable upon exercise of options issued.
(13)	Includes 15,625 shares of common stock issuable upon exercise of options issued.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of transactions since January 1, 2016 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described above under the headings “Compensation of Directors” and “Executive Compensation.” As of the date of this Annual Report on Form 10-K, there are no proposed transactions as described in the foregoing sentence.

On April 4, 2016, Mr. Earles purchased 185 units in an offering of units consisting of shares of our series A convertible preferred stock and warrants to purchase common stock (our “Series A Preferred Stock and Warrant Unit Offering”) in consideration of $185,000 in accrued and unpaid salary. Each unit consisted of one share of series A convertible preferred stock and one warrant to purchase 333 shares of common stock at an exercise price of $2.00 per share. Steven Shum, our chief financial officer, purchased 97 Units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $97,000 in accrued and unpaid salary. Martin Kunkel, our former chief marketing officer, director and secretary, purchased 58 Units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $58,000 in accrued and unpaid salary. Carrie Earles, our chief branding officer and wife of Steven Earles, purchased 83 Units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $83,000 in accrued and unpaid salary. These issuances were unanimously approved by our Board of Directors, including all disinterested directors.

On June 9, 2016, pursuant to a Subscription Agreement executed by the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) for which Mr. Wickersham serves as trustee, the PSP purchased in a private placement an aggregate of 250,000 units, each unit consisting of one share of common stock and one common stock purchase warrant (the “Warrants, and collectively with the Common Stock, the “Common Stock Units”) at a purchase price of $1.00 per Common Stock Unit, for a total purchase price of $250,000.

On June 22, 2016, pursuant to a Subscription Agreement executed by Grover T. Wickersham, Mr. Wickersham directly purchased in a private placement an aggregate of 115,000 Common Stock Units at a purchase price of $1.00 per Common Stock Unit for a total purchase price of $115,000. On December 30, Mr. Wickersham assigned 74,038 of his warrants to a related and un-related party.

On June 22, 2016, pursuant to a Subscription Agreement executed by an education trust established for the benefit of an unrelated minor for which Mr. Wickersham serves as trustee (“Education Trust”), the Education Trust purchased in a private placement 50,000 Common Stock Units at a purchase price of $1.00 per Unit, for a total purchase price of $50,000.

On June 22, 2016, pursuant to a Subscription Agreement executed by the Lindsay Anne Wickersham 1999 Irrevocable Trust for which Mr. Wickersham serves as trustee (the “Irrevocable Trust”), the Irrevocable Trust purchased in a private placement 200,000 Common Stock Units at a purchase price of $1.00 per Common Stock Unit, for a total purchase price of $200,000.

On June 22, 2016, pursuant to a Subscription Agreement, Mr. Fleming directly purchased in a private placement an aggregate of 25,000 Units at a purchase price of $1.00 per Unit, each Unit consisting of one share of Common Stock and a Warrant to purchase one share of Common Stock at an exercise price of $2.00 per share, for a total purchase price of $25,000.

On June 30, 2016, the PSP purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $50,000, along with a warrant to acquire 25,000 shares of common stock at a price of $2.00 per share. On July 7, 2016, the PSP purchased an additional Promissory Note for aggregate consideration of $120,000, along with a warrant to acquire 60,000 shares of common stock at an exercise price of $2.00 per share. On December 30 2016, the PSP exercised 130,769 warrants at a price of $1.30 per share.

On June 30, 2016, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust purchased an additional Promissory Note for aggregate consideration of $50,000, along with a warrant to acquire 25,000 shares of common stock at an exercise price of $2.00 per share. On November 21, the Trust purchased an additional Promissory Note for aggregate consideration of $75,000, along with a warrant to acquire 37,500 shares of common stock at an exercise price of $2.00 per share. On December 31, 2016 the Trust exercised its 62,500 warrants along with an additional 33,653 warrants assigned from Mr. Wickersham all at a price of $1.30 in exchange for eliminating the outstanding note principal.

On September 19, 2016, an entity for which Lawrence Hirson, a former director, serves as manager purchased $150,000 of promissory notes and received 3-year warrants to purchase 75,000 shares of our common stock at an exercise price of $2.00 per share.

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

Director Independence

Our Board of Directors has determined that Trent Davis and Michael Fleming are “independent” as defined under the standards set forth in Section 121A of the American Stock Exchange Company Guide.  In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

BPM LLP billed us $60,000 in fees for our 2016 annual audit and $37,800 in fees for the review of our quarterly financial statements in 2016. BPM LLP billed us $52,500 in fees for our 2015 annual audit and $37,800 in fees for the review of our quarterly financial statements in 2015.

Audit Related Fees

We paid fees to BPM LLP for assurance and related services of $0 and $35,000 related to other SEC filings in 2016 and 2015, respectively.

Tax Fees

For the years ended each of December 31, 2016 and 2015, the aggregate fees billed for tax compliance, by BPM LLP were $0.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by BPM LLP and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by BPM LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. EXHIBITS.

(a)	Exhibits

Exhibit No.	Description
3.1	Amended and Restated Articles of Incorporation of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.3	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.5	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.6	Amended and Restated Bylaws of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan and forms of agreement thereunder, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated by reference herein.
10.2+	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015 and incorporated by reference herein.

10.3+	First Amendment to Employment Agreement (Steven Earles), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10Q for the period ended June 30, 2015 filed on August 14, 2015 and incorporated by reference herein.
10.4+	Second Amendment to Employment Agreement dated November 4, 2016 between Steven Earles and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2015 and filed on October 6, 2015 and incorporated by reference herein.
10.6+	First Amendment to Employment Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s Form S-1 filed on February 1, 2017 and incorporated by reference herein.
10.8	Lease Agreement dated July 17, 2014 between PJM Bldg. II LLC and Eastside Distilling LLC, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.9	Lease Agreement with Oregon City Building Limited Partnership, filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.10	Specialty Lease Agreement dated January 20, 2015 between RPR Washington Square LLC and the Registrant, filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.11	License Agreement dated October 10, 2014 between Clackamas Town Center and the Registrant, filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.12	Non-Exclusive Consulting Agreement with Rinvest Securities, Inc., filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 31, 2015 and incorporated by reference herein.
10.13	Registration Rights Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 30, 2016 and filed on January 6, 2017 and incorporated by reference herein.
14	Code of Ethics, filed as Exhibit 14 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
23.1	Consent of BPM LLP (1)
31.1	Certification of Steven Earles pursuant to Rule 13a-14(a). (1)
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a). (1)
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. (1)
101 SCH	XBRL Taxonomy Scema Linkbase Document (1)
101 CAL	XBRL Taxonomy Calculation Linkbase Document (1)
101 DEF	XBRL Taxonomy Definition Linkbase Document (1)
101 LAB	XBRL Taxonomy Labels Linkbase Document (1)
101 PRE	XBRL Taxonomy Presentation Linkbase Document (1)

(1) Filed herewith

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Grover Wickersham
Grover Wickersham
Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Grover Wickersham	Chief Executive Officer,	March 31, 2017
Grover Wickersham	and Director
(Principal Executive Officer)

/s/ Steve Shum	Chief Financial Officer	March 31, 2017
Steve Shum	(Principal Financial and Accounting Officer)

/s/ Mick Fleming	Director	March 31, 2017
Mick Fleming

/s/ Trent Davis	Director	March 31, 2017
Trent Davis