Form 10-Q
period 2017-03-31
Eastside Distilling, Inc.
filed 2017-05-12
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _____________ to _____________

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]		Accelerated filer [ ]
Non-accelerated filer [ ]	(Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 12, 2017, 9,623,546 shares of our common stock with a par value of $0.0001 were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2017

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiary

Consolidated Balance Sheets

March 31, 2017 and December 31, 2016

	March 31, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$883,715	$1,088,066
Trade receivables	360,126	344,955
Inventories	995,733	780,037
Prepaid expenses and current assets	146,802	187,714
Total current assets	2,386,376	2,400,772
Property and equipment, net	128,560	99,216
Intangible assets, net	373,502	-
Deposits	59,400	48,000
Total Assets	$2,947,838	$2,547,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$476,175	$457,034
Accrued liabilities	208,418	523,702
Deferred revenue	1,458	2,126
Current portion of notes payable	-	4,537
Total current liabilities	686,051	987,399
Notes payable - less current portion and debt discount	365,160	427,756
Total liabilities	1,051,211	1,415,155

Commitments and contingencies (Note 9)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 50 and 300 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively (liquidation values of $125,000 and $750,000, respectively)	49,426	245,838
Common stock, $0.0001 par value; 45,000,000 shares authorized; 9,010,352 and 7,627,512 shares issued and outstanding at March 31, 2017 and December 31, 2016, respectively	901	764
Additional paid-in capital	15,566,199	13,699,275
Accumulated deficit	(13,719,899)	(12,813,044)
Total stockholders’ equity	1,896,627	1,132,833
Total Liabilities and Stockholders’ Equity	$2,947,838	$2,547,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Operations

For the three months ended March 31, 2017 and 2016

(unaudited)

	Three Months Ended
	March 31, 2017	March 31, 2016
Sales	$829,669	$621,882
Less excise taxes, customer programs and incentives	217,188	167,120
Net sales	612,481	454,762
Cost of sales	322,913	256,169
Gross profit	289,568	198,593
Operating expenses:
Advertising, promotional and selling expenses	386,132	156,203
General and administrative expenses	726,396	886,011
Loss on disposal of property and equipment	35,534	-
Total operating expenses	1,148,062	1,042,214
Loss from operations	(858,494)	(843,621)
Other income (expense), net
Interest expense	(47,809)	(171,054)
Other income (expense)	4,485	(4)
Total other expense, net	(43,324)	(171,058)
Loss before income taxes	(901,818)	(1,014,679)
Provision for income taxes	-	-
Net loss	(901,818)	(1,014,679)

Dividends on convertible preferred stock	(5,037)	-

Net loss attributable to common shareholders	$(906,855)	$(1,014,679)

Basic and diluted net loss per common share	$(0.12)	$(0.45)

Basic and diluted weighted average common shares outstanding	7,842,971	2,275,625

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Cash Flows

For the three months ended March 31, 2017 and 2016

(unaudited)

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(901,818)	$(1,014,679)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	9,006	5,574
Loss on disposal of property and equipment	35,534	-
Amortization of debt issuance costs	37,009	11,167
Amortization of beneficial conversion feature	-	148,077
Issuance of common stock in exchange for services	86,317	89,100
Stock-based compensation	158,658	105,839
Changes in operating assets and liabilities:
Trade receivables	(15,171)	(40,974)
Inventories	(112,208)	61,356
Prepaid expenses and other assets	29,512	64,751
Accounts payable	13,961	(7,808)
Accrued liabilities	(466,335)	304,739
Deferred revenue	(668)	1,381
Net cash used in operating activities	(1,126,203)	(271,477)
Cash Flows From Investing Activities:
Cash acquired in acquisition	7,062	-
Purchases of property and equipment	(39,631)	(6,954)
Net cash used in investing activities	(32,569)	(6,954)
Cash Flows From Financing Activities:
Preferred stock deposit	-	151,200
Stock issuance cost related to acquisition	(5,580)	-
Payments of principal on notes payable	(1,716)	(1,286)
Proceeds from common stock, net of issuance costs of $6,033, with detachable warrants	802,467	-
Proceeds from warrant exercise	159,250	-
Net cash provided by financing activities	954,421	149,914
Net decrease in cash	(204,351)	(128,517)
Cash - beginning of period	1,088,066	141,317
Cash - end of period	$883,715	$12,800

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest	$10,800	$1,380

Supplemental Disclosure of Non-Cash Financing Activity:
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$377,000	$-
Common stock issued in exchange of notes payable	$87,500	$-

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

1.	Description of Business

We are a Portland, Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka and rum. Unlike many, if not most distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our growth strategy is to build on our local base in the Pacific Northwest and expand selectively to other markets by using major spirits distributors, such as Southern Glazer Wines and Spirits, or regional distributors that focus on craft brands. As a small company in the large, international spirits marketplace filled with massive conglomerates, we are innovative in exploiting new trends with our products, for example our Coffee Rum with cold brew coffee and low sugar and our gluten free potato vodka. In December of 2016 we retained Sandstrom Partners (an internationally known spirit branding firm that branded St Germain and Bulleit Bourbon), to guide our marketing strategy and branding. They subsequently became an investor in our Company. We seek to be both a leader in creating spirits that offer better value than comparable spirits, for example our value priced Burnside Bourbon and Portland Potato Vodka, and an innovator in creating imaginative spirits that offer a unique taste experience, for example our cold-brewed coffee rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liqueur. On May 1, 2017, we acquired Big Bottom Distillery (“BBD”) for its excellent, award winning range of super premium gins and whiskeys, including Navy Proof Gin, Oregon Gin, Delta Rye and initial production of American Single Malt whiskey. BBD’s super premium spirits will expand our tasting room offerings and give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired on March 8, 2017, we also provide contract bottling and packaging services for existing and would be spirits producers, some of whom contract with us to blend or distill spirits. As a publicly-traded craft spirit producers, we have access to the public capital markets to support our long-term growth initiatives, including strategic acquisitions.

We currently sell our products in 22 states (Oregon, California, Washington, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, Rhode Island, New Hampshire, Maine, Idaho, Vermont and Maryland) as well as Canada and China. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB).

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through convertible notes, extended credit terms, and equity raisings. The Company has incurred a net loss of approximately $901,818 and has an accumulated deficit of $13,719,889 for the three months ended March 31, 2017. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the three months ended March 31, 2017, the Company raised $954,421 in cash flow from financing activities to meet cash flow used in operating activities.

At March 31, 2017, the Company has $883,715 of cash on hand with a positive working capital of $1,700,325. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, by reducing headcount, rent, professional fees and increasing sales. In addition, through May 12, 2017, the Company has raised an additional $833,815 in cash through equity and debt offerings (see Note 14, Subsequent Events).   Also in May 2017, the Company acquired a small distillery business (stock purchase transaction) that is expected to improve operating results (see Note 14, Subsequent Events). Management believes that cash on hand and the most recent equity raise and acquisition will be sufficient to meet their operating activities to meet their near-term cash needs over the next twelve months.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiary were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. However, all adjustments which are, in the opinion of management, necessary for a fair presentation of the interim condensed consolidated financial statements have been included. All such adjustments are of a normal recurring nature. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. The unaudited condensed consolidated results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MotherLode (beginning as of March 8, 2017). All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, producing, marketing and distributing hand-crafted spirits, and operates as one segment. The Company’s chief operating decision makers, its chief executive officer and chief financial officer, review the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition - Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $40,772 and $8,712 for the three months ended March 31, 2017 and 2016, respectively.

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at March 31, 2017 and December 31, 2016.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At March 31, 2017 and December 31, 2016, three customers represented 79% and 91% of trade receivables, respectively. Sales to three customers accounted for approximately 57% of consolidated net sales for the three months ended March 31, 2017. Sales to one customer, the OLCC, accounted for approximately 32% of net sales for the three months ended March 31, 2016.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At March 31, 2017 and December 31, 2016, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

The hierarchy of fair value valuation techniques under GAAP provides for three levels: Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under GAAP’s fair value measurement requirements are as follows:

Level 1:	Fair value of the asset or liability is determined using unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Fair value of the asset or liability is determined using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Fair value of the asset or liability is determined using unobservable inputs that are significant to the fair value measurement and reflect management’s own assumptions regarding the applicable asset or liability.

None of the Company’s assets or liabilities were measured at fair value at March 31, 2017 and December 31, 2016. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At March 31, 2017 and December 31, 2016, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the three months ended March 31, 2017 and 2016.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At March 31, 2017 and December 31, 2016, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the three months ended March 31, 2017 and 2016.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $386,132 and $156,203 for the three months ended March 31, 2017 and 2016, respectively.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the three months ended March 31, 2017 and 2016.

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $176,416 and $158,408 for the three months ended March 31, 2017 and 2016, respectively.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $158,658 and $105,839 for the three months ended March 31, 2017 and 2016, respectively.

Accounts Receivable Factoring Program

We use an accounts receivable factoring program with certain customer accounts. Under this program, we have the option to sell those customer receivables in advance of payment for 75% of the amount due. When the customer remits payment, we then receive the remaining 25%. We are charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices have recourse should the customer fail to pay the invoice. Thus, we record factored amounts as a liability until the customer remits payment and we receive the remaining 25% of the non-factored amount. We did not factor any invoices during the three months ended March 31, 2017. At March 31, 2017, we had factored invoices outstanding of $59,547, and we incurred fees associated with the factoring program of $2,582 during the three months ended March 31, 2017. During the three months ended March 31, 2016, we factored invoices totaling $117,933 and received total proceeds of $88,450. At March 31, 2016, we had factored invoices outstanding of $79,120, and we incurred fees associated with the factoring program of $4,269 during the three months ended March 31, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have adopted as of March 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new guidance explicitly requires that management assess an entity’s ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We have adopted as of December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective prospectively for the year beginning January 1, 2017. We have adopted as of March 31, 2017.

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the March 31, 2017 presentation with no changes to net loss or total stockholders’ equity previously reported.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

4.	Business Acquisition

For the three months ended March 31, 2017, the Company completed the following acquisition.

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon based provider of bottling services and production support to craft distilleries. The Company’s consolidated financial statements for the three months ended March 31, 2017 include MotherLode’s results of operations from the Acquisition date of March 8, 2017 through March 31, 2017. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date. The Company had approximately $375,000 in revenues (unaudited) in 2016.

The following allocation of the purchase price is as follows:

Consideration given:
260,000 shares of common stock valued at $1.45 per share	$377,000
Assets and liabilities acquired:
Cash	7,062
Inventory	103,488
Property and equipment	46,250
Intangible assets - customer list	376,431
Accounts payble	(5,180)
Customer deposits	(151,051)
$377,000

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair values assigned to identifiable intangible assets were determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earning methods. The major assumptions used in arriving at the estimated identifiable intangible asset values included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the tangible assets that are expected to contribute directly or indirectly to future cash flows. The customer relationships estimated useful life is seven years.

5.	Inventories

Inventories consist of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Raw materials	$533,814	$439,739
Finished goods	461,919	340,298
Total inventories	$995,733	$780,037

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

6.	Property and Equipment

Property and equipment consists of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Furniture and fixtures	$147,721	$70,140
Leasehold improvements	14,907	8,607
Vehicles	12,000	38,831
Construction In-Progress	-	34,603
Total cost	174,928	152,181
Less accumulated depreciation	(46,068)	(52,965)
Property and equipment - net	$128,560	$99,216

Depreciation expense totaled $6,077 and $5,574 for the three months ended March 31, 2017 and 2016, respectively.

7.	Intangible Assets

There were no intangible assets at December 31, 2016. At March 31, 2017, intangible assets consist of the following:

2017
Permits and licenses	$25,000
Customer lists	351,431
Total intangible assets	376,431
Less accumulated amortization	(2,929)
Intangible assets - net	$373,502

Amortization expense totaled $2,929 and nil for the three months ended March 31, 2017 and 2016, respectively.

8.	Notes Payable

Notes payable consists of the following at March 31, 2017 and December 31, 2016:

	2017	2016
Notes payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	$-	$16,642
Notes payable bearing interest at 8%. The notes have a 2-year maturity and are due at various dates between September 19, 2018 – October 19, 2018, and pay interest only on a monthly basis	460,000	547,500
Total notes payable	460,000	564,142
Less current portion	-	(4,537)
Less debt discount for detachable warrant	(94,840)	(131,849)
Long-term portion of notes payable	$365,160	$427,756

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

Maturities on notes payable as of March 31, 2017, are as follows:

Year ending December 31:

2017	$-
2018	460,000
Thereafter	-
$460,000

9.	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the three months ended March 31, 2017 and 2016 were as follows:

	2017	2016
Expected federal income tax benefit	$(286,381)	$(344,991)
State income taxes after credits	(59,520)	(66,969)
Change in valuation allowance	345,901	411,960
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at March 31, 2017 and December 31, 2016 consisted of the following:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$3,843,052	$3,557,909
Stock-based compensation	277,596	213,181
Total deferred tax assets	4,120,648	3,771,090

Deferred tax liabilities:
Depreciation and amortization	(74,473)	(70,816)
Total deferred tax liabilities	(74,473)	(70,816)
Valuation allowance	(4,046,175)	(3,700,274)
Net deferred tax assets	$-	$-

At March 31, 2017, the Company has a cumulative net operating loss carryforward (NOL) of approximately $3.8 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue code of 1986 and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

10.	Commitments and Contingencies

Operating Leases

The Company leases its warehouse, kiosks, and tasting room space under operating lease agreements, which expire through December 2018. Monthly lease payments range from $1,802 to $21,000 over the terms of the leases. For operating leases which contain fixed escalations in rental payments, the Company records the total rent expense on a straight-line basis over the lease term. The difference between the expense computed on a straight-line basis and actual payments for rent represents deferred rent which is included within accrued liabilities on the accompanying consolidated balance sheets. Retail spaces under lease are subject to monthly percentage rent adjustments when gross sales exceed certain minimums.

At March 31, 2017, future minimum lease payments required under the operating leases are approximately as follows:

2017	$213,000
2018	90,000
2019	2,000
Thereafter	-
Total	$305,000

Total rent expense was approximately $19,000 and $74,000 for the three months ended March 31, 2017 and 2016, respectively.

On February 7, 2017, we entered into a Lease Termination Agreement with PJM BLDG. II LLC (the “Termination Agreement”), the landlord of our current headquarters and production facilities located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon. The Termination Agreement provides that the original lease agreement dated July 17, 2014 (the “Lease”) will terminate on June 30, 2017 rather than October 30, 2020.

Legal Matters

We are not currently subject to any material legal proceedings, however we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

11.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. There were no dilutive common shares at March 31, 2017 and 2016. The numerators and denominators used in computing basic and diluted net loss per common share in 2017 and 2016 are as follows:

	March 31,
	2017	2016
Net loss attributable to common shareholders (numerator)	$(906,855)	$(1,014,679)
Weighted average shares (denominator)	7,842,971	2,275,625
Basic and diluted net loss per common share	$(0.12)	$(0.45)

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

12.	Stockholder’s Deficit

	Convertible Series A						Total
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2016	300	245,838	7,627,512	764	13,699,275	(12,813,044)	1,132,833
Issuance of common stock	-	-	45,000	4	58,496		58,500
Issuance of common stock, net of issuance costs of $6,033, with detachable warrants	-	-	576,923	57	743,910		743,967
Issuance of common stock from warrant exercise for cash	-	-	122,500	12	159,238		159,250
Issuance of common stock for services by third parties	-	-	59,385	6	83,794		83,800
Issuance of common stock for services by employees	-	-	1,724	-	2,517		2,517
Stock-based compensation	-	-	-	-	158,658		158,658
Issuance of common stock for acquisition of MotherLode, net of issuance costs of $5,580	-	-	260,000	26	371,394		371,420
Shares issued for payoff of long-term notes	-	-	67,308	7	87,493		87,500
Cumulative dividend on Series A preferred	-	5,037	-	-	-	(5,037)	-
Common shares issued for preferred conversion	(250)	(201,449)	250,000	25	201,424		-
Net loss	-	-	-	-	-	(901,818)	(901,818)
Balance, March 31, 2017	50	49,426	9,010,352	901	15,566,199	(13,719,899)	1,896,627

Reverse Stock Split

All shares related and per share information in these financial statements has been adjusted to give effect to the 20-for-1 reverse stock split of the Company’s common stock effected on October 18, 2016.

Issuance of Common Stock

From January 4, 2017 to January 22, 2017, we sold 45,000 shares of common stock to accredited investors at a price of $1.30 per share for aggregate cash proceeds of $58,500.

On March 31, 2017, the Company issued 576,923 shares of its common stock for $750,000 including 576,923 warrants for common stock. This represented an initial closing of the Company’s private offering as filed in the Form 8-K on March 27, 2017.

From January 15, 2017 through February 16, 2017, the Company received warrant exercises and subscription documents totaling $159,250 for 122,500 shares issued.

In March 2017, the Company issued 59,385 shares of common stock to four third-party consultants in exchange for services rendered.

In March 2017, the Company issued 1,724 shares of common stock to employees for stock-based compensation of $2,517.

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a Portland, Oregon based provider of bottling services and production support to craft distilleries. We issued 260,000 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $1.45 on March 8, 2017, the value of the transaction was $377,000.

In March 2017, the Company issued 67,308 shares of its common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $87,500.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

In March 2017, the Company issued 250,000 shares of its common stock upon conversion of 250 shares of preferred stock.

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

	Shares	Shares Issued and	Net	Conversion	Number of shares of common stock	Liquidation	Liquidation
	Authorized	Outstanding	Proceeds	Price/Share	Equivalents	Preference	Value/Share

Series A	3,000	50	$49,426	$1.50	33,333	$125,000	$2,500

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the 2016 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 500,000 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 869,125 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On May 11, 2017, the Board of Directors approved an amendment to the 2016 Plan to increase the number of shares of common stock reserved thereunder to a new total of 1,169,125 shares, contingent upon shareholder adoption and approval of this amendment at the next annual meeting of stockholders. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. At March 31, 2017, there were 762,500 options and 68,540 RSU’s issued under the Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 150,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At March 31, 2017, there were 43,750 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not registered under a formal option plan. At March 31, 2017, there were 50,000 options outstanding that were not issued under the Plan.

A summary of all stock option activity at and for the three months ended March 31, 2017 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2016	521,250		$3.08
Options granted	335,000	(1)	1.57
Options exercised	-		-
Options canceled	-		-
Outstanding at March 31, 2017	856,250		$2.49

Exercisable at March 31, 2017	258,854		$3.93

(1) options granted under 2016 Stock Incentive Plan;

The aggregate intrinsic value of options outstanding at March 31, 2017 was $0.

At March 31, 2017, there were 597,396 unvested options with an aggregate grant date fair value of $691,042. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at March 31, 2017 was $0. During the three months ended March 31, 2017, 113,881 options became vested.

The Company uses the Black-Scholes valuation model to measure the grant-date fair value of stock options. The grant-date fair value of stock options issued to employees is recognized on a straight-line basis over the requisite service period. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. To determine the fair value of stock options using the Black-Scholes valuation model, the calculation takes into consideration the effect of the following:

●	Exercise price of the option
●	Fair value of the Company’s common stock on the date of grant
●	Expected term of the option
●	Expected volatility over the expected term of the option
●	Risk-free interest rate for the expected term of the option

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

The calculation includes several assumptions that require management’s judgment. The expected term of the options is calculated using the simplified method described in GAAP. The simplified method defines the expected term as the average of the contractual term and the vesting period. Estimated volatility is derived from volatility calculated using historical closing prices of common shares of similar entities whose share prices are publicly available for the expected term of the options. The risk-free interest rate is based on the U.S. Treasury constant maturities in effect at the time of grant for the expected term of the options.

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the three months ended March 31, 2017:

Risk-free interest rate	1.60%
Expected term (in years)	7.25
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2017 was $1.11. The aggregate grant date fair value of the 335,000 options granted during the three months ended March 31, 2017 was $371,865.

For the three months ended March 31, 2017 and 2016, total stock option expense related to stock options was $158,658 and $51,569 respectively. At March 31, 2017, the total compensation cost related to stock options not yet recognized is approximately $666,286, which is expected to be recognized over a weighted-average period of approximately 3.41 years.

Warrants

During the three months ended March 31, 2017, the Company issued 576,923 detachable warrants in connection with the purchase of 576,923 shares of common stock. The Company has determined the Warrants are classified as equity on the condensed consolidated balance sheet as of March 31, 2017. The estimated fair value of the warrants at issuance was $301,731, based on the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	1.50%
Expected term (in years)	3.0
Expected dividend yield	-
Fair value of common stock	$1.46

A total of 122,500 warrants were exercised during the three months ended March 31, 2017 for cash proceeds of $159,250.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2016	2,540,295	2.77 years	$2.16	$—

Three months ended March 31, 2017:
Granted	576,923	3.00 years	$2.50	$0
Exercised	(122,500)	2.00 years	$1.30
Forfeited and cancelled	-	-	-	-

Outstanding at March 31, 2017	2,994,718	2.61 years	$2.25	$0

13.	Related Party Transactions

There were no related party transactions during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company’s chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At March 31, 2016, the balance due to the chief executive officer was approximately $95,000, and is included in accounts payable on the accompanying condensed consolidated balance sheets.

14.	Subsequent Events

On May 12, 2017, the Company filed a revised S-1 registration statement for the proposed sale common stock of up to $6.9 million.

On May 1, 2017, the Company announced the acquisition of a majority stake in Big Bottom Distilling, LLC (“BBD”), a Hillsboro, Oregon-based distiller of award winning and super premium gins, whiskeys, brandies, rum, and vodka. The transaction is structured as an exchange of 84,286 Eastside shares for 90% of the BBD LLC units, and will maintain the independence of BBD as a separate entity underneath the operational umbrella of Eastside Distilling. BBD and Eastside will benefit from brand synergies because of the limited overlap with Eastside products. Eastside will devote sales, marketing, financial capital and production resources to expanding BBDs business, which in 2016 had total revenues of approximately $201,000.

On April 24, 2017, the Company issued 50,000 shares of its common stock upon conversion of 50 shares of preferred stock. As of April 24, 2017, the Company has zero shares of preferred stock outstanding.

On April 21, 2017, the Company completed a $500,000 convertible note purchase agreement with an accredited investor. The note has a maturity date of April 3, 2020, and bears interest at the rate of five percent (5%) per annum. The note has an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $2.50. The outstanding principal and unpaid accrued interest on the Note shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $2.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $2.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $2.00.

Eastside Distilling, Inc. and Subsidiary

Notes to Condensed Consolidated Financial Statements

March 31, 2017

(unaudited)

On April 5, 2017, the board approved an incentive option grant to messr Grover Wickersham totaling 100,000 shares with an exercise price of $1.60. In addition, the board approved a restricted stock unit grant of 100,000 shares of common stock that vested on April 5, 2017. 30,650 shares were not issued in order to satisfy messr Wickersham’s personal tax withholding responsibility.

On April 3, 2017, the Company issued 25,000 shares of common stock to a third-party consultant in exchange for services rendered.

From April 3, 2017 to May 4, 2017, the Company issued 256,781 shares of its common stock for $333,815, including 256,781 warrants for common stock. This represented the remaining closings of the Company’s private offering as filed in the Form 8-K on March 27, 2017. The private offering was completed on May 4, 2017.

On April 2, 2017 and April 18, 2017, 13, 2016, the independent directors, messrs Trent Davis and Michael Fleming, respectively, each exercised 13,888 stock options to purchase common stock at $1.80 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2016 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities Exchange Commission.

Overview

We are a Portland, Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka and rum. Unlike many, if not most distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our growth strategy is to build on our local base in the Pacific Northwest and expand selectively to other markets by using major spirits distributors, such as Southern Glazer Wines and Spirits, or regional distributors that focus on craft brands. As a small company in the large, international spirits marketplace filled with massive conglomerates, we are innovative in exploiting new trends with our products, for example our Coffee Rum with cold brew coffee and low sugar and our gluten free potato vodka. In December of 2016 we retained Sandstrom Partners (an internationally known spirit branding firm that branded St Germain and Bulleit Bourbon), to guide our marketing strategy and branding. They subsequently became an investor in our Company. We seek to be both a leader in creating spirits that offer better value than comparable spirits, for example our value priced Burnside Bourbon and Portland Potato Vodka, and an innovator in creating imaginative spirits that offer a unique taste experience, for example our cold-brewed coffee rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liqueur. On May 1, 2017, we acquired Big Bottom Distillery (“BBD”) for its excellent, award winning range of super premium gins and whiskeys, including Navy Proof Gin, Oregon Gin, Delta Rye and initial production of American Single Malt whiskey. BBD’s super premium spirits will expand our tasting room offerings and give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired on March 8, 2017, we also provide contract bottling and packaging services for existing and would be spirits producers, some of whom contract with us to blend or distill spirits. As a publicly-traded craft spirit producers, we have access to the public capital markets to support our long-term growth initiatives, including strategic acquisitions.

First quarter sales increased 33% over the prior year, primarily due to three factors: 1) increased wholesale sales traction within the Pacific Northwest; 2) the acquisition of MotherLode and the expansion of our private label business; and 3) the addition of a new retail location. The Oregon market continues to experience strong year-over-year growth. During the first quarter of this year, Oregon represented approximately 78% of sales, compared to 2016 where Oregon represented approximately 58% of sales. National distribution sales were flat quarter-over-quarter, but we anticipate the new markets to make strong sales progress and become a larger percentage of our overall sales.

We have also invested heavily in our infrastructure (facilities, people, and marketing programs) in order to support our planned expansion and believe we are well positioned to experience further improved performance throughout the balance of 2017.

Market Opportunity

Large and Growing Global and Domestic Markets

The global spirits market generated total revenues of $316 billion in 2013, representing a compound average growth rate (CAGR) of 3.4% between 2009 and 2013, according to MarketLine. The performance of the market is forecasted to accelerate with an anticipated CAGR of 4.2% for the five year period 2013-2018, which is expected to increase revenues generated by this market to approximately $388 billion by the end of 2018.

The U.S. spirits market had total revenues of $24.1 billion in 2015, representing a 25% increase since 2010, according to the Distilled Spirits Council of the United States (DISCUS). The domestic market share of spirits compared to beer and wine was at a record 35.4% in 2015 according to DISCUS, representing more than a 2% gain over beer and wine in terms of market share since 2010.

Key Growth Trends That we Target

Craft – The market share of “craft” distillers (defined as any producer that bottles less than 100,000 cases annually) has doubled over the last two years, and is projected to reach 8% by 2020, according to BNP Paribas.

Women – The United States Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), Park Street Imports, LLC (“Park Street”) and the US Census Bureau estimate that 37% of all U.S. whiskey drinkers are women.

Millennials – Generally, millennials (individuals born between the early 1980s and the mid-1990s) value “authenticity” and are inspired by travel, like to try new products and seek new experiences, according to a survey by BeverageDaily.com. Millennials tend to drink a broader range of spirit types (vodka, rum, tequila, whiskey, gin) than prior generations. Millennials consume more expensive spirits than their predecessors and are attracted to vintage spirits and cocktails with nostalgic followings, such as throwbacks to the 1950’s like rye whiskey, bourbon, and the Manhattan cocktail. According to Barclays Research, millennials increasingly prefer spirits over beer and wine, and flavored spirits, in particular. In addition, according to DISCUS, millennials are more willing than prior generations to purchase premium spirits.

Flavored – According to DISCUS, flavored spirits continue to grow faster than the overall spirits market, and flavored whiskey, which is especially appealing to younger drinkers and women, is the fastest growing flavored spirit category.

International – The demand for U.S.-produced spirits abroad is increasing significantly. U.S. spirit exports nearly doubled over the past decade to $1.56 billion in 2015, and whiskey exports were up approximately 5.4% in 2015 compared to 2014. The largest export markets for U.S. spirits include the United Kingdom, Canada, Germany, Australia and Japan.

Our Strategy

Our objective is to build Eastside Distilling into a profitable spirits company, with a distinctive portfolio of premium and high-end spirits brands that have national, and even international, consumer appeal and following. To help achieve this, we expect to:

●     Target Industry Growth Trends. Demand for U.S.-produced premium and high-end craft spirits, particularly whiskeys, has been increasing among millennials and women. We endeavor to capitalize on these trends by developing products that appeal to changing demographics, as typified by our Master Distiller, Melissa Heim, whom we believe is the first female commercial master distiller and blender west of the Mississippi River.

●     Be Experimental. We are not afraid to take chances with innovative product offerings that the larger and more bureaucratic companies that populate the industry cannot easily launch. We want to produce and deliver quality products that offer consumers “something different,” as to value or uniqueness, and we want to convey that message with new packaging devloped by our spirits branding firm, Sandstrom Partners.

●    Be Local. Be true to our Oregon and Pacific Northwest “roots” by shunning artificial additives, using locally sourced ingredients such as our high-quality water and Oregon oak, and relying on skilled local artisans.

●    Expand Geographically and Online. We are building brand awareness and driving sales in multiple geographic markets, with the use of social media (Twitter, Facebook, YouTube). We are partnering with retailers that market heavily online and investing resources into e-commerce and digital marketing.

●     Provide Value. We target the high-growth premium ($12-20 per bottle) and high-end ($20-30 per bottle) market segments with premium quality at attractive pricing. In the super premium category (above $50 per bottle), we intend to have limited production offerings that we believe also deliver exceptional value.

●     Use Sales Networks of Major U.S. Spirits Distributors. We have established and will continue to build relationships with the major wine and spirit wholesalers to distribute our products into the largest spirits markets in the United States.

●     Increase Production. We expect our production of cases to increase each year for the next three years. We believe our increased production capacity will make us more attractive to distribution partners and will also facilitate additional revenues, cost savings and profits.

●    Leverage Access to Public Capital Markets. The public capital markets facilitates funding access for our long-term growth initiatives, including potential strategic acquisitions.

Our Strengths

We believe the following competitive strengths will help enable the implementation of our growth strategies:

●    Award Winning Diverse Product Line: We have a diverse product line currently offering 14 premium craft spirits, many of which have won awards for taste and/or product design. According to a study by the American Craft Spirits Association, the U.S. craft spirits volume of cases sold experienced a compound annual growth rate of 27.4% between 2010 and 2015, and saw an increase in market share from 0.8% to 2.2% during that period. Our sales of premium brands have increased over 1,000% since 2010. We believe our diverse, recognized product line in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

●    Key Relationships: We have distribution arrangements with several of the largest wine and spirits distributors in the United States, such as Southern Glazer. We have also engaged Park Street, a provider of back-office administrative and logistical services for alcohol and beverage distributors. We believe these relationships will help accomplish our goal of having our premium spirits sold and distributed nationwide.

●    Experienced Master Distiller. Our master distiller, Melissa “Mel” Heim, whom we believe is the first female commercial master distiller and blender west of the Mississippi River, is an important factor in distinguishing our brands. We believe that Ms. Heim’s highly regarded “palate” is important to us in maintaining a high quality artisanal character to our products as well as adding to our consumer appeal.

Our Product Approach

Our approach to our craft spirits involves five important aspects:

●     Commitment to Quality: We create and deliver high-quality, innovative products targeted at growing markets.

●    Authentic Yet Scalable: We believe our approach to production allows us to produce our products at scale while keeping flavor profiles consistent.

●    Unique Talent and Experience: Every spirit reflects the creativity of our entire team.

●    14 Spirit Portfolio: Many craft distillers have only one to three products; we have 14, which we believe affords us the opportunity to target a broader range of consumers with our brands.

●    Generate Customer Loyalty: These factors attract loyal and enthusiastic customers and major distributors for our products.

Our Brands

We develop, produce and market the premium brands listed below.

Burnside Bourbon. We develop, market and produce two premium, barrel–aged bourbons: Burnside Bourbon and Oregon Oak Burnside Bourbon. Our Burnside Bourbon is aged in oak barrels, is 96 proof and won a Gold Medal in the MicroLiquor Spirit Awards in 2014, and another from Beverage Tasting Institute. Our Oregon Oak Burnside Bourbon is produced in limited quantities and aged for an additional 90 days in heavily charred Oregon oak barrels, and we consider it an “ultra-premium” brand. Our Burnside Bourbon brands accounted for approximately 40%, 35% and 40% of our revenues for years 2016, 2015 and 2014, respectively.

Barrel Hitch American Whiskey. We develop, market and produce two premium whiskeys: Barrel Hitch American Whiskey and Barrel Hitch Oregon Oaked Whiskey. Our whiskey is 80 proof and won a triple-Gold Medal and best of show in the MicroLiquor Spirit Awards in 2015. Our Oregon Oak version is produced in limited quantities and aged for an additional 90 days in heavily charred Oregon oak barrels, and we consider it an “ultra-premium” brand. Our Whiskey brand was introduced in July 2015 and accounted for approximately 17% and 7% of our revenues for years 2016 and 2015, respectively.

Premium Vodka. We develop, market and produce a premium potato vodka under the brand name Portland Potato Vodka which is distilled from potatoes rather than grain and as such is gluten free. Eastside Portland Potato Vodka was awarded a silver medal from the American Wine Society as well as a gold medal from the Beverage Tasting Institute which also gave it a “Best Buy” rating. Our Portland Premium Vodka accounted for approximately 13%, 14% and 30% of our revenues for years 2016, 2015 and 2014, respectively.

Distinctive Specialty Whiskeys. We develop, market and produce two distinctive specialty whiskeys: Cherry Bomb Whiskey and Marionberry Whiskey. Our Cherry Bomb Whiskey combines handcrafted small batch whiskey with a blast of real Oregon cherries. Our Cherry Bomb Whiskey won a gold medal from the American Wine Society and was also awarded a gold medal for taste and a silver medal for package design in the MicroLiquor Spirit Awards. Our Marionberry whiskey combines Oregon marionberries (a hybrid blackberry) with premium aged whiskey and was awarded two silver medals in the MicroLiquor Spirit Awards for taste and package design. Our distinctive whiskeys accounted for approximately 12%, 15% and 10% of our revenues for years 2016, 2015 and 2014, respectively.

Below Deck Rums. We develop, market and produce four rums under the Below Deck brand name: Below Deck Silver Rum, Below Deck Spiced Rum, Below Deck Coffee Rum and Below Deck Ginger Rum. Below Deck’s Silver Rum is our original rum. Below Deck Spiced Rum is double-distilled from molasses and infused with exotic spices and won a triple gold medal for taste and a bronze medal for package design in the MicroLiquor Spirit Awards. Our Below Deck Coffee Rum is double-distilled and infused with coffee flavors from Arabica bean and won a silver medal at the San Francisco World Spirits Competition. Below Deck Ginger Rum is infused with natural ginger. Our Below Deck Rums accounted for approximately 10%, 12% and 10% of our revenues for years 2016, 2015 and 2014, respectively.

Seasonal/Limited Edition Spirits. In addition to our premium bourbons, whiskeys, rum and vodka, we create seasonal and limited-edition handmade products such as Advocaat (eggnog) Liqueur, Peppermint Bark Liqueur, Bier Schnapps and Holiday Spiced Liqueur. Our Seasonal/Limited Edition Spirits accounted for approximately 6%, 10% and 10% of our revenues for years 2016, 2015 and 2014, respectively.

MotherLode Acquisition

On March 8, 2017, we acquired Motherlode, a Portland, Oregon based provider of bottling services and production support to craft distilleries. Since its founding in 2014 by Allen Barteld, the mission of MotherLode has been to enable craft distillers to increase their production and extend their product lines, reducing cost and increasing efficiency, thereby freeing them to focus on their craft. The typical MotherLode customer is a distillery of small batch, hand-crafted spirits, or a premium craft spirit sold as a private label.

We plan to relocate much of our own operations to MotherLode’s facility and expand our manufacturing resources. Plans are in place for a pneumatic bottling line, which we anticipate could result in a five-times increase in bottling rate and provide us with an opportunity for large-volume spirit handling capability.

In addition to bottling services for distillers and other producers of spirits, MotherLode bottles “private label” craft spirits for customers who have on-premise or off-premise licenses, including retail and liquor stores, bars, restaurants, events, and businesses who want to take advantage of the benefits that come from having their brand clearly printed on a label. MotherLode’s craft spirits can also be private labeled for corporate gifts, wedding, birthdays and other personal events.

Production and Supply

There are several steps in the production and supply process for beverage alcohol products. First, all of our spirits products are distilled. This is a multi-stage process that converts basic ingredients, such as grain, sugar cane or agave, into alcohol. Next, the alcohol is processed and/or aged in various ways depending on the requirements of the specific brand. For our vodka, this processing is designed to remove all other chemicals, so that the resulting liquid will be odorless and colorless, and have a smooth quality with minimal harshness. Achieving a high level of purity involves a series of distillations and filtration processes. For our large production products, we currently source full strength and barrel strength (barrel strength has a lower alcohol by volume (ABV) due to evaporation) that we further process (such as aging in Oregon Oak, or adding ingredients) and bottle at our premises.

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

U.S. Distribution

Producers of beverage alcohol products in the U.S., such as us, must sell their products through a three-tier distribution system. Producers of alcohol produce the product then sell it to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate producers such as us. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell beverage alcohol. In larger states, such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

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

Wholesalers and Distributors

In the U.S., we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, for product placement and for retail store penetration. We have no distribution agreements or minimum sales requirements with any of our U.S. alcohol distributors, and they are under no obligation to place our products or market our brands. All of the distributors also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the 22 states we sell our products, and our products are sold in the U.S. by seven wholesale distributors, as well as by various state beverage alcohol control agencies.

Other Sources of Revenue

Special Events

We also generate revenues from participating in special events (such as farmer’s markets, trade shows, hosting private tastings, etc.). We offer tastings as well as sell merchandise and bottle sales and have generated as much as $95,000 in revenues from these special events in a single month during the holiday season (November/December). In addition to the revenues these events generate, we value the immediate customer feedback during these activities which is instrumental in creating better products and testing new flavors.

Retail Stores and Kiosks

We have three retail stores in shopping centers in the Portland, Oregon area that provide us with additional revenue from sales of our products. In December 2014, we opened a 1,200 square foot retail store in Clackamas Town Center (Happy Valley Town Center) and in January 2015, entered into a lease for 3,100 square feet of retail space in the Washington Square Center in Portland. We also had two additional holiday season retail locations within high-traffic shopping malls in the Portland metro region during 2015. For the 2016 holiday season, we replaced the Washington Square Mall storefront with a kiosk location. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. Some of these stores will contain in-store tastings, which we believe will lead to additional product purchases.

Sales Team

Our sales force has an average of over ten years of industry experience with premium beverage alcohol brands.

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

Advertising, Marketing and Promotion

To build our brands, we must effectively communicate with three distinct audiences: our distributors, the retail trade and the end consumer. Advertising, marketing and promotional activities help to establish and reinforce the image of our brands in our efforts to build substantial brand value. We intend to stay true to our roots as a local Portland-based craft spirit company, while identifying and capitalizing on trends within the booming craft spirits industry.

In late 2016, with the goal of increasing our brand value and accelerating sales, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, to review our current product portfolio, as well as our new ideas, and advise us on marketing, creation of brand awareness and product positioning, locally and nationally. We intend to use Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. We intend to use Sandstorm’s full range of brand development services, including research, strategy, brand Identity, package design, environments, advertising, digital design and development. Sandstrom Partners is recognized as preeminent in spirits brand development and their work appears in every national and international design competition. Some of Sandstrom Partners current and past spirit branding clients include St-Germain, Brown-Forman, Brown Forman/Chambord, Old Forester, Stillhouse Distilling, Aviation Gin, Diageo, Bulleit Bourbon, Miller Brewing, Pernod Ricard, Bacardi Oakheart. Sandstrom’s approach to spirits marketing always involves telling a compelling story whose plot is transmitted in every consumer communication: from the name, to the package, point-of-sale, web, and advertising.

We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques, including social media marketing, to support our brands.

Besides traditional advertising, we also employ other marketing methods to support our brands: public relations, event sponsorships and tastings. Our U.S. public relations efforts have helped gain editorial coverage for our brands, which increases brand awareness. Event sponsorship is an economical way for us to have influential consumers taste our brands. We actively contribute product to trend-setting events where our brand has exclusivity in the brand category. We also conduct hundreds of in-store and on-premise promotions each year.

Intellectual Property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiaries. In the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

Seasonality

Our industry is subject to seasonality with peak retail sales generally occurring in the fourth calendar quarter, primarily due to seasonal holiday buying. Historically, this holiday demand typically resulted in higher sales for us in our second and/or third fiscal quarters.

Competition

The beverage alcohol industry is highly competitive. We believe that we compete on the basis of quality, price, brand recognition and distribution strength. Our premium brands compete with other alcoholic and nonalcoholic beverages for consumer purchases, retail shelf space, restaurant presence and wholesaler attention. We compete with numerous multinational producers and distributors of beverage alcohol products. Many of our current and potential competitors have longer operating histories and have substantially greater financial, sales, marketing and other resources than we do, as well as larger installed customer bases, greater name recognition and broader product offerings. Some of these competitors can devote greater resources to the development, promotion, sale and support of their products. As a result, it is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today there are eight major importers: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., and Remy Cointreau S.A.

We believe that we are sometimes in a better position to partner with small to mid-size brands than the major importers. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. This flexibility is attractive to private and family-owned brands who are more interested in retaining local production and sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, limit our ability to expand into new markets and limit our negotiating ability with our distributors.

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

Employees

As of May 1, 2017, we had 20 full-time employees, 10 of whom were in sales and marketing and three of whom were in management and seven in administration and production.

Geographic Information

We operate in one business segment – premium beverage alcohol. Our product categories are rum, whiskey, vodka and specialty liquors, with an intent to sell gin and private label tequila in the future. We currently sell our products in 22 states (Oregon, California, Washington, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Minnesota, Georgia, Pennsylvania, Rhode Island, New Hampshire, Maine, Idaho, Vermont and Maryland) and are authorized to distribute our products in Ontario, Canada as well.

Facilities

Our corporate headquarters are currently located in Portland, Oregon, where we lease and occupy 41,000 square feet of office and industrial space pursuant to a lease that commenced on November 1, 2014 and was recently amended to a revised expiration date of June 30, 2017. On February 17, 2017, the Company entered into a Commercial Sublease Agreement with Motherlode, LLC which we subsequently acquired. We intend to consolidate our production operations into the Motherlode facility. The Company anticipates relocating to new corporate offices that will be sufficient to maintain its current operations.

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

Motherlode Acquisition Agreement

On March 8, 2017, we entered into a Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member (the “Motherlode Acquisition Agreement”), with Allen Barteld, the sole member and the manager of Motherlode, LLC, an Oregon limited liability company (“Motherlode”) and Motherlode. Under the terms of the Motherlode Acquisition Agreement, the Company agreed to acquire from Mr. Barteld all of the membership interests in Motherlode in exchange for 260,000 shares of the Company’s common stock (the “Motherlode Acquisition”). The Motherlode Acquisition Agreement does not provide for any post-closing adjustments of the consideration paid. The Motherlode Acquisition was closed concurrently with the execution of the Acquisition Agreement on March 8, 2017. In connection with the Motherlode Acquisition, the Company entered into a three-year employment agreement with Mr. Barteld as described in the “Management” section below under the heading “Employment Agreements.”

The Motherlode Acquisition Agreement contains customary representations and warranties as to, among other things: the organization, good standing, and qualifications to conduct the business of the Company, Mr. Barteld’s power and authority to transfer the membership interests; the valid and marketable title of the membership interests free and clear of all liens; the Company’s authorization to issue the common stock; and compliance with applicable laws, as well as cross-indemnification provisions for losses (as defined in the Motherlode Acquisition Agreement) arising out of, resulting from, or in connection with any breach of any representation, warranty, covenant or obligation made by the party in the Motherlode Acquisition Agreement or other documents entered into or delivered in connection with the transactions contemplated by the Motherlode Acquisition Agreement. Neither the Company nor Mr. Barteld may unilaterally terminate the Motherlode Acquisition Agreement other than in the event the other party is in material breach of the representations, warranties, covenants or obligations set forth in the Motherlode Acquisition Agreement, subject to a 20-day cure period. The Motherlode Acquisition Agreement may be terminated by mutual consent of the parties.

The description of the transactions contemplated by the Motherlode Acquisition Agreement set forth herein does not purport to be complete and is qualified in its entirety by reference to the full text of the Motherlode Acquisition Agreement filed as an exhibit to the registration statement of which this prospectus is a part.

Big Bottom Distilling Acquisition Agreement

On May 1, 2017 we acquired 90% of the ownership of Big Bottom Distilling (“BBD”), a Hillsboro, Oregon-based distiller and producer of super premium gins, whiskeys, brandies, rum, and vodka. Pursuant to the agreement governing the acquisition of BBD, we agreed to exchange 84,286 shares of our common stock for 90% of the outstanding limited liability company units of BBD. Following the acquisition of BBD, we will maintain the independence of BBD as a separate entity underneath the operational umbrella of the Company.

Results of Operations

Overview

First quarter sales increased 33% over the prior year, primarily due to three factors: 1) Increased wholesale sales traction within the Pacific Northwest; 2) the acquisition of MotherLode and the expansion of our private label business; and 3) the addition of a new retail location. The Oregon market continues to experience strong year-over-year growth. During the first quarter of this year, Oregon represented approximately 78% of sales, compared to 2016 where Oregon represented approximately 58% of sales. National distribution sales were flat quarter-over-quarter, but we anticipate the new markets to make strong sales progress and become a larger percentage of our overall sales.

We have also invested heavily in our infrastructure (facilities, people, and marketing programs) in order to support our planned expansion and believe we are well positioned to experience further improved performance throughout the balance of 2017.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2017 Compared to the Three Months Ended March 31, 2016

Our sales for the three months ended March 31, 2017 increased to $829,669, or approximately 33%, from $621,882 for the three months ended March 31, 2016. The following table compares our sales in the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017		2016
Wholesale	$429,902	52%	$384,493	62%
Private Label	115,870	14%	—	—
Retail / Special Events	283,897	34%	237,329	38%
Total	$829,669	100%	$621,882	100%

The increase in sales in the three months ended March 31, 2017 is primarily attributable to three factors: 1) Increased wholesale sales traction within the Pacific Northwest; 2) the expansion of our private label business; and 3) the addition of a new retail location.

Excise taxes, customer programs and incentives for the three months ended March 31, 2017 increased to $217,188, or approximately 30%, from $167,120 for the comparable 2016 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the period.

During the three months ended March 31, 2017, cost of sales increased to $322,913, or approximately 26%, from $256,169 for the three months ended March 31, 2016. The increase is primarily attributable to the costs associated with our increased liquor sales in the period. The cost of sales we reported in both 2017 and 2016 are not typical of our expected future results because the product costs in both periods are based on smaller production lots, and do not reflect the economies of scale that we anticipate as we move into our new production facility later in 2017 and continue to scale our operations.

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

The following table compares our gross profit and gross margin in the three months ended March 31, 2017 and 2016:

	Three Months Ended March 31,
	2017	2016

Gross profit	$289,568	$198,593
Gross margin	47%	44%

Our gross margin of 47% of net sales in the three months ended March 31, 2017 increased from our gross margin of 44% for the three months ended March 31, 2016 primarily due to product mix, as the private label products typically have a higher gross margin.

Advertising, promotional and selling expenses for the three months ended March 31, 2017 increased to $386,132 or approximately 147% from $156,203 for the three months ended March 31, 2016. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets.

General and administrative expenses for the three months ended March 31, 2017 decreased to $726,396, or approximately 18%, from $886,011 for the three months ended March 31, 2016. This decrease is primarily due to decreased management headcount and tighter expense controls, offset by $52,819 higher stock-based compensation expense in 2017.

In the three months ended March 31, 2107, we had a $35,534 loss on disposal of property and equipment, primarily related to the write-off of construction-in-process on our MLK facility due to the early lease termination agreement we were able to execute in February 2017.

Total other expense, net was $43,324 for the three months ended March 31, 2017, compared to $171,058 for the three months ended March 31, 2016, a decrease of 75%. This decrease was primarily due to lower interest expense that started with the conversion of outstanding debt into common stock in December 2016 and continued in the three months ended March 31, 2017.

Net loss attributable to common shareholders during the three months ended March 31, 2017 was $906,855 as compared to a loss of $1,014,679 for the three months ended March 31, 2016. The reduction in our net loss was primarily attributable to our increased sales and gross margin, as well as decreased general and administrative expenses and interest expense during 2017, which amounts were offset by higher advertising, promotional and selling expenses and a one-time loss on the disposal of property and equipment.

Liquidity and Capital Resources

Three Months Ended March 31, 2017

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for such purposes have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers, convertible debt and equity financings.

Historically, the Company has funded its cash and liquidity needs through convertible notes, extended credit terms, and equity raisings. For the three months ended March 31, 2017 and 2016, the Company incurred a net loss of approximately $0.9 and $1.0 million in 2017 and 2016, respectively, and has an accumulated deficit of approximately $13.7 million as of March 31, 2017. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the three months ended March 31, 2017, the Company raised approximately $1.0 million from cash flow from financing activities to meet cash flows used in operating activities.

At March 31, 2017, the Company has approximately $0.9 million of cash on hand with a positive working capital of $1.7 million. The Company’s ability to meet their ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, reduce headcount, reduce rent and increase sales. In addition, through May 12, 2017, the Company has raised an additional $833,815 in cash through equity and debt offerings (see Note 14, Subsequent Events). Also in May 2017, the Company acquired a small distillery (its second acquisition of 2017) that is expected to improve operating results (see Note 14, Subsequent Events). Management believes that cash on hand and the most recent equity raise and two acquisitions will be sufficient to meet their operating activities to meet their near-term cash needs over the next twelve months.

The Company’s cash flow related information for the three months ended March 31, 2017 and 2016 are as follows:

	Three Months Ended March 31,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$(1,126,203)	$(271,477)
Investing activities	(32,569)	(6,954)
Financing activities	954,421	149,914

Operating Activities

In the three months ended March 31, 2017, the net loss plus non-cash adjustments used was approximately $0.6 million compared to using $0.7 million in 2016. The decrease in cash usage can be primarily attributed to the smaller net loss incurred in 2017 as compared to 2016. Non-cash adjustments in the aggregate were about $33,000 lower in 2017. In addition, there was a $0.1 million inventory build and a $0.5 million reduction accrued liabilities in 2017. In 2016, there was a $0.1 million inventory decrease, a $0.1 million decrease in prepaid expenses and $0.3 million increase in accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $39,631 and $6,954 were incurred in the three months ended March 31, 2017 and 2016 respectively.

Financing Activities

During the three months ended March 31, 2017, operating losses and working capital needs discussed above were met by raising equity financing from common stock of $0.8 million and warrant exercises of $0.2 million. Net cash flows provided by financing activities in the three months ended March 31, 2016 primarily consisted of $0.2 million in deposits for our preferred stock offering.

Recent Issuances of Common Stock

We recently concluded an equity financing of 833,704 units at $1.30 per unit, each unit consisting one share of common stock and one three-year common stock purchase warrant exercisable at $2.50 per share (subject to adjustment), for total proceeds of $1,083,815 in cash. The closing of this financing occurred on March 31, 2017, on which date the Company issued 576,923 shares of its common stock for $750,000 in cash and warrants to purchase 576,923 shares of common stock, and on several dates between April 3, 2017 and May 4, 2017, during which period the Company issued 256,781 shares of its common stock for $333,815 in cash and warrants to purchase 256,781 shares of common stock.

In March 2017, we issued 59,385 shares of common stock to four third-party consultants in exchange for services rendered.

In March 2017, we issued 1,724 shares of common stock to employees for stock-based compensation of $2,517.

On March 8, 2017, we completed the acquisition of MotherLode. We issued 260,000 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $1.45 on March 8, 2017, the value of the transaction was $377,000.

In March 2017, we issued 67,308 shares of common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $87,500.

In March 2017, we issued 250,000 shares of common stock upon conversion of 250 shares of preferred stock.

From January 15, 2017 through February 16, 2017, we received warrant exercises and subscription documents totaling $159,250 for 122,500 shares issued.

From January 4, 2017 to January 22, 2017, we sold 45,000 shares of common stock to accredited investors at a price of $1.30 per share for aggregate cash proceeds of $58,500.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Revenue Recognition

Net sales includes product sales, less excise taxes, customer programs and incentives. we record revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

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

Sales received from online merchants who sell discounted gift certificates for our merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $40,772 and $8,712 for the three months ended March 31, 2017 and 2016, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from our distribution facilities to customers are recorded in cost of sales.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At March 31, 2017, three distributors represented 79% of trade receivables. At December 31, 2016, three distributors represented 91% of trade receivables. Sales to three customers accounted for approximately 57% of consolidated sales for the three months ended March 31, 2017. Sales to one distributor, the OLCC, accounted for approximately 32% of consolidated sales for the three months ended March 31, 2016.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the three months ended March 31, 2017 and 2016.

Advertising

Advertising costs are expensed as incurred and are included in advertising, promotional and selling expenses in the accompanying statements of operations. Advertising expenses were $386,132 and $156,203 for the three months ended March 31, 2017 and 2016, respectively.

Excise Taxes

The Company is responsible for compliance with the TTB regulations which includes making timely and accurate excise tax payments. Eastside is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $176,416 and $158,408 in the three months ended March 31, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $374,687 and $140,370 in 2016 and 2015, respectively, and $158,658 and $105,839 in the three months ended March 31, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Related Party Transactions

We had no related party transactions during the three months ended March 31, 2017. During the three months ended March 31, 2016, the Company’s chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At March 31, 2016, the balance due to the chief executive officer was approximately $95,000, and is included in accounts payable on the accompanying condensed consolidated balance sheets.

Subsequent Events

On May 1, 2017, we announced the acquisition of a majority stake in BBD. Pursuant to the agreement governing the acquisition of BBD, we agreed to exchange 84,286 shares of our common stock for 90% of the outstanding limited liability company units of BBD. Following the acquisition of BBD, we will maintain the independence of BBD as a separate entity underneath the operational umbrella of the Company. We and BBD will benefit from brand synergies because of the limited overlap with our products. We will devote sales, marketing, financial capital and production resources to expanding BBD’s business, which in 2016 had total revenues of approximately $201,000.

On April 24, 2017, we issued 50,000 shares of its common stock upon conversion of 50 shares of preferred stock. As of April 24, 2017, we have zero shares of preferred stock outstanding.

On April 21, 2017, we completed a $500,000 convertible note purchase agreement with an accredited investor. The note has a maturity date of April 3, 2020, and bears interest at the rate of five percent (5%) per annum. The note has an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which we sell shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $2.50. The outstanding principal and unpaid accrued interest on the note shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $2.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $2.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $2.00.

On April 5, 2017, our board approved an incentive option grant to Mr. Grover Wickersham totaling 100,000 shares with an exercise price of $1.60. In addition, the board approved a restricted stock unit grant of 100,000 shares of common stock that vested on April 5, 2017. 30,650 shares were not issued in order to satisfy Mr. Wickersham’s personal tax withholding responsibility.

On April 3, 2017, we issued 25,000 shares of common stock to a third-party consultant in exchange for services rendered.

From April 3, 2017 to May 4, 2017, we issued 256,781 shares of its common stock for $333,815 in cash, including warrants to purchase 256,781 shares of common stock. This represented the remaining closings of our private offering as described in the Form 8-K we filed on March 27, 2017. The private offering was completed on May 4, 2017.

On April 2, 2017 and April 18, 2017, 13, 2016, the independent directors, Messrs. Trent Davis and Michael Fleming, respectively, each exercised 13,888 stock options to purchase common stock at $1.80 per share.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have adopted as of March 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

●	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

●	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and Topic 606, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

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

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern. The new guidance explicitly requires that management assess an entity’s ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We have adopted as of December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory. ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective prospectively for the year beginning January 1, 2017. We have adopted as of March 31, 2017.

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

ITEM 4 – CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) as of March 31, 2017. Disclosure controls and procedures are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures. In performing the assessment for the quarter ended March 31, 2017, our management concluded that our financial reporting controls and procedures were effective.

Changes in Disclosure Controls and Procedures

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2017, that materially affected, or are reasonably likely to materially affect, the registrant’s internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following list sets forth information regarding all securities sold or granted by us during the period covered by this report that were not registered under the Securities Act, and the consideration, if any, received by us for such securities, which proceeds has been or will be used by us for general working capital purposes. The securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The purchasers were “accredited investors” as such term is defined in Regulation D. The securities are non-transferable in the absence of an effective registration statement under the Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

1.	On May 1, 2017, we issued 84,286 shares of its common stock in exchange for 90% of the outstanding limited liability company units of Big Bottom Distilling, LLC.

2.	On April 21, 2017, we issued a $500,000 convertible promissory note to an accredited investor. The note has a maturity date of April 3, 2020, and bears interest at the rate of five percent (5%) per annum. The note has an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which we sell shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $2.50. The outstanding principal and unpaid accrued interest on the note shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $2.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $2.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $2.00.

3.	On April 3, 2017, we issued 25,000 shares of common stock to a third-party consultant in exchange for services rendered.

4.	From April 3, 2017 to May 4, 2017, we issued 256,781 shares of common stock for $333,815 in cash, including three-year warrants to purchase 256,781 shares of common stock at an exercise price of $2.50 per share (subject to adjustment).

5.	On March 31, 2017, we issued 576,923 shares of common stock for $750,000 in cash, including three-year warrants to purchase 576,923 shares of common stock at an exercise price of $2.50 per share (subject to adjustment).

6.	In March 2017, we issued 59,385 shares of common stock to four third-party consultants in exchange for services rendered.

7.	In March 2017, we issued 1,724 shares of common stock to employees for stock-based compensation of $2,517.

8.	On March 8, 2017, we completed the acquisition of MotherLode. We issued 260,000 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $1.45 on March 8, 2017, the value of the transaction was $377,000.

9.	In March 2017, we issued 67,308 shares of common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $87,500.

10.	In March 2017, we issued 250,000 shares of common stock upon conversion of 250 shares of preferred stock.

11.	From January 15, 2017 through February 16, 2017, we received warrant exercises and subscription documents totaling $159,250 for 122,500 shares issued.

12.	From January 4, 2017 to January 22, 2017, we sold 45,000 shares of common stock to accredited investors at a price of $1.30 per share for aggregate cash proceeds of $58,500.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.

3.2	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.

3.3	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.

3.4	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.

3.5	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.

3.6	Amended and Restated Bylaws of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.

10.1	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member among the Registrant, Allen Barteld and Motherlode, LLC, dated as of March 8, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated March 8, 2017 and filed on March 14, 2017.

10.2	Employment Agreement between the Registrant and Allen Barteld dated as of March 1, 2017 and executed on March 8, 2017, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2017 and filed on March 14, 2017.

31.1	Certification of Grover Wickersham pursuant to Rule 13a-14(a).

31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Schema Linkbase Document

101.CAL	XBRL Taxonomy Calculation Linkbase Document

101.DEF	XBRL Taxonomy Definition Linkbase Document

101.LAB	XBRL Taxonomy Labels Linkbase Document

101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Grover Wickersham
Grover Wickersham
Chief Executive Officer, Director
(Principal Executive Officer)
Date: May 12, 2017

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 12, 2017

