Form 10-Q
period 2017-06-30
Eastside Distilling, Inc.
filed 2017-08-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File No.: 000-54959

EASTSIDE DISTILLING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2150 SE Hanna Harvester Drive

Portland, Oregon 97222

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

As of August 14, 2017, 3,341,687 shares of our common stock with a par value of $0.0001 were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2017 and December 31, 2016

	June 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$1,297,245	$1,088,066
Trade receivables	246,762	344,955
Inventories	1,526,026	780,037
Prepaid expenses and current assets	352,322	187,714
Total current assets	3,422,355	2,400,772
Property and equipment, net	250,251	99,216
Intangible assets, net	385,950	-
Goodwill	221,556	-
Other assets	229,400	48,000
Total Assets	$4,509,512	$2,547,988

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$387,977	$457,034
Accrued liabilities	136,448	523,702
Deferred revenue	1,132	2,126
Current portion of notes payable	40,337	4,537
Total current liabilities	565,894	987,399
Notes payable - less current portion and debt discount	1,886,608	427,756
Total liabilities	2,452,502	1,415,155

Commitments and contingencies (Note 10)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 0 and 300 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively (liquidation values of $0 and $750,000, respectively)	-	245,838
Common stock, $0.0001 par value; 15,000,000 shares authorized; 3,341,687 and 2,542,504 shares issued and outstanding at June 30, 2017 and December 31, 2016, respectively	334	254
Additional paid-in capital	17,050,717	13,699,785
Accumulated deficit	(15,007,550)	(12,813,044)
Total Eastside Distilling, Inc. Stockholders' Equity	2,043,501	1,132,833
Noncontrolling interests	13,509	-
Total Stockholders’ Equity	2,057,010	1,132,833
Total Liabilities and Stockholders' Equity	$4,509,512	$2,547,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2017 and 2016

(unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2017	June 30, 2016	June 30, 2017	June 30, 2016
Sales	$883,522	$627,464	$1,713,191	$1,249,346
Less excise taxes, customer programs and incentives	278,492	133,682	495,680	300,802
Net sales	605,030	493,782	1,217,511	948,544
Cost of sales	394,625	268,216	717,538	524,385
Gross profit	210,405	225,566	499,973	424,159
Operating expenses:
Advertising, promotional and selling expenses	549,865	411,503	935,997	578,235
General and administrative expenses	848,472	891,597	1,574,868	1,767,079
Loss on disposal of property and equipment	5,441	-	40,975	-
Total operating expenses	1,403,778	1,303,100	2,551,840	2,345,314
Loss from operations	(1,193,373)	(1,077,534)	(2,051,867)	(1,921,155)
Other income (expense), net
Interest expense	(95,753)	(230,210)	(143,562)	(401,264)
Other income (expense)	-	(1,756)	4,485	(1,760)
Total other expense, net	(95,753)	(231,966)	(139,077)	(403,024)
Loss before income taxes	(1,289,126)	(1,309,500)	(2,190,944)	(2,324,179)
Provision for income taxes	-	-	-	-
Net loss	$(1,289,126)	$(1,309,500)	$(2,190,944)	$(2,324,179)

Dividends on convertible preferred stock	-	17,759	5,037	17,759
Loss attributable to noncontrolling interests	(1,475)	-	(1,475)	-

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(1,287,651)	$(1,327,259)	$(2,194,506)	$(2,341,938)

Basic and diluted net loss per common share	$(0.40)	$(1.39)	$(0.75)	$(2.71)

Basic and diluted weighted average common shares outstanding	3,253,246	951,692	2,935,551	863,965

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2017 and 2016

(unaudited)

	Six Months Ended
	June 30, 2017	June 30, 2016
Cash Flows From Operating Activities:
Net loss	$(2,190,944)	$(2,324,179)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	30,044	11,047
Loss on disposal of property and equipment	40,975	-
Amortization of debt issuance costs	52,657	116,750
Amortization of beneficial conversion feature	-	228,550
Issuance of common stock in exchange for services	339,720	89,100
Stock-based compensation	279,322	157,408
Changes in operating assets and liabilities:
Trade receivables	104,417	(124,008)
Inventories	(512,579)	(94,702)
Prepaid expenses and other assets	(201,008)	97,875
Accounts payable	(74,236)	(155,881)
Accrued liabilities	(619,329)	435,799
Deferred revenue	(994)	2,467
Net cash used in operating activities	(2,751,955)	(1,559,774)
Cash Flows From Investing Activities:
Cash acquired in acquisition	4,541	-
Purchases of property and equipment	(152,532)	(7,052)
Net cash used in investing activities	(147,991)	(7,052)
Cash Flows From Financing Activities:
Stock issuance cost related to acquisitions	(19,980)	-
Stock issuance cost related to common shares issued for preferred conversion	(15,000)	-
Proceeds from common stock, net of issuance costs of $6,033, with detachable warrants	1,612,467	-
Proceeds from warrant exercise	159,250	-
Payments of principal on notes payable	(27,612)	(408,975)
Proceeds from convertible notes payable, net of issuance costs	1,400,000	185,000
Proceeds from notes payable, warrants issued	-	200,000
Proceeds from preferred stock, net of issuance costs of $35,920, with warrants	-	463,080
Proceeds from common stock with detachable warrants	-	2,000,000
Net cash provided by financing activities	3,109,125	2,439,105
Net increase in cash	209,179	872,279
Cash - beginning of period	1,088,066	141,317
Cash - end of period	$1,297,245	$1,013,596

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$81,529	$219,976

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$377,000	$-
Issuance of common stock for the acquisition of Big Bottom Distilling, LLC	$134,858	$-
Note payable issued in exchange of accounts payable	$60,000	$-
Common stock issued in exchange of notes payable	$87,500	$-
Issuance of common stock in exchange for services recorded as other assets	$145,000	$-
Dividends paid in common stock	$-	$17,759
Stock issued in lieu of accrued compensation	$-	$423,000
Stock issued to retire notes and accrued interest	$-	$246,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

1.	Description of Business

Eastside Distilling, Inc. (“Eastside” or the “Company”) is an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, and rum. Unlike many, if not most, distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our growth strategy is to build on our local base in the Pacific Northwest and expand selectively to other markets by using major spirits distributors, such as Southern Glazer Wines and Spirits, and regional distributors that focus on craft brands. As a small business in the large, international spirits marketplace populated with massive conglomerates, we are innovative in exploiting new trends with our products, for example, our Coffee Rum with cold brew coffee and low sugar and our gluten-free potato vodka. In December 2016 we retained Sandstrom Partners (an internationally known spirit branding firm that branded St Germain and Bulleit Bourbon) to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our Company. We seek to be both a leader in creating spirits that offer better value than comparable spirits, for example our value-priced Portland Potato Vodka, and an innovator in creating imaginative spirits that offer a unique taste experience, for example our cold-brewed Coffee Rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liqueur. On May 1, 2017, we acquired 90% of the ownership of Big Bottom Distillery (“BBD”) for its excellent, award winning range of super premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and initial production of American Single Malt Whiskey. BBD’s super premium spirits will expand our tasting room offerings and give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. As a publicly-traded craft spirit producer, we have access to the public capital markets to support our long-term growth initiatives, including strategic acquisitions.

We currently sell our products in 22 states (Oregon, California, Washington, Florida, New York, Illinois, Texas, Georgia, Pennsylvania, Connecticut, Idaho, Indiana, Kansas, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, Rhode Island, Virginia, West Virginia and Wyoming) as well as Washington D.C. and Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB).

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $2,190,944 and has an accumulated deficit of $15,007,550 for the six months ended June 30, 2017. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the six months ended June 30, 2017, the Company raised $3,109,125 in proceeds from financing activities to meet cash flow used in operating activities.

At June 30, 2017, the Company had $1,297,245 of cash on hand with a positive working capital of $2,856,461. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, by reducing headcount, rent, professional fees and increasing sales. Also in March and May 2017, the Company acquired two businesses, a contract bottling and packaging services company and a small distillery business (both stock purchase transactions), that are expected to improve operating results. In addition, through August 14, 2017, the Company has raised an additional $5,400,000 in cash gross proceeds through an equity offering (see Note 14, Subsequent Events). Management believes that cash on hand and proceeds generated from the most recent equity financing, along with revenue that the Company expects to generate as a result of its two recent acquisitions will be sufficient to meet the Company’s cash needs for the foreseeable future.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2017, our operating results for the three and six months ended June 30, 2017 and 2016 and our cash flows for the six months ended June 30, 2017 and 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MotherLode (beginning as of March 8, 2017), and majority-owned subsidiary BBD (beginning as of May 1, 2017). All intercompany balances and transactions have been eliminated in consolidation.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Revenue received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with Accounting Standards Codification (“ASC”) Topic 605-50, Revenue Recognition - Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $79,837 and $19,241 for the six months ended June 30, 2017 and 2016, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $935,997 and $578,235 for the six months ended June 30, 2017 and 2016, respectively.

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at June 30, 2017 and December 31, 2016.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At June 30, 2017, four customers represented 83% of trade receivables, and at December 31, 2016, three customers represented 91% of trade receivables. Sales to two customers accounted for approximately 46% of consolidated net sales for the six months ended June 30, 2017. Sales to one customer, the OLCC, accounted for approximately 35% of net sales for the six months ended June 30, 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At June 30, 2017 and December 31, 2016, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at June 30, 2017 and December 31, 2016. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At June 30, 2017 and December 31, 2016, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the six months ended June 30, 2017 and 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At June 30, 2017 and December 31, 2016, no impairment loss was recognized.

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At June 30, 2017 and December 31, 2016, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the six months ended June 30, 2017 and 2016.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the six months ended June 30, 2017 and 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $415,843 and $281,561 for the six months ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $619,042 and $246,508 for the six months ended June 30, 2017 and 2016, respectively.

Accounts Receivable Factoring Program

During the three months ended June 30, 2017, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remitted payment, we would receive the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices had recourse should the customer fail to pay the invoice. Thus, we recorded factored amounts as a liability until the customer remitted payment and we received the remaining 25% of the non-factored amount. We did not factor any invoices during the six months ended June 30, 2017. At June 30, 2017, we had no factored invoices outstanding, and we incurred fees associated with the factoring program of $63,238 during the six months ended June 30, 2017. During the six months ended June 30, 2016, we factored invoices totaling $138,364 and received total proceeds of $103,773. At June 30, 2016, we had no factored invoices outstanding, and we incurred fees associated with the factoring program of $17,299 during the six months ended June 30, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have adopted as of March 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-2”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

-	A lease liability, which is a lessee’s obligation to make lease payments arising from a lease, measured on a discounted basis; and

-	A right-of-use asset, which is an asset that represents the lessee’s right to use, or control the use of, a specified asset for the lease term.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-9”). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company currently expects to adopt ASU 2014-09 in the first quarter of 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). The new guidance explicitly requires that management assess an entity’s ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We adopted ASU 2014-15 as of December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective prospectively for the year beginning January 1, 2017. We adopted ASU 2015-11 as of March 31, 2017.

In April 2015, the FASB issued ASU 2015-03, simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We have early adopted ASU 2015-03 as of December 31, 2015.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the June 30, 2017 presentation with no changes to net loss or total stockholders’ equity previously reported.

4.	Business Acquisitions

During the six months ended June 30, 2017, the Company completed the following acquisitions:

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon based provider of bottling services and production support to craft distilleries. The Company’s consolidated financial statements for the three and six months ended June 30, 2017 include MotherLode’s results of operations from the Acquisition date of March 8, 2017 through June 30, 2017. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date. MotherLode had approximately $375,000 in revenues (unaudited) in 2016.

The following allocation of the purchase price is as follows:

Consideration given:
86,667 shares of common stock valued at $4.35 per share	$377,000
Assets and liabilities acquired:
Cash	7,062
Inventory	103,488
Property and equipment	46,250
Intangible assets - customer list and license	376,431
Goodwill	28,182
Accounts payable	(5,180)
Customer deposits	(179,233)
$377,000

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair values assigned to customer list intangible asset was determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earning methods. The major assumptions used in arriving at the estimated identifiable intangible asset value included management’s estimates of future cash flows, discounted at an appropriate rate of return which are based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the tangible assets that are expected to contribute directly or indirectly to future cash flows. The customer relationships estimated useful life is seven years. The fair values assigned to the license intangible asset were determined through the use of the cost approach. The license has an indefinite life and will not be amortized.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Big Bottom Distillery, LLC

On May 1, 2017, the Company acquired 90% of the ownership of Big Bottom Distillery, LLC (“BBD”), a Hillsboro, Oregon based distiller of super premium spirits. The Company’s consolidated financial statements for the three and six months ended June 30, 2017 include BBD’s results of operations from the Acquisition date of May 1, 2017 through June 30, 2017. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the Acquisition date. BBD had approximately $201,000 in revenues (unaudited) in 2016.

The following allocation of the purchase price is as follows:

Consideration given:
28,096 shares of common stock valued at $4.80 per share for 90%	$134,858
Noncontrolling interests	14,984
Total value of acquisition	$149,842

Assets and liabilities acquired:
Cash (overdraft)	$(2,521)
Accounts receivable	6,224
Inventory	129,922
Property and equipment	22,717
Intangible assets - license	25,000
Goodwill	193,374
Accrued liabilities	(52,841)
Notes payable	(172,033)
Total	$149,842

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair values assigned to the license intangible asset were determined through the use of the cost approach. The license has an indefinite life and will not be amortized.

5.	Inventories

Inventories consist of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Raw materials	$1,042,899	$439,739
Finished goods	483,127	340,298
Total inventories	$1,526,026	$780,037

6.	Property and Equipment

Property and equipment consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Furniture and fixtures	$165,676	$70,140
Leasehold improvements	18,266	8,607
Vehicles	39,000	38,831
Construction in progress	81,004	34,603
Total cost	303,946	152,181
Less accumulated depreciation	(53,695)	(52,965)
Property and equipment - net	$250,251	$99,216

Depreciation expense totaled $14,563 and $11,047 for the six months ended June 30, 2017 and 2016, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

7.	Intangible Assets and Goodwill

There were no intangible assets or goodwill at December 31, 2016. At June 30, 2017, intangible assets and goodwill consist of the following:

	June 30, 2017	Life
Permits and licenses	$50,000	-
Customer lists	351,431	7 years
Goodwill	221,556	-
Total intangible assets and goodwill	622,987
Less accumulated amortization	(15,481)
Intangible assets and goodwill - net	$607,506

Amortization expense totaled $15,481 and nil for the six months ended June 30, 2017 and 2016, respectively.

8.	Notes Payable

Notes payable consists of the following at June 30, 2017 and December 31, 2016:

	June 30, 2017	December 31, 2016
Notes payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December, 2020. The note is secured by a vehicle.	$-	$16,642
Notes payable bearing interest at 8%. The notes have a 2-year maturity and are due at various dates between September 19, 2018 – October 19, 2018, and pay interest only on a monthly basis.	460,000	547,500
Note payable bearing interest at 2.74%. The note is payable in monthly principal plus interest payments of $100 through December, 2019.	2,909	-
Note payable bearing interest at 4.00%. The note is payable in quarterly principal plus interest payments of $9,614 through March, 2019.	74,354	-
Convertible notes payable bearing interest at 4.00%. The notes principal plus accrued interest is due in full at various dates between April 3, 2020 – June 30, 2020. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the Note shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $6.00.	1,408,627	-
Note payable bearing interest at 5.00%. The note principal plus accrued interest is due in full in April, 2020.	60,247	-
Total notes payable	2,006,137	564,142
Less current portion	(40,337)	(4,537)
Less debt discount for detachable warrant	(79,192)	(131,849)
Long-term portion of notes payable	$1,886,608	$427,756

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Maturities on notes payable as of June 30, 2017, are as follows:

Year ending December 31:

2017	$28,482
2018	498,377
2019	10,404
2020	1,468,874
Thereafter	-
$2,006,137

9.	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the six months ended June 30, 2017 and 2016 were as follows:

	June 30, 2017	June 30, 2016
Expected federal income tax benefit	$(724,684)	$(798,000)
State income taxes after credits	(144,602)	(155,000)
Change in valuation allowance	869,286	953,000
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$4,325,989	$3,557,909
Stock-based compensation	326,585	213,181
Total deferred tax assets	4,652,574	3,771,090

Deferred tax liabilities:
Depreciation and amortization	(83,014)	(70,816)
Total deferred tax liabilities	(83,014)	(70,816)
Valuation allowance	(4,569,560)	(3,700,274)
Net deferred tax assets	$-	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

At June 30, 2017, the Company has a cumulative net operating loss carryforward (NOL) of approximately $10.8 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029. The utilization of the NOL carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

In assessing the realizable of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon generation of future taxable income during the periods in which those temporary differences become deductible. Due to the uncertainty of the realizability of the deferred tax assets, management has determined a full valuation allowance is appropriate.

10.	Commitments and Contingencies

Operating Leases

The Company leases its warehouse, kiosks and tasting room space under operating lease agreements, which expire through October 2021. Monthly lease payments range from $1,802 to $6,400 over the terms of the leases. For operating leases which contain fixed escalations in rental payments, the Company records the total rent expense on a straight-line basis over the lease term. The difference between the expense computed on a straight-line basis and actual payments for rent represents deferred rent which is included within accrued liabilities on the accompanying consolidated balance sheets. Retail spaces under lease are subject to monthly percentage rent adjustments when gross sales exceed certain minimums.

At June 30, 2017, future minimum lease payments required under the operating leases are approximately as follows:

2017	$135,000
2018	103,000
2019	78,000
2020	77,000
2021	64,000
Thereafter	-
Total	$457,000

Total rent expense was $145,844 and $242,117 for the six months ended June 30, 2017 and 2016, respectively.

On February 7, 2017, we entered into a Lease Termination Agreement with PJM BLDG. II LLC (the “Termination Agreement”), the landlord of our current headquarters and production facilities located at 1805 SE Martin Luther King Jr. Blvd., Portland, Oregon. The Termination Agreement provides that the original lease agreement dated July 17, 2014 terminated on June 30, 2017 rather than October 30, 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

Legal Matters

We are not currently subject to any material legal proceedings, however we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

11.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at June 30, 2017 and 2016. The numerators and denominators used in computing basic and diluted net loss per common share in 2017 and 2016 are as follows:

	Three months ended June 30,
	2017	2016
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(1,287,651)	$(1,327,259)
Weighted average shares (denominator)	3,253,246	951,692
Basic and diluted net loss per common share	$(0.40)	$(1.39)

	Six months ended June 30,
	2017	2016
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(2,194,506)	$(2,341,938)
Weighted average shares (denominator)	2,935,551	863,965
Basic and diluted net loss per common share	$(0.75)	$(2.71)

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

12.	Stockholder’s Equity

	Convertible Series A						Total Eastside Distilling, Inc.
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders'	Noncontrolling	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	interests	Equity
Balance, December 31, 2016	300	$245,838	2,542,504	$254	$13,699,785	$(12,813,044)	$1,132,833	$-	$1,132,833
Issuance of common stock	-	-	15,001	1	58,499	-	58,500	-	58,500
Issuance of common stock, net of issuance costs of $6,033, with detachable warrants	-	-	400,019	40	1,553,927	-	1,553,967	-	1,553,967
Issuance of common stock from warrant exercise for cash	-	-	40,834	4	159,246	-	159,250	-	159,250
Issuance of common stock for services by third parties	-	-	70,131	7	305,293	-	305,300	-	305,300
Issuance of common stock for services by employees	-	-	26,407	3	129,417	-	129,420	-	129,420
Stock option exercises	-	-	9,260	1	49,999	-	50,000	-	50,000
Stock-based compensation	-	-	-	-	279,322	-	279,322	-	279,322
Issuance of common stock for acquisition of MotherLode, net of issuance costs of $5,580	-	-	86,667	9	371,411	-	371,420	-	371,420
Issuance of common stock for 90% acquisition of Big Bottom Distilling, net of issuance costs of $14,400	-	-	28,096	3	120,455	-	120,458	14,984	135,442
Shares issued for payoff of long-term notes	-	-	22,436	2	87,498	-	87,500	-	87,500
Cumulative dividend on Series A preferred	-	5,037	-	-	-	(5,037)	-	-	-
Common shares issued for preferred conversion	(300)	(250,875)	100,001	10	235,865	-	(15,000)	-	(15,000)
Adjustment of shares for reverse stock-split	-	-	331	-	-	-	-	-	-
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	-	(1,475)	(1,475)
Net loss attributable to common shareholders	-	-	-	-	-	(2,189,469)	(2,189,469)	-	(2,189,469)
Balance, June 30, 2017	-	$-	3,341,687	$334	$17,050,717	$(15,007,550)	$2,043,501	$13,509	$2,057,010

Reverse Stock Splits

All shares related and per share information in these financial statements has been adjusted to give effect to the 20-for-1 reverse stock split of the Company’s common stock effected on October 18, 2016, and the 3-for-1 reverse stock split of the Company’s common stock effected on June 15, 2017.

Issuance of Common Stock

From January 4, 2017 to January 22, 2017, the Company sold 15,001 shares of common stock to accredited investors at a price of $3.90 per share for aggregate cash proceeds of $58,500.

From March 31, 2017 to June 2, 2017, the Company issued 400,019 shares of its common stock for aggregate cash proceeds of $1,560,000, including 400,019 warrants for common stock.

From January 15, 2017 through February 16, 2017, the Company received warrant exercises and common stock subscriptions for 40,834 shares for aggregate cash proceeds of $159,250.

In March 2017, the Company issued 19,796 shares of common stock to four third-party consultants in exchange for services rendered.

In March 2017, the Company issued 575 shares of common stock to employees for stock-based compensation of $2,517.

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a Portland, Oregon based provider of bottling services and production support to craft distilleries. We issued 86,667 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $4.35 on March 8, 2017, the value of the transaction was $377,000. Issuance costs incurred were $5,580.

In March 2017, the Company issued 22,436 shares of its common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $87,500.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

In March 2017, the Company issued 83,334 shares of its common stock upon conversion of 250 shares of preferred stock.

In April 2017, the Company issued 16,667 shares of its common stock upon conversion of 50 shares of preferred stock.

In April 2017, the Company approved a restricted stock unit grant of 33,334 shares of common stock to the Company’s Chief Executive Officer, Grover Wickersham, that vested on April 5, 2017, of which 10,218 shares were not issued in order to satisfy Mr. Wickersham’s personal tax withholding responsibility.

In April 2017, the Company issued 50,335 shares of common stock to three third-party consultants in exchange for services rendered.

In April 2017, the independent directors, Messrs. Trent Davis and Michael Fleming, respectively, each exercised 4,630 stock options to purchase common stock at $5.40 per share.

In May 2017, the Company completed the acquisition of a majority stake in Big Bottom Distilling, LLC (“BBD”), a Hillsboro, Oregon-based distiller of super premium spirits. We issued 28,096 shares of common stock to the owners of BBD as consideration for 90% of the BBD LLC units. Based on the closing share price of our common stock of $4.80 on May 1, 2017, the value of the transaction was $134,858. Issuance costs incurred were $14,400

In June 2017, the Company issued 2,716 shares of common stock to employees for stock-based compensation of $15,943, all of which were fully vested upon issuance.

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

Each share of Series A Convertible Preferred has a stated value of $1,000, which is convertible into shares of the Company’s common stock at a fixed conversion price equal to $4.50 per share. The Series A Convertible Preferred accrue dividends at a rate of 8% per annum, cumulative. Dividends are payable quarterly in arrears at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $500,000, to the extent permitted under applicable law out of funds legally available therefore. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) 90% of the average of the per share market values during the twenty (20) trading days immediately preceding a dividend date.

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

As of June 30, 2017, the Company has zero shares of preferred stock outstanding.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 166,667 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 289,709 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. In May 2017, the Board of Directors approved an amendment to the 2016 Plan to increase the number of shares of common stock reserved thereunder to a new total of 389,709 shares, contingent upon stockholder adoption and approval of this amendment at the next annual meeting of stockholders. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. At June 30, 2017, there were 287,516 options and 61,388 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At June 30, 2017, there were 14,584 options issued under the 2015 Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not issued under or subject to a formal option plan. At June 30, 2017, there were 16,667 options outstanding that were not issued under the 2015 Plan or the 2016 Plan.

A summary of all stock option activity at and for the three months ended June 30, 2017 is presented below:

	# of Options		Weighted- Average Exercise Price
Outstanding at December 31, 2016	173,750		$9.24
Options granted	145,000	(1)	4.74
Options exercised	(9,260)		5.40
Options canceled	-		-
Outstanding at June 30, 2017	309,490		$7.25

Exercisable at June 30, 2017	112,250		$10.76

(1) options granted under 2016 Plan;

The aggregate intrinsic value of options outstanding at June 30, 2017 was $231,500.

At June 30, 2017, there were 197,240 unvested options with an aggregate grant date fair value of $663,100. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at June 30, 2017 was $184,403. During the six months ended June 30, 2017, 73,186 options became vested.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the six months ended June 30, 2017:

Risk-free interest rate	1.56%
Expected term (in years)	6.96
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2017 was $3.29. The aggregate grant date fair value of the 145,000 options granted during the six months ended June 30, 2017 was $476,965.

For the six months ended June 30, 2017 and 2016, total stock option expense related to stock options was $279,322 and $157,408 respectively. At June 30, 2017, the total compensation cost related to stock options not yet recognized is approximately $650,722, which is expected to be recognized over a weighted-average period of approximately 3.24 years.

Warrants

During the six months ended June 30, 2017, the Company issued 400,019 detachable warrants in connection with the purchase of 400,019 shares of common stock. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of June 30, 2017. The estimated fair value of the warrants at issuance was $782,837, based on the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	1.50%
Expected term (in years)	3.0
Expected dividend yield	-
Fair value of common stock	$5.00

A total of 40,834 warrants were exercised during the six months ended June 30, 2017 for cash proceeds of $159,250.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2016	846,765	2.77 years	$6.48	$0

Six months ended June 30, 2017:
Granted	400,019	3.00 years	$7.50	$0
Exercised	(40,834)	2.00 years	$3.90
Forfeited and cancelled	(74,873)	2.00 years	$6.00	-

Outstanding at June 30, 2017	1,131,077	2.51 years	$6.88	$0

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

13.	Related Party Transactions

The following is a description of transactions since January 1, 2015 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements.

On April 4, 2016, Steven Earles, our former chief executive officer, purchased 185 units in an offering of units consisting of shares of our series A convertible preferred stock and warrants to purchase common stock (our “Series A Preferred Stock and Warrant Unit Offering”) in consideration of $185,000 in accrued and unpaid salary. Each unit consisted of one share of series A convertible preferred stock and one warrant to purchase 223 shares of common stock at an exercise price of $6.00 per share. Steven Shum, our chief financial officer, purchased 97 units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $97,000 in accrued and unpaid salary. Martin Kunkel, our former chief marketing officer, director and secretary, purchased 58 Units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $58,000 in accrued and unpaid salary. Carrie Earles, our chief branding officer and wife of Steven Earles, purchased 83 units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $83,000 in accrued and unpaid salary. These issuances were unanimously approved by our Board of Directors, including all disinterested directors. Effective November 4, 2016, we entered into an agreement with Mr. Earles, the Company’s former chief executive officer, pursuant to which Mr. Earles agreed to convert 185 shares of the Company’s series A convertible preferred stock into 41,111 shares of the Company’s common stock and to cancel his warrant to purchase 41,107 shares of the Company’s common stock.

On June 9, 2016, pursuant to a subscription agreement executed by the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) for which Mr. Wickersham serves as trustee, the PSP purchased in a private placement an aggregate of 83,334 units, each unit consisting of one share of common stock and one common stock purchase warrant (collectively with the common stock, the “Common Stock Units”) at a purchase price of $3.00 per Common Stock Unit, for a total purchase price of $250,000.

On June 22, 2016, pursuant to a subscription agreement executed by Grover T. Wickersham, Mr. Wickersham directly purchased in a private placement an aggregate of 38,334 Common Stock Units at a purchase price of $3.00 per Common Stock Unit for a total purchase price of $115,000. On December 30, Mr. Wickersham assigned 24,680 of his warrants to a related and un-related party. He also voluntarily canceled 8,334 additional warrants.

On June 22, 2016, pursuant to a subscription agreement executed by an education trust established for the benefit of an unrelated minor for which Mr. Wickersham serves as trustee (“Education Trust”), the Education Trust purchased in a private placement 16,667 Common Stock Units at a purchase price of $3.00 per Common Stock Unit, for a total purchase price of $50,000.

On June 22, 2016, pursuant to a subscription agreement executed by the Lindsay Anne Wickersham 1999 Irrevocable Trust for which Mr. Wickersham serves as trustee (the “Irrevocable Trust”), the Irrevocable Trust purchased in a private placement 66,667 Common Stock Units at a purchase price of $3.00 per Common Stock Unit, for a total purchase price of $200,000.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

On June 22, 2016, pursuant to a subscription agreement, Michael Fleming, a current director, directly purchased in a private placement an aggregate of 8,334 Common Stock Units at a purchase price of $3.00 per Common Stock Unit, each Common Stock Unit consisting of one share of common stock and a warrant to purchase one share of common stock at an exercise price of $6.00 per share, for a total purchase price of $25,000.

On June 30, 2016, the PSP purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $50,000, along with a warrant to acquire 8,334 shares of common stock at a price of $6.00 per share. On July 7, 2016, the PSP purchased an additional Promissory Note for aggregate consideration of $120,000, along with a warrant to acquire 20,000 shares of common stock at an exercise price of $6.00 per share. On December 30, 2016, the PSP exercised 43,590 warrants at a price of $3.90 per share.

On June 30, 2016, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “Wickersham Trust”) purchased an additional Promissory Note for aggregate consideration of $50,000, along with a warrant to acquire 8,334 shares of common stock at an exercise price of $6.00 per share. On November 21, 2016, the Wickersham Trust purchased an additional Promissory Note for aggregate consideration of $75,000, along with a warrant to acquire 12,500 shares of common stock at an exercise price of $6.00 per share. On December 31, 2016, the Wickersham Trust exercised its 20,834 warrants along with an additional 11,218 warrants assigned from Mr. Wickersham all at a price of $3.90 in exchange for eliminating the outstanding note principal.

During the six months ended June 30, 2016, the Company’s chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At June 30, 2016, the balance due to the chief executive officer was approximately $8,000. The Company also has a note payable due its chief executive officer in the amount of $12,500 at June 30, 2016, that was repaid during fiscal year 2016.

On September 19, 2016, an entity for which Lawrence Hirson, a former director, serves as manager purchased $150,000 of promissory notes and received 3-year warrants to purchase 25,000 shares of our common stock at an exercise price of $6.00 per share.

On June 2, 2017, Mr. Wickersham purchased 15,189 units at $3.90 per unit, with each unit consisting of one share of common stock and one three-year common stock purchase warrant exercisable at $7.50 per share (subject to adjustment), for total proceeds of $59,237 in cash.

We believe that the foregoing transactions were in our best interests. Consistent with Section 78.140 of the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will continue to conduct an appropriate review of all related party transactions and potential conflicts of interest on an ongoing basis.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2017

(unaudited)

14.	Subsequent Events

On August 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative, joint lead underwriter and joint bookrunner (the “Representative”), and Aegis Capital Corp., as joint lead underwriter and joint bookrunner, and with the other underwriters (the “Underwriters”) named therein, relating to a firm commitment underwritten public offering of 1,200,000 units (the “Units”), each Unit consisting of one share of our common stock (the “Common Stock”) and warrants to purchase one share of Common Stock (the “Warrants”). The Units will be sold at a price equal to $4.50 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at an exercise price of $5.40 per share (120% of the public offering price of the Units). The Warrants will be exercisable at any time from the date of issuance through August 10, 2022, unless earlier redeemed. Beginning 90 days after the date of the Underwriting Agreement, the Warrants will be redeemable at our option, in whole or in part, at a redemption price equal to $0.15 per Warrant upon 30 days’ prior written notice, at any time after the date on which the closing price of the Common Stock has equaled or exceeded $7.65 per share (170% of the public offering price of the Units) for at least five consecutive trading days. We also granted the Underwriters a 45-day option to purchase up to an additional 180,000 shares of Common Stock at a price of $4.49 per share, less the underwriting discounts and commissions, and 180,000 Warrants at a price of $0.01 per Warrant, to cover over-allotments, if any.

The offering will be conducted pursuant to a registration statement on Form S-1 (File No. 333- 215848) and a related prospectus filed with the Securities and Exchange Commission, which became effective on August 9, 2017. The offering is expected to close on August 15, 2017, subject to customary closing conditions. Shares of our common stock and the Warrants began trading on August 10, 2017 under the symbols “ESDI” and “ESDIW,” respectively, on the Nasdaq Capital Market.

Pursuant to the Underwriting Agreement, the Company will pay the Underwriters a commission equal to 7.0% of the gross proceeds of the offering and will also issue the Representative a warrant (the “Representative’s Warrant”) to purchase an aggregate of 120,000 Units, with an exercise price of $5.40 per Unit, which is equal to 120% of the public offering price per Unit. The Representative’s Warrant will be exercisable at any time, and from time to time, in whole or in part, during the four-year period commencing on August 10, 2018.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, and customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties, and termination provisions.

In connection with the offering, the Company also entered into a warrant agent agreement (the “Warrant Agreement”) dated August 10, 2017 with Pacific Stock Transfer Company (“Pacific Stock”) for Pacific Stock to act as warrant agent for the Warrants.

Copies of the Warrant Agreement, the form of Warrant Certificate and the form of Underwriters’ Warrant were filed as Exhibit 4.1, Exhibit 4.2 and Exhibit 4.3, respectively, to our Current Report on Form 8-K filed on August 10, 2017. The foregoing descriptions of the Warrant Agreement, Warrant Certificate and Underwriters’ Warrant are not complete and are qualified in their entirety by reference to Exhibit 4.1, Exhibit 4.2 and Exhibit 4.3, respectively.

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

Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, and rum. Unlike many, if not most, distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our growth strategy is to build on our local base in the Pacific Northwest and expand selectively to other markets by using major spirits distributors, such as Southern Glazer Wines and Spirits, and regional distributors that focus on craft brands. As a small business in the large, international spirits marketplace populated with massive conglomerates, we are innovative in exploiting new trends with our products, for example, our Coffee Rum with cold brew coffee and low sugar and our gluten-free potato vodka. In December 2016 we retained Sandstrom Partners (an internationally known spirit branding firm that branded St Germain and Bulleit Bourbon) to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our Company. We seek to be both a leader in creating spirits that offer better value than comparable spirits, for example our value-priced Portland Potato Vodka, and an innovator in creating imaginative spirits that offer a unique taste experience, for example our cold-brewed Coffee Rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liqueur. On May 1, 2017, we acquired 90% of the ownership of Big Bottom Distillery (“BBD”) for its excellent, award winning range of super premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and initial production of American Single Malt Whiskey. BBD’s super premium spirits will expand our tasting room offerings and give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. As a publicly-traded craft spirit producer, we have access to the public capital markets to support our long-term growth initiatives, including strategic acquisitions.

Second quarter gross sales increased 41% over the prior year, and gross sales for the six months ended June 30, 2017 increased 37% over the prior year primarily due to three factors: 1) increased wholesale sales traction within the Pacific Northwest, especially with our Vodka product as we strategically invested in programs to promote the Vodka product while waiting for our new Burnside Bourbon branding launch (which is expected to occur in the upcoming third quarter); 2) the acquisitions of MotherLode and BBD, and the expansion of our private label business; and 3) the addition of two new retail locations. The Oregon market continues to experience strong year-over-year growth. During the first six months of this year, Oregon represented approximately 80% of sales, compared to 2016 where Oregon represented approximately 67% of sales. National distribution sales declined year-over-year, which was a result of our planned transition to our new Burnside Bourbon packaging. With our planned introduction of our new Bourbon branding in the third quarter, we anticipate new markets outside of Oregon to make strong sales progress and become a larger percentage of our overall sales going forward.

We have invested heavily in our infrastructure (facilities, people, and marketing programs) in order to support our planned expansion and believe we are well positioned to experience further improved performance throughout the balance of 2017.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2017 Compared to the Three Months Ended June 30, 2016

Our sales for the three months ended June 30, 2017 increased to $883,522, or approximately 41%, from $627,464 for the three months ended June 30, 2016. The following table compares our sales in the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017		2016
Wholesale	$495,051	56%	$431,909	69%
Private Label	75,813	9%	-	-
Retail / Special Events	312,658	35%	195,555	31%
Total	$883,522	100%	$627,464	100%

The increase in sales in the three months ended June 30, 2017 is primarily attributable to three factors: increased wholesale sales traction within the Pacific Northwest; our acquisitions of MotherLode and BBD and related expansion of our private label business; and the addition of three retail locations.

Excise taxes, customer programs and incentives for the three months ended June 30, 2017 increased to $278,492, or approximately 108%, from $133,682 for the comparable 2016 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the period.

During the three months ended June 30, 2017, cost of sales increased to $394,625, or approximately 47%, from $268,216 for the three months ended June 30, 2016. The increase is attributable to the costs associated with our increased liquor sales in the period as well as certain one-time adjustments related to the recent acquisitions. We believe that the cost of sales we reported in both 2017 and 2016 are not typical of our expected future results because of the one-time costs and the product costs in both periods are based on smaller production lots, and do not reflect the economies of scale that we expect to achieve as we continue to scale our operations.

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

The following table compares our gross profit and gross margin in the three months ended June 30, 2017 and 2016:

	Three Months Ended June 30,
	2017	2016

Gross profit	$210,405	$225,566
Gross margin	35%	46%

Our gross margin of 35% of net sales in the three months ended June 30, 2017 decreased from our gross margin of 46% for the three months ended June 30, 2016 primarily due to: higher taxes on our retail and special events sales; low introductory pricing on the new 1.75 Liter Portland Potato Vodka and the temporary price reduction on the 750mL Portland Potato Vodka to support the more aggressive marketing effort of this brand; and purchase accounting for the BBD acquisition resulted in a (one-time) stepped-up inventory value at the acquisition date and thus a higher cost of goods sold as that inventory was sold.

Advertising, promotional and selling expenses for the three months ended June 30, 2017 increased to $549,865, or approximately 34%, from $411,503 for the three months ended June 30, 2016. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets.

General and administrative expenses for the three months ended June 30, 2017 decreased to $848,472, or approximately 5%, from $891,597 for the three months ended June 30, 2016. This decrease is primarily due to decreased management headcount and tighter expense controls, offset by $322,498 higher stock-based compensation expense in 2017.

In the three months ended June 30, 2107, we had a $5,441 loss on disposal of property and equipment, primarily related to the write-off of leasehold improvements on our MotherLode facility as it is being renovated to accommodate new and expanded production capabilities.

Total other expense, net was $95,753 for the three months ended June 30, 2017, compared to $230,210 for the three months ended June 30, 2016, a decrease of 58%. This decrease was primarily due to lower interest expense that started with the conversion of outstanding debt with beneficial conversion features and debt issuance costs into common stock in December 2016 and continued into 2017.

Net loss attributable to common shareholders during the three months ended June 30, 2017 was $1,287,651 as compared to a loss of $1,327,259 for the three months ended June 30, 2016. The reduction in our net loss was primarily attributable to our decreased general and administrative expenses and interest expense during 2017, which amounts were offset by higher advertising, promotional and selling expenses and a lower gross margin.

Six Months Ended June 30, 2017 Compared to the Six Months Ended June 30, 2016

Our sales for the six months ended June 30, 2017 increased to $1,713,191, or approximately 37%, from $1,249,346 for the six months ended June 30, 2016. The following table compares our sales in the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017		2016
Wholesale	$928,756	54%	$814,584	65%
Private Label	191,683	11%	-	-
Retail / Special Events	592,752	35%	434,762	35%
Total	$1,713,191	100%	$1,249,346	100%

The increase in sales in the six months ended June 30, 2017 is primarily attributable to three factors: increased wholesale sales traction within the Pacific Northwest; the acquisitions of MotherLode and BBD, and the related expansion of our private label business; and the addition of three retail locations.

Excise taxes, customer programs and incentives for the six months ended June 30, 2017 increased to $495,680, or approximately 65%, from $300,802 for the comparable 2016 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the period.

During the six months ended June 30, 2017, cost of sales increased to $717,538, or approximately 37%, from $524,385 for the six months ended June 30, 2016. The increase is primarily attributable to the costs associated with our increased liquor sales in the period as well as certain one-time adjustments related to the recent acquisitions. We believe the cost of sales we reported in both 2017 and 2016 are not typical of our expected future results because the product costs in both periods are based on smaller production lots, and do not reflect the economies of scale that we expect to achieve as we continue to scale our operations.

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

The following table compares our gross profit and gross margin in the six months ended June 30, 2017 and 2016:

	Six Months Ended June 30,
	2017	2016

Gross profit	$499,973	$424,159
Gross margin	41%	45%

Our gross margin of 41% of net sales in the six months ended June 30, 2017 decreased from our gross margin of 45% for the six months ended June 30, 2016 primarily due to higher taxes on our retail and special events sales; low introductory pricing on the new 1.75 Liter Portland Potato Vodka and the temporary price reduction on the 750mL Portland Potato Vodka to support the more aggressive marketing effort of this brand; and purchase accounting for the BBD acquisition resulted in a (one-time) stepped-up inventory value at the acquisition date and thus a higher cost of goods sold as that inventory was sold.

Advertising, promotional and selling expenses for the six months ended June 30, 2017 increased to $935,997, or approximately 62%, from $578,235 for the six months ended June 30, 2016. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets.

General and administrative expenses for the six months ended June 30, 2017 decreased to $1,574,868, or approximately 11%, from $1,767,079 for the six months ended June 30, 2016. This decrease is primarily due to decreased management headcount and tighter expense controls, offset by $372,534 higher stock-based compensation expense in 2017.

In the six months ended June 30, 2107, we had a $40,975 loss on disposal of property and equipment, primarily related to the write-off of construction-in-process on our MLK facility due to the early lease termination agreement we were able to execute in February 2017, and the write-off of leasehold improvements on our MotherLode facility as it is being renovated to accommodate new and expanded production capabilities.

Total other expense, net was $139,077 for the six months ended June 30, 2017, compared to $403,024 for the six months ended June 30, 2016, a decrease of 66%. This decrease was primarily due to lower interest expense that started with the conversion of outstanding debt with beneficial conversion features and debt issuance costs into common stock in December 2016 and continued into 2017.

Net loss attributable to common shareholders during the six months ended June 30, 2017 was $2,194,506 as compared to a loss of $2,341,938 for the six months ended June 30, 2016. The reduction in our net loss was primarily attributable to our decreased general and administrative expenses and interest expense during 2017, which amounts were offset by higher advertising, promotional and selling expenses and a lower gross margin.

Liquidity and Capital Resources

Six Months Ended June 30, 2017

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for the Company’s cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings.

For the six months ended June 30, 2017 and 2016, the Company incurred a net loss of approximately $2.2 and $2.3 million, respectively, and has an accumulated deficit of approximately $15.0 million as of June 30, 2017. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the six months ended June 30, 2017, the Company raised approximately $3.1 million from financing activities to meet cash flows used in operating activities.

At June 30, 2017, the Company had approximately $1.3 million of cash on hand with a positive working capital of $2.9 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, reduce headcount, reduce rent and increase sales. In addition, through August 14, 2017, the Company has raised an additional $5.4 million in cash gross proceeds through equity offerings (see “Recent Developments” below). Management believes that cash on hand and proceeds generated from the most recent equity financing, along with revenue that the Company expects to generate as a result of its two recent acquisitions will be sufficient to meet the Company’s cash needs for the foreseeable future.

The Company’s cash flows for the six months ended June 30, 2017 and 2016 are as follows:

	Six Months Ended June 30,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$(2,751,955)	$(1,559,774)
Investing activities	(147,991)	(7,052)
Financing activities	3,109,125	2,439,105

Operating Activities

During the six months ended June 30, 2017, the net loss plus non-cash adjustments used was approximately $1.3 million compared to using $1.7 million in 2016. The decrease in cash usage can be primarily attributed to the smaller net loss incurred in 2017 as compared to 2016, and non-cash adjustments in the aggregate were about $285,000 lower in 2017. In addition, there was an increase of $0.5 million in inventory and a $0.6 million reduction in accrued liabilities in 2017. In 2016, there was a $0.1 million increase in inventory, a $0.1 million increase in trade receivables, a $0.1 million decrease in prepaid expenses and $0.3 million net increase in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $152,532 and $7,052 were incurred in the six months ended June 30, 2017 and 2016 respectively.

Financing Activities

During the six months ended June 30, 2017, the Company’s operating losses and working capital needs were funded by $1.6 million in proceeds from the sale of common stock, warrant exercises of $0.2 million, and $1.4 million in proceeds from the issuance of convertible notes. Net cash flows provided by financing activities during the six months ended June 30, 2016 primarily consisted of $2.0 million in proceeds from the sale of common stock and $0.5 million in proceeds from issuing preferred stock.

Recent Developments

Underwritten Unit Offering and Nasdaq Uplisting

On August 10, 2017, we entered into an underwriting agreement (the “Underwriting Agreement”) with Roth Capital Partners, LLC, as representative, joint lead underwriter and joint bookrunner (the “Representative”), and Aegis Capital Corp., as joint lead underwriter and joint bookrunner, and with the other underwriters (the “Underwriters”) named therein, relating to a firm commitment underwritten public offering of 1,200,000 units (the “Units”), each Unit consisting of one share of our common stock (the “Common Stock”) and warrants to purchase one share of Common Stock (the “Warrants”). The Units will be sold at a price equal to $4.50 per Unit. Each Warrant is exercisable to purchase one share of Common Stock at an exercise price of $5.40 per share (120% of the public offering price of the Units). The Warrants will be exercisable at any time from the date of issuance through August 10, 2022, unless earlier redeemed. Beginning 90 days after the date of the Underwriting Agreement, the Warrants will be redeemable at our option, in whole or in part, at a redemption price equal to $0.15 per Warrant upon 30 days’ prior written notice, at any time after the date on which the closing price of the Common Stock has equaled or exceeded $7.65 per share (170% of the public offering price of the Units) for at least five consecutive trading days. We also granted the Underwriters a 45-day option to purchase up to an additional 180,000 shares of Common Stock at a price of $4.49 per share, less the underwriting discounts and commissions, and 180,000 Warrants at a price of $0.01 per Warrant, to cover over-allotments, if any.

The offering will be conducted pursuant to a registration statement on Form S-1 (File No. 333- 215848) and a related prospectus filed with the Securities and Exchange Commission, which became effective on August 9, 2017. The offering is expected to close on August 15, 2017, subject to customary closing conditions. Shares of our common stock and the Warrants began trading on August 10, 2017 under the symbols “ESDI” and “ESDIW,” respectively, on the Nasdaq Capital Market.

Pursuant to the Underwriting Agreement, the Company will pay the Underwriters a commission equal to 7.0% of the gross proceeds of the offering and will also issue the Representative a warrant (the “Representative’s Warrant”) to purchase an aggregate of 120,000 Units, with an exercise price of $5.40 per Unit, which is equal to 120% of the public offering price per Unit. The Representative’s Warrant will be exercisable at any time, and from time to time, in whole or in part, during the four-year period commencing on August 10, 2018.

The Underwriting Agreement contains customary representations, warranties and agreements by the Company, and customary conditions to closing, indemnification obligations of the Company and the Underwriters, including for liabilities under the Securities Act of 1933, as amended, other obligations of the parties, and termination provisions.

In connection with the offering, the Company also entered into a warrant agent agreement (the “Warrant Agreement”) dated August 10, 2017 with Pacific Stock Transfer Company (“Pacific Stock”) for Pacific Stock to act as warrant agent for the Warrants.

Copies of the Warrant Agreement, the form of Warrant Certificate and the form of Underwriters’ Warrant were filed as Exhibit 4.1, Exhibit 4.2 and Exhibit 4.3, respectively, to our Current Report on Form 8-K filed on August 10, 2017. The foregoing descriptions of the Warrant Agreement, Warrant Certificate and Underwriters’ Warrant are not complete and are qualified in their entirety by reference to Exhibit 4.1, Exhibit 4.2 and Exhibit 4.3, respectively

Prior Common Stock Issuances

On several dates between March 31, 2017 and June 4, 2017, we issued an aggregate of 400,000 units at $3.90 per unit, with each unit consisting of one share of common stock and one three-year common stock purchase warrant exercisable at $7.50 per share (subject to adjustment), for total proceeds of $1,560,000 in cash. The financing closed in several phases: (1) on March 31, 2017, on which date we issued 192,308 shares of our common stock for $750,000 in cash proceeds and also issued warrants to purchase 192,308 shares of common stock, (2) on several dates between April 3, 2017 and May 4, 2017, during which period we issued 85,602 shares of our common stock for $333,815 in cash proceeds and also issued warrants to purchase 85,602 shares of common stock, and (3) on several dates between May 5, 2017 and June 4, 2017, during which period we issued 122,109 shares of our common stock for $476,185 in cash proceeds and also issued warrants to purchase 122,109 shares of common stock.

On several dates between April 21, 2017 and June 30, 2017, we issued an aggregate of $1,400,000 convertible promissory notes to accredited investors. The notes have a maturity date of three years from the date of issuance, and bear interest at the rate of five percent (5%) and six percent (6%) per annum. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which we sell shares of our equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The notes have a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $6.00.

In May 2017, the Company completed the acquisition of a majority stake in BBD. We issued 28,096 shares of common stock to the owners of BBD as consideration for 90% of the BBD LLC units. Based on the closing share price of our common stock of $4.80 on May 1, 2017, the value of the transaction was $134,858. with issuance costs of $14,400.

In March 2017, we issued 19,795 shares of common stock to four third-party consultants in exchange for services rendered.

In March 2017, we issued 575 shares of common stock to employees for stock-based compensation of $2,517.

On March 8, 2017, we completed the acquisition of MotherLode. We issued 86,667 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $4.35 on March 8, 2017, the value of the transaction was $377,000.

In March 2017, we issued 22,436 shares of common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $87,500.

In March 2017, we issued 83,334 shares of common stock upon conversion of 250 shares of preferred stock.

From January 15, 2017 through February 16, 2017, we received warrant exercises and common stock subscriptions for 40,834 shares for aggregate cash proceeds of $159,250.

From January 4, 2017 to January 22, 2017, we sold 15,000 shares of common stock to accredited investors at a price of $3.90 per share for aggregate cash proceeds of $58,500.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $79,837 and $19,241 for the six months ended June 30, 2016 and 2017, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from our distribution facilities to customers are recorded in cost of sales.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At June 30, 2017, four customers represented 83% of trade receivables, and at December 31, 2016, three customers represented 91% of trade receivables. Sales to two customers accounted for approximately 46% of consolidated net sales for the six months ended June 30, 2017. Sales to one customer, the OLCC, accounted for approximately 35% of net sales for the six months ended June 30, 2016.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the six months ended June 30, 2017 and 2016.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $935,997 and $578,235 for the six months ended June 30, 2017 and 2016, respectively.

Excise Taxes

The Company is responsible for compliance with Alcohol and Tobacco Tax and Trade Bureau (TTB) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $415,843 and $281,561 for the six months ended June 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $374,687 and $140,370 in 2016 and 2015, respectively, and $619,042 and $246,508 for the six months ended June 30, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have adopted ASU 2016-09 as of March 31, 2017.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) (“ASU 2016-02”). Under the new guidance, lessees will be required to recognize the following for all leases (with the exception of short-term leases) at the commencement date:

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 defers the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company currently expects to adopt ASU 2014-09 in the first quarter of 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). The new guidance explicitly requires that management assess an entity’s ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 is effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We have adopted ASU 2014-15 as of December 31, 2016.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 will be effective prospectively for the year beginning January 1, 2017. We have adopted ASU 2015-11 as of March 31, 2017.

In April 2015, the FASB issued ASU 2015-03, simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 is effective for annual and interim periods beginning after December 15, 2015 and early application is permitted. We have early adopted ASU 2015-03 as of December 31, 2015.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

In connection with the preparation of this quarterly report on Form 10-Q, an evaluation was carried out by our management, with the participation of the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

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

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

1.

On various dates from March 31, 2017 through June 4, 2017, the Company issued 400,019 shares (which included 19 shares issued for rounding up on the recent reverse stock-split) of its common stock for $1,560,000 in cash, including three-year warrants to purchase 400,019 shares of common stock at an exercise price of $7.50 per share (subject to adjustment).

2.	On various dates from April 21, 2017 through June 30, 2017, we issued an aggregate of $900,000 convertible promissory notes to accredited investors. The notes have a maturity date of three years from the date of issuance, and bear interest at the rate of five percent (5%) per annum. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The notes have a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $6.00.

3.	On May 1, 2017, the Company issued 28,096 shares of its common stock in exchange for 90% of the outstanding limited liability company units of Big Bottom Distilling, LLC. The Company did not receive any cash proceeds from this issuance.

4.	On April 3, 2017, the Company issued 8,334 shares of common stock to a third-party consultant in exchange for services rendered. The Company did not receive any cash proceeds from this issuance.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description

1.1	Underwriting Agreement dated August 10, 2017 among the Company, Roth Capital Partners and Aegis Capital Corp. filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K dated and filed on August 10, 2017 and incorporated by reference herein.
3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.3	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.6	Amended and Restated Bylaws of the Company, filed as Exhibit 3.2 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Company, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.
4.1	Warrant Agreement dated August 10, 2017 between the Company and Pacific Stock Transfer Company, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed on August 10, 2017 and incorporated by reference herein.
4.2	Form of Warrant to purchase common stock (included as Exhibit A to Exhibit 4.1), filed as Exhibit 4.2 to the Company’s Current Report on Form 8-K dated and filed on August 10, 2017 and incorporated by reference herein.
4.3	Form of Underwriters’ Warrant to Purchase Units, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K dated and filed on August 10, 2017 and incorporated by reference herein.
10.1	Employment Agreement between the Company and Jarrett Catalani dated as of July 1, 2017, filed as Exhibit 10.16 to the Amendment No. 3 to the Registration Statement on Form S-1 filed on July 21, 2017 (File No. 333-215848) and incorporated by reference herein.
31.1	Certification of Grover Wickersham pursuant to Rule 13a-14(a).
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Grover Wickersham
Grover Wickersham
Chief Executive Officer, Director
(Principal Executive Officer)
Date: August 14, 2017

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 14, 2017

