Form 10-Q
period 2017-09-30
Eastside Distilling, Inc.
filed 2017-11-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File No.: 001-38182

EASTSIDE DISTILLING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 SE Water Avenue, Suite 390

Portland, Oregon 97214

(Address of principal executive offices)

Issuer’s telephone number: (971) 888-4264

2150 SE Hanna Harvester Drive

Portland, Oregon 97222

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

As of November 14, 2017, 4,824,990 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2017

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2017 and December 31, 2016

	September 30, 2017	December 31, 2016
	(unaudited)
Assets
Current assets:
Cash	$4,190,085	$1,088,066
Trade receivables	192,805	344,955
Inventories	2,416,946	780,037
Prepaid expenses and current assets	386,168	187,714
Total current assets	7,186,004	2,400,772
Property and equipment, net	468,382	99,216
Intangible assets, net	373,398	-
Goodwill	221,556	-
Other assets	238,375	48,000
Total Assets	$8,487,715	$2,547,988

Liabilities and Stockholders' Equity
Current liabilities:
Accounts payable	$523,882	$457,034
Accrued liabilities	152,879	523,702
Deferred revenue	820	2,126
Current portion of notes payable	39,032	4,537
Total current liabilities	716,613	987,399
Notes payable - less current portion and debt discount	1,331,007	427,756
Total liabilities	2,047,620	1,415,155

Commitments and contingencies (Note 10)

Stockholders' equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 0 and 300 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively (liquidation values of $0 and $750,000, respectively)	-	245,838
Common stock, $0.0001 par value; 15,000,000 shares authorized; 4,824,990 and 2,542,504 shares issued and outstanding at September 30, 2017 and December 31, 2016, respectively	482	254
Additional paid-in capital	22,844,814	13,699,785
Accumulated deficit	(16,419,011)	(12,813,044)
Total Eastside Distilling, Inc. Stockholders' Equity	6,426,285	1,132,833
Noncontrolling interests	13,810	-
Total Stockholders' Equity	6,440,095	1,132,833
Total Liabilities and Stockholders' Equity	$8,487,715	$2,547,988

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2017 and 2016

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2017	September 30, 2016	September 30, 2017	September 30, 2016
Sales	$895,182	$796,222	$2,608,373	$2,045,568
Less excise taxes, customer programs and incentives	276,845	242,042	772,525	542,854
Net sales	618,337	554,180	1,835,848	1,502,714
Cost of sales	384,265	370,854	1,101,803	895,239
Gross profit	234,072	183,326	734,045	607,475
Operating expenses:
Advertising, promotional and selling expenses	563,754	319,391	1,499,751	951,293
General and administrative expenses	1,040,942	1,210,495	2,615,810	2,923,799
Loss on disposal of property and equipment	-	-	40,975	-
Total operating expenses	1,604,696	1,529,886	4,156,536	3,875,092
Loss from operations	(1,370,624)	(1,346,560)	(3,422,491)	(3,267,617)
Other income (expense), net
Interest expense	(41,436)	(91,085)	(184,998)	(492,350)
Other income (expense)	900	1,196	5,385	(662)
Total other expense, net	(40,536)	(89,889)	(179,613)	(493,012)
Loss before income taxes	(1,411,160)	(1,436,449)	(3,602,104)	(3,760,629)
Provision for income taxes	-	-	-	-
Net loss	(1,411,160)	(1,436,449)	(3,602,104)	(3,760,629)

Dividends on convertible preferred stock	-	19,600	5,037	37,359
Income (loss) attributable to noncontrolling interests	301	-	(1,174)	-

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(1,411,461)	$(1,456,049)	$(3,605,967)	$(3,797,988)

Basic and diluted net loss per common share	$(0.34)	$(0.92)	$(1.08)	$(3.43)

Basic and diluted weighted average common shares outstanding	4,142,632	1,587,285	3,342,332	1,106,832

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2017 and 2016

(unaudited)

	Nine Months Ended
	September 30, 2017	September 30, 2016
Cash Flows From Operating Activities:
Net loss	$(3,602,104)	$(3,760,629)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	53,770	16,579
Loss on disposal of property and equipment	40,975	-
Amortization of debt issuance costs	68,305	116,750
Amortization of beneficial conversion feature	-	228,549
Issuance of common stock in exchange for services	413,936	218,970
Stock-based compensation	486,194	208,977
Changes in operating assets and liabilities:
Trade receivables	158,374	(240,798)
Inventories	(1,403,499)	(197,828)
Prepaid expenses and other assets	(243,829)	94,127
Accounts payable	61,669	(476,158)
Accrued liabilities	(587,112)	657,650
Deferred revenue	(1,306)	2,467
Net cash used in operating activities	(4,554,627)	(3,131,344)
Cash Flows From Investing Activities:
Cash acquired in acquisition	4,541	-
Purchases of property and equipment	(381,837)	(6,952)
Net cash used in investing activities	(377,296)	(6,952)
Cash Flows From Financing Activities:
Stock issuance cost related to acquisitions	(19,980)	-
Stock issuance cost related to common shares issued for preferred conversion	(15,000)	-
Proceeds from common stock, net of issuance costs of $1,120,323, with detachable warrants	6,707,487	-
Proceeds from warrant exercise	159,250	-
Payments on conversion of note payable	(90,000)	(500,923)
Payments of principal on notes payable	(107,815)	-
Proceeds from convertible notes payable, net of issuance costs	1,400,000	185,000
Proceeds from notes payable, warrants issued	-	1,250,000
Proceeds from preferred stock, net of issuance costs of $35,920, with warrants	-	463,080
Proceeds from common stock with detachable warrants	-	2,000,000
Net cash provided by financing activities	8,033,942	3,397,157
Net increase in cash	3,102,019	258,861
Cash - beginning of period	1,088,066	141,317
Cash - end of period	$4,190,085	$400,178

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$90,276	$294,240

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$377,000	$-
Issuance of common stock for the acquisition of Big Bottom Distilling, LLC	$134,858	$-
Note payable issued in exchange of accounts payable	$60,000	$-
Common stock issued in exchange of notes payable	$505,637	$-
Issuance of common stock in exchange for services recorded as other assets	$145,000	$-
Stock issued for payment of trade debt	$-	$19,213
Dividends paid in common stock	$-	$17,759
Stock issued in lieu of accrued compensation	$-	$423,000
Stock issued to retire notes and accrued interest	$-	$246,330

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

1.	Description of Business

Eastside Distilling, Inc. (“Eastside” or the “Company”) is an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, and rum. Unlike many, if not most, distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our growth strategy is to build on our local base in the Pacific Northwest and expand selectively to other markets by using major spirits distributors, such as Southern Glazer Wines and Spirits, and regional distributors that focus on craft brands. As a small business in the large, international spirits marketplace populated with massive conglomerates, we are innovative in exploiting new trends with our products, for example, our Coffee Rum with cold brew coffee and low sugar and our gluten-free potato vodka. In December 2016 we retained Sandstrom Partners (an internationally known spirit branding firm that branded St Germain and Bulleit Bourbon) to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our Company. We seek to be both a leader in creating spirits that offer better value than comparable spirits, for example our value-priced Portland Potato Vodka, and an innovator in creating imaginative spirits that offer a unique taste experience, for example our cold-brewed Coffee Rum, Oregon oak aged whiskeys, Marionberry Whiskey and Peppermint Bark holiday liqueur. On May 1, 2017, we acquired 90% of the ownership of Big Bottom Distillery (“BBD”) for its excellent, award winning range of super premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and initial production of American Single Malt Whiskey. BBD’s super premium spirits will expand our tasting room offerings and give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. MotherLode has also launched a new canning line of Ready-to-Drink (RTD) products, primarily designed for the wine and pre-mixed alcoholic drink industry. As a publicly-traded craft spirit producer, we have access to the public capital markets to support our long-term growth initiatives, including strategic acquisitions.

We currently sell our products in 25 states (Oregon, California, Washington, Florida, New York, Illinois, Texas, Georgia, Pennsylvania, Alaska, Connecticut, Idaho, Indiana, Iowa, Kansas, Maryland, Massachusetts, Minnesota, Nevada, New Jersey, North Carolina, Rhode Island, Virginia, West Virginia and Wyoming) as well as Washington D.C. and Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB).

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $3,602,104 and has an accumulated deficit of $16,419,011 for the nine months ended September 30, 2017. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the nine months ended September 30, 2017, the Company raised $8,033,942 in proceeds from financing activities to meet cash flow used in operating activities.

At September 30, 2017, the Company had $4,190,085 of cash on hand with a positive working capital of $6,469,391. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, by managing expenses while increasing sales. Also, in March and May 2017, the Company acquired two businesses, a contract bottling and packaging services company and a small distillery business (both stock purchase transactions), that are expected to improve operating results. Management believes that cash on hand, including proceeds generated from the most recent equity financing, along with revenue that the Company expects to generate from operations, including as a result of its two recent acquisitions, will be sufficient to meet the Company’s cash needs for the foreseeable future.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2017, our operating results for the three and nine months ended September 30, 2017 and 2016 and our cash flows for the nine months ended September 30, 2017 and 2016. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2017. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MotherLode (beginning as of March 8, 2017), and majority-owned subsidiary BBD (beginning as of May 1, 2017). All intercompany balances and transactions have been eliminated in consolidation.

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

September 30, 2017

(unaudited)

Revenue received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with Accounting Standards Codification (“ASC”) Topic 605-50, Revenue Recognition - Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $118,389 and $72,918 for the nine months ended September 30, 2017 and 2016, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $1,499,751 and $951,293 for the nine months ended September 30, 2017 and 2016, respectively.

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at September 30, 2017 and December 31, 2016.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At September 30, 2017, four customers represented 82% of trade receivables, and at December 31, 2016, three customers represented 91% of trade receivables. Sales to two customers accounted for approximately 48% of consolidated net sales for the nine months ended September 30, 2017. Sales to three customers accounted for approximately 57% of net sales for the nine months ended September 30, 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At September 30, 2017 and December 31, 2016, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at September 30, 2017 and December 31, 2016. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At September 30, 2017 and December 31, 2016, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the nine months ended September 30, 2017 and 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At September 30, 2017 and December 31, 2016, no impairment loss was recognized.

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At September 30, 2017 and December 31, 2016, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the nine months ended September 30, 2017 and 2016.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the nine months ended September 30, 2017 and 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $654,136 and $469,936 for the nine months ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $900,130 and $427,947 for the nine months ended September 30, 2017 and 2016, respectively.

Accounts Receivable Factoring Program

During the three months ended June 30, 2017, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remitted payment, we would receive the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices had recourse should the customer fail to pay the invoice. Thus, we recorded factored amounts as a liability until the customer remitted payment and we received the remaining 25% of the non-factored amount. We did not factor any invoices during the nine months ended September 30, 2017. At September 30, 2017, we had no factored invoices outstanding, and we incurred fees associated with the factoring program of $63,238 during the nine months ended September 30, 2017. During the nine months ended September 30, 2016, we factored invoices totaling $560,172 and received total proceeds of $420,129. At September 30, 2016, we had $184,875 in open factored invoices, and we incurred fees associated with the factoring program of $21,500 during the nine months ended September 30, 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”), which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have adopted ASU 2016-09 as of March 31, 2017.

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

September 30, 2017

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company currently expects to adopt ASU 2014-09 in the first quarter of 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). The new guidance explicitly requires that management assess an entity’s ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 was effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We adopted ASU 2014-15 as of December 31, 2016. The Company does not believe the adoption of ASU 2014-15 had any material impact on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 was effective prospectively for the year beginning January 1, 2017. We adopted ASU 2015-11 as of March 31, 2017. The Company does not believe the adoption of ASU 2015-11 had any material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 was effective for annual and interim periods beginning after December 15, 2015 and early application was permitted. We early adopted ASU 2015-03 as of December 31, 2015. The Company does not believe the adoption of ASU 2015-03 had any material impact on its condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Reclassifications

Certain prior period amounts have been reclassified to conform to the September 30, 2017 presentation with no changes to net loss or total stockholders’ equity previously reported.

4.	Business Acquisitions

During the nine months ended September 30, 2017, the Company completed the following acquisitions:

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon-based provider of bottling services and production support to craft distilleries. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 include MotherLode’s results of operations from the acquisition date of March 8, 2017 through September 30, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. MotherLode had approximately $375,000 in revenues (unaudited) in 2016.

The following allocation of the purchase price is as follows:

Consideration given:
86,667 shares of common stock valued at $4.35 per share	$377,000
Assets and liabilities acquired:
Cash	7,062
Inventory	103,488
Property and equipment	46,250
Intangible assets - customer list and license	376,431
Goodwill	28,182
Accounts payable	(5,180)
Customer deposits	(179,233)
$377,000

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair value assigned to the customer list intangible asset was determined through the use of the income approach, specifically the relief from royalty and the multi-period excess earning methods. The major assumptions used in arriving at the estimated identifiable intangible asset value included management’s estimates of future cash flows, discounted at an appropriate rate of return which is based on the weighted average cost of capital for both the Company and other market participants, projected customer attrition rates, as well as applicable royalty rates for comparable assets. The useful lives for intangible assets were determined based upon the remaining useful economic lives of the tangible assets that are expected to contribute directly or indirectly to future cash flows. The customer relationships estimated useful life is seven years. The fair values assigned to the license intangible asset were determined through the use of the cost approach. The license has an indefinite life and will not be amortized.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Big Bottom Distillery, LLC

On May 1, 2017, the Company acquired 90% of the ownership of Big Bottom Distillery, LLC (“BBD”), a Hillsboro, Oregon-based distiller of super premium spirits. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2017 include BBD’s results of operations from the acquisition date of May 1, 2017 through September 30, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. BBD had approximately $201,000 in revenues (unaudited) in 2016.

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

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair value assigned to the license intangible asset was determined through the use of the cost approach. The license has an indefinite life and will not be amortized.

5.	Inventories

Inventories consist of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Raw materials	$2,077,989	$439,739
Finished goods	338,957	340,298
Total inventories	$2,416,946	$780,037

6.	Property and Equipment

Property and equipment consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Furniture and fixtures	$252,049	$70,140
Leasehold improvements	18,266	8,607
Vehicles	49,483	38,831
Construction in progress	213,453	34,603
Total cost	533,251	152,181
Less accumulated depreciation	(64,869)	(52,965)
Property and equipment - net	$468,382	$99,216

Purchases of property and equipment totaled $381,837 and $6,952 for the nine months ended September 30, 2017 and 2016, respectively. Depreciation expense totaled $25,736 and $16,579 for the nine months ended September 30, 2017 and 2016, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

7.	Intangible Assets and Goodwill

There were no intangible assets or goodwill at December 31, 2016. At September 30, 2017, intangible assets and goodwill consist of the following:

	September 30, 2017	Life
Permits and licenses	$50,000	-
Customer lists	351,431	7 years
Goodwill	221,556	-
Total intangible assets and goodwill	622,987
Less accumulated amortization	(28,033)
Intangible assets and goodwill - net	$594,954

Amortization expense totaled $28,033 and nil for the nine months ended September 30, 2017 and 2016, respectively.

8.	Notes Payable

Notes payable consists of the following at September 30, 2017 and December 31, 2016:

	September 30, 2017	December 31, 2016
Notes payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December 2020. The note is secured by a vehicle.	$-	$16,642
Notes payable bearing interest at 8%. The notes have a 2-year maturity and are due at various dates between September 19, 2018 – October 19, 2018, and pay interest-only on a monthly basis.	460,000	547,500
Note payable bearing interest at 2.74%. The note is payable in monthly principal plus interest payments of $100 through December 2019.	2,608	-
Note payable bearing interest at 4.00%. The note is payable in quarterly principal plus interest payments of $9,614 through March 2019.	55,125	-
Convertible notes payable bearing interest at 4.00%. The notes principal plus accrued interest is due in full at various dates between April 3, 2020 – September 30, 2020. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion price of $6.00.	915,850	-
Total notes payable	1,433,583	564,142
Less current portion	(39,032)	(4,537)
Less debt discount for detachable warrant	(63,544)	(131,849)
Long-term portion of notes payable	$1,331,007	$427,756

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Maturities on notes payable as of September 30, 2017, are as follows:

Year ending December 31:

2017	$9,280
2018	497,940
2019	10,513
2020	915,850
Thereafter	-
$1,433,583

9.	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the nine months ended September 30, 2017 and 2016 were as follows:

	September 30, 2017	September 30, 2016
Expected federal income tax benefit	$(1,204,479)	$(798,000)
State income taxes after credits	(237,739)	(155,000)
Change in valuation allowance	1,442,218	953,000
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at September 30, 2017 and December 31, 2016 consisted of the following:

	September 30, 2017	December 31, 2016
Deferred tax assets:
Net operating loss carryforwards	$4,824,563	$3,557,909
Stock-based compensation	410,575	213,181
Total deferred tax assets	5,235,138	3,771,090

Deferred tax liabilities:
Depreciation and amortization	(92,647)	(70,816)
Total deferred tax liabilities	(92,647)	(70,816)
Valuation allowance	(5,142,491)	(3,700,274)
Net deferred tax assets	$-	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

At September 30, 2017, the Company has a cumulative net operating loss carryforward (NOL) of approximately $12.2 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2034, and the state NOLs begin to expire in 2029. The utilization of the NOL carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

At September 30, 2017, future minimum lease payments required under the operating leases are approximately as follows:

2017	$82,000
2018	133,000
2019	114,000
2020	96,000
2021	64,000
Thereafter	-
Total	$489,000

Total rent expense was $248,535 and $304,000 for the nine months ended September 30, 2017 and 2016, respectively.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

Legal Matters

Except as described below, we are not currently subject to any material legal proceedings, however we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

On October 10, 2017, we received a letter from a law firm purporting to represent a Company stockholder named Jason Price. The letter stated that such representative was launching an “investigation” into certain grants of stock options and restricted stock units that exceeded applicable limits under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) (collectively, the “Additional Grants”). The representative stated the belief that the Board had violated the terms of the 2016 Plan by approving the Additional Grants, and such approval constituted a breach of fiduciary duty and possible evidence of material weaknesses in internal controls. The Board rejects any such contentions. Although we acknowledge that the Additional Grants were made despite the stated limits in the 2016 Plan, we believe that the Additional Grants were in the best interests of our stockholders. We believe that our existing corporate governance mechanisms are sufficiently robust as to be able to review and take a proper response to Mr. Price’s letter. We are seeking stockholder approval of the Additional Grants and of certain amendments to the 2016 Plan to increase such limits at the upcoming annual stockholder meeting on December 8, 2017.

11.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at September 30, 2017 and 2016. The numerators and denominators used in computing basic and diluted net loss per common share in 2017 and 2016 are as follows:

	Three months ended September 30,
	2017	2016
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(1,411,461)	$(1,456,049)
Weighted average shares (denominator)	4,142,632	1,587,285
Basic and diluted net loss per common share	$(0.34)	$(0.92)

	Nine months ended September 30,
	2017	2016
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(3,605,967)	$(3,797,988)
Weighted average shares (denominator)	3,342,332	1,106,832
Basic and diluted net loss per common share	$(1.08)	$(3.43)

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

12.	Stockholder’s Equity

							Total	Non-controlling
	Convertible Series A						Stockholders'	interest in
	Preferred Stock		Common Stock		Paid-in	Accumulated	Equity	consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	entities	Equity
Balance, December 31, 2016	300	$245,838	2,542,504	$254	$13,699,785	$(12,813,044)	$1,132,833	$-	$1,132,833
Issuance of common stock	-	-	15,001	1	58,499	-	58,500	-	58,500
Issuance of common stock, net of issuance costs of $1,120,323, with detachable warrants	-	-	1,780,019	178	6,648,809	-	6,648,987	-	6,648,987
Issuance of common stock from warrant exercise for cash	-	-	40,834	4	159,246	-	159,250	-	159,250
Issuance of common stock for services by third parties	-	-	78,340	8	334,626	-	334,634	-	334,634
Issuance of common stock for services by employees	-	-	38,167	4	174,298	-	174,302	-	174,302
Stock option exercises	-	-	9,260	1	49,999	-	50,000	-	50,000
Stock-based compensation	-	-	-	-	486,194	-	486,194	-	486,194
Issuance of common stock for acquisition of MotherLode, net of issuance costs of $5,580	-	-	86,667	9	371,411	-	371,420	-	371,420
Issuance of common stock for 90% acquisition of Big Bottom Distilling, net of issuance costs of $14,400	-	-	28,096	3	120,455	-	120,458	14,984	135,442
Shares issued for payoff of long-term notes	-	-	105,770	10	505,627	-	505,637	-	505,637
Cumulative dividend on Series A preferred	-	5,037	-	-	-	(5,037)	-	-	-
Common shares issued for preferred conversion	(300)	(250,875)	100,001	10	235,865	-	(15,000)	-	(15,000)
Adjustment of shares for reverse stock-split	-	-	331	-	-	-	-	-	-
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	-	(1,174)	(1,174)
Net loss attributable to common shareholders	-	-	-	-	-	(3,600,930)	(3,600,930)	-	(3,600,930)
Balance, September 30, 2017	-	$-	4,824,990	$482	$22,844,814	$(16,419,011)	$6,426,285	$13,810	$6,440,095

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

In March 2017, the Company issued 19,796 shares of common stock to four third-party consultants in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.90 - $4.35 per share.

In March 2017, the Company issued 575 shares of common stock to employees for stock-based compensation of $2,517. The shares were valued using the $4.38 closing share price of our common stock on the date of grant.

On March 8, 2017, the Company completed the acquisition of MotherLode. We issued 86,667 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $4.35 on March 8, 2017, the value of the transaction was $377,000. Issuance costs incurred were $5,580.

In March 2017, the Company issued 22,436 shares of its common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $87,500. No gain or loss recorded on the transactions.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

In March 2017, the Company issued 83,334 shares of its common stock upon conversion of 250 shares of preferred stock.

In April 2017, the Company issued 16,667 shares of its common stock upon conversion of 50 shares of preferred stock.

In April 2017, the Company approved a restricted stock unit grant of 33,334 shares of common stock to the Company’s Chief Executive Officer, Grover Wickersham. The grant vested on April 5, 2017, of which 10,218 shares were not issued in order to satisfy Mr. Wickersham’s personal tax withholding responsibility. The shares were valued using the $4.80 closing share price of our common stock on the date of grant.

In April 2017, the Company issued 50,335 shares of common stock to three third-party consultants in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $4.35 - $4.50 per share.

In April 2017, the independent directors, Messrs. Trent Davis and Michael Fleming, respectively, each exercised 4,630 stock options to purchase common stock at $5.40 per share.

In May 2017, the Company completed the acquisition of a majority stake in BBD. We issued 28,096 shares of common stock to the owners of BBD as consideration for 90% of the BBD LLC units. Based on the closing share price of our common stock of $4.80 on May 1, 2017, the value of the transaction was $134,858. Issuance costs incurred were $14,400.

In June 2017, the Company issued 2,716 shares of common stock to employees for stock-based compensation of $15,943, all of which were fully vested upon issuance. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $4.38 - $6.00 per share.

In August 2017, the Company completed an underwritten public offering of 1,200,000 units consisting of 1,200,000 shares of its common stock and warrants to purchase up to an aggregate of 1,200,000 shares of its common stock (each, a “Unit”) at a public offering price of $4.50 per Unit. The warrants have a per share exercise price of $5.40, are exercisable immediately, and will expire five years from the date of issuance. The gross proceeds to the Company from this offering were $5.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses. On August 24, 2017, the underwriters exercised their option to purchase an additional 180,000 Units to cover over-allotments, that resulted in additional gross proceeds to the Company of $810,000, before deducting offering expenses.

In August 2017, the Company issued 5,209 shares of common stock to a third-party consultant in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.40 - $3.50 per share.

In August 2017, the Company issued 83,334 shares of its common stock upon conversion of a 6% convertible promissory note with an aggregate principal amount converted of $500,000. No gain or loss recorded on the transactions.

In September 2017, the Company issued 14,760 shares of common stock to directors and employees for stock-based compensation of $56,221. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.78 - $4.38 per share.

Issuance of Convertible Preferred Stock

From April 4, 2016 to June 17, 2016, the Company sold 972 shares of its series A convertible preferred stock (“Series A Preferred”) for an aggregate purchase price of $972,000, of which (i) 499 shares of Series A Preferred were purchased for $499,000 in cash (ii) 423 shares of Series A Preferred were purchased by certain of our officers in consideration of $423,000 accrued and unpaid salary and (iii) 50 shares of Series A Preferred were purchased in consideration of cancellation of $50,000 of outstanding indebtedness net of issuance costs of $69,528.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up, or sale of the Company, each holder of Series A Preferred shall be entitled to receive its pro rata portion of an aggregate payment equal to: (i) $1,000 multiplied by (ii) the total number of shares of Series A Preferred issued under the Series A Certificate of Designation multiplied by (iii) 2.5.

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

As of September 30, 2017, the Company has zero shares of preferred stock outstanding.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 166,667 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors (the “Board”) approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments are contingent upon stockholder adoption and approval of these amendments at the next annual meeting of stockholders. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. At September 30, 2017, there were 354,936 options and 89,185 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At September 30, 2017, there were 14,584 options issued under the 2015 Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not issued under or subject to a formal option plan. At September 30, 2017, there were 16,667 options outstanding that were not issued under the 2015 Plan or the 2016 Plan.

A summary of all stock option activity at and for the nine months ended September 30, 2017 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2016	173,750	$9.24
Options granted	233,167	4.35
Options exercised	(9,260)	5.40
Options canceled	(20,760)	-
Outstanding at September 30, 2017	376,897	$6.52

Exercisable at September 30, 2017	126,564	$10.45

The aggregate intrinsic value of options outstanding at September 30, 2017 was $25,095.

At September 30, 2017, there were 250,334 unvested options with an aggregate grant date fair value of $745,883. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at September 30, 2017 was $23,003. During the nine months ended September 30, 2017, 87,499 options became vested.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2017:

Risk-free interest rate	1.71%
Expected term (in years)	6.6
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2017 was $2.97. The aggregate grant date fair value of the 233,167 options granted during the nine months ended September 30, 2017 was $692,835.

For the nine months ended September 30, 2017 and 2016, total stock option expense related to stock options was $373,278 and $154,707 respectively. At September 30, 2017, the total compensation cost related to stock options not yet recognized is approximately $772,636, which is expected to be recognized over a weighted-average period of approximately 2.99 years.

Warrants

During the nine months ended September 30, 2017, the Company issued an aggregate of 400,019 common stock warrants in connection with the purchase of 400,019 shares of common stock, 1,380,000 common stock warrants in connection with the August 2017 public offering, and 82,000 common stock warrants to four consultants. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of September 30, 2017. The estimated fair value of the warrants at issuance was $1,944,553, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	1.47%
Expected term (in years)	2.83
Expected dividend yield	-
Fair value of common stock	$4.74

A total of 40,834 warrants were exercised during the nine months ended September 30, 2017 for cash proceeds of $159,250.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2016	846,765	2.77 years	$6.48	$0

Nine months ended September 30, 2017:
Granted	1,862,019	4.27 years	$5.77	$40,180
Exercised	(40,834)	2.00 years	$3.90	-
Forfeited and cancelled	(74,873)	2.00 years	$6.00	-

Outstanding at September 30, 2017	2,593,077	3.63 years	$5.99	$40,180

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2017

(unaudited)

13.	Related Party Transactions

The following is a description of transactions since January 1, 2015 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

On April 4, 2016, Steven Earles, our former chief executive officer, purchased 185 units in an offering of units consisting of shares of our series A convertible preferred stock and warrants to purchase common stock (our “Series A Preferred Stock and Warrant Unit Offering”) in consideration of $185,000 in accrued and unpaid salary. Each unit consisted of one share of series A convertible preferred stock and one warrant to purchase 223 shares of common stock at an exercise price of $6.00 per share. Steven Shum, our chief financial officer, purchased 97 units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $97,000 in accrued and unpaid salary. Martin Kunkel, our former chief marketing officer, director and secretary, purchased 58 Units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $58,000 in accrued and unpaid salary. Carrie Earles, our chief branding officer and wife of Steven Earles, purchased 83 units in the Series A Preferred Stock and Warrant Unit Offering in consideration of $83,000 in accrued and unpaid salary. These issuances were unanimously approved by our Board, including all disinterested directors. Effective November 4, 2016, we entered into an agreement with Mr. Earles, the Company’s former chief executive officer, pursuant to which Mr. Earles agreed to convert 185 shares of the Company’s series A convertible preferred stock into 41,111 shares of the Company’s common stock and to cancel his warrant to purchase 41,107 shares of the Company’s common stock.

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

September 30, 2017

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

During the nine months ended September 30, 2016, the Company’s chief executive officer paid expenses on behalf of the Company on his personal credit card. These related party advances do not bear interest and are payable on demand. At September 30, 2016, the balance due to the chief executive officer was approximately $8,000. The Company also has a note payable due its chief executive officer in the amount of $12,500 at September 30, 2016, that was repaid during fiscal year 2016.

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

On August 10, 2017, Mr. Wickersham and his affiliates purchased 55,555 units at $4.50 per unit, with each unit consisting of one share of common stock and one Public Warrant, for total proceeds of approximately $250,000 in cash.

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company anticipates that its product packaging design will change in the second half of 2017 as a result of Sandstrom’s efforts. The Company has paid $80,000 in cash and issued 33,334 shares of stock valued at $145,000 (at the time of issuance) to Sandstrom Partners in 2017 to date for services rendered by Sandstrom under its agreement with the Company.

We believe that the foregoing transactions were in our best interests. Consistent with Section 78.140 of the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time it is authorized, approved or ratified by the board. We will continue to conduct an appropriate review of all related party transactions and potential conflicts of interest on an ongoing basis. Our audit committee has the authority and responsibility to review, approve and oversee any transaction between the Company and any related person and any other potential conflict of interest situation on an ongoing basis, in accordance with Company policies and procedures in effect from time to time.

14.	Subsequent Events

The Company’s corporate headquarters, including its wholly owned Motherlode subsidiary, has moved to 1001 SE Water Avenue, Suite 390, Portland, Oregon 97214, effective November 1, 2017. Located in Portland’s Eastbank Commerce Center on the east side of Portland, this office space is the new home to the Company’s executive offices, including finance, accounting, sales and general management, both for Eastside and its Motherlode bottling and canning subsidiary. The Company’s production facilities in Milwaukie and its Big Bottom Distilling operations in Hillsboro are not affected by this relocation, but the Company has fully terminated the occupancy of its former MLK location.

On October 26, 2017, the Securities and Exchange Commission (the “SEC”) declared effective a Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (the “Post-Effective Amendment”) that the Company filed with the SEC on October 19, 2017 to register the resale of up to 2,462,436 shares of common stock held by certain selling stockholders, which includes shares of common stock issuable upon exercise of warrants to purchase common stock held by certain selling stockholders (the “Selling Stockholder Warrants”). The selling stockholders will receive all of the proceeds from the sale of shares of common stock registered under the Post-Effective Amendment and the Company will not receive any proceeds from these sales. However, we may receive proceeds from the cash exercise of the Selling Stockholder Warrants, which, if exercised for cash with respect to all 1,123,516 shares, would result in gross proceeds to us of approximately $7,993,736. We intend to use any net proceeds from any exercise of the Selling Stockholder Warrants for operating costs, working capital, and general corporate purposes. The amount and timing of our actual use of proceeds may vary significantly depending upon numerous factors, including the actual amount of proceeds we receive and the timing of when we receive such proceeds. There is no guarantee that the Selling Stockholder Warrants will be exercised in full or at all.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2016 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission.

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

Third quarter gross sales increased 12% over the prior year, and gross sales for the nine months ended September 30, 2017 increased 28% over the prior year primarily due to three factors: 1) increased wholesale sales traction within the Pacific Northwest, especially with our vodka product as we strategically invested in programs to promote the vodka product while waiting for our new Burnside Bourbon branding launch (which will occur in the upcoming fourth quarter); 2) the acquisitions of MotherLode and BBD, and the expansion of our private label business; and 3) the addition of two new retail locations.

The Oregon market continues to experience strong year-over-year growth. During the first nine months of this year, Oregon sales expanded 52% and represented approximately 73% of overall sales, compared to 2016 where Oregon represented approximately 61% of sales. We achieved this success in Oregon despite softer Burnside Bourbon sales due to that specific product’s planned transition. National distribution sales declined year-over-year, which also was a result of our planned transition to our new Burnside Bourbon packaging (and our concurrent phasing out of our prior brands). With our planned introduction of our new Burnside Bourbon branding in the fourth quarter, we anticipate new markets outside of Oregon to resume their prior growth trends thereby making strong sales progress and becoming a larger percentage of our overall sales going forward.

We have invested heavily in our infrastructure (facilities, people, and marketing programs) in order to support our planned expansion and believe we are well positioned to leverage those investments made and thus experience improved performance throughout the balance of 2017 and into 2018.

RESULTS OF OPERATIONS

Three Months Ended September 30, 2017 Compared to the Three Months Ended September 30, 2016

Our sales for the three months ended September 30, 2017 increased to $895,182, or approximately 12%, from $796,222 for the three months ended September 30, 2016. The following table compares our sales in the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017		2016
Wholesale	$520,698	58%	$598,542	75%
Private Label	65,426	7%	-	-
Retail / Special Events	309,058	35%	197,680	25%
Total	$895,182	100%	$796,222	100%

The increase in sales in the three months ended September 30, 2017 is primarily attributable to three factors: increased wholesale sales traction within the Pacific Northwest (which was offset by lower sales Nationally due to our Burnside product transition); our acquisitions of MotherLode and BBD and related expansion of our private label business; and the addition of three retail locations.

Excise taxes, customer programs and incentives for the three months ended September 30, 2017 increased to $276,845, or approximately 14%, from $242,042 for the comparable 2016 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the period.

During the three months ended September 30, 2017, cost of sales increased to $384,265, or approximately 4%, from $370,854 for the three months ended September 30, 2016. The increase is attributable to the costs associated with our increased liquor sales in the period as well as certain one-time adjustments related to the recent acquisitions. We believe that the cost of sales we reported in both 2017 and 2016 are not typical of our expected future results because of the one-time costs and the product costs in both periods are based on smaller production lots, and do not reflect the economies of scale that we expect to achieve as we continue to scale our operations.

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

The following table compares our gross profit and gross margin in the three months ended September 30, 2017 and 2016:

	Three Months Ended September 30,
	2017	2016

Gross profit	$234,072	$183,326
Gross margin	38%	33%

Our gross margin of 38% of net sales in the three months ended September 30, 2017 increased from our gross margin of 33% for the three months ended September 30, 2016 primarily due to the combination of product mix and lower introductory pricing on a large East Coast order in the third quarter of 2016.

Advertising, promotional and selling expenses for the three months ended September 30, 2017 increased to $563,754, or approximately 77%, from $319,391 for the three months ended September 30, 2016. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets.

General and administrative expenses for the three months ended September 30, 2017 decreased to $1,040,942, or approximately 14%, from $1,210,495 for the three months ended September 30, 2016. This decrease is primarily due to decreased management headcount and tighter expense controls, offset by $99,649 higher stock-based compensation expense in 2017.

Total other expense, net was $40,536 for the three months ended September 30, 2017, compared to $89,889 for the three months ended September 30, 2016, a decrease of 55%. This decrease was primarily due to lower interest expense that started with the conversion of outstanding debt with beneficial conversion features and debt issuance costs into common stock in December 2016 and continued into 2017.

Net loss attributable to common shareholders during the three months ended September 30, 2017 was $1,411,461 as compared to a loss of $1,456,049 for the three months ended September 30, 2016. The reduction in our net loss was primarily attributable to our higher gross profit, decreased general and administrative expenses and interest expense during 2017, which amounts were offset by higher advertising, promotional and selling expenses.

Nine Months Ended September 30, 2017 Compared to the Nine Months Ended September 30, 2016

Our sales for the nine months ended September 30, 2017 increased to $2,608,373, or approximately 28%, from $2,045,568 for the nine months ended September 30, 2016. The following table compares our sales in the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017		2016
Wholesale	$1,445,651	55%	$1,454,544	71%
Private Label	257,109	10%	-	-
Retail / Special Events	905,613	35%	591,024	29%
Total	$2,608,373	100%	$2,045,568	100%

The increase in sales in the nine months ended September 30, 2017 is primarily attributable to three factors: increased wholesale sales traction within the Pacific Northwest (which was offset by lower sales Nationally due to our Burnside product transition); the acquisitions of MotherLode and BBD, and the related expansion of our private label business; and the addition of three retail locations.

Excise taxes, customer programs and incentives for the nine months ended September 30, 2017 increased to $772,525, or approximately 42%, from $542,854 for the comparable 2016 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the period.

During the nine months ended September 30, 2017, cost of sales increased to $1,101,803, or approximately 23%, from $895,239 for the nine months ended September 30, 2016. The increase is primarily attributable to the costs associated with our increased liquor sales in the period as well as certain one-time adjustments related to the recent acquisitions. We believe the cost of sales we reported in both 2017 and 2016 are not typical of our expected future results because the product costs in both periods are based on smaller production lots, and do not reflect the economies of scale that we expect to achieve as we continue to scale our operations.

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

The following table compares our gross profit and gross margin in the nine months ended September 30, 2017 and 2016:

	Nine Months Ended September 30,
	2017	2016

Gross profit	$734,045	$607,475
Gross margin	40%	40%

Advertising, promotional and selling expenses for the nine months ended September 30, 2017 increased to $1,499,751, or approximately 58%, from $951,293 for the nine months ended September 30, 2016. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets.

General and administrative expenses for the nine months ended September 30, 2017 decreased to $2,615,810, or approximately 11%, from $2,923,799 for the nine months ended September 30, 2016. This decrease is primarily due to decreased management headcount and tighter expense controls, offset by $472,183 higher stock-based compensation expense in 2017.

In the nine months ended September 30, 2107, we had a $40,975 loss on disposal of property and equipment, primarily related to the write-off of construction-in-process on our MLK facility due to the early lease termination agreement we were able to execute in February 2017, and the write-off of leasehold improvements on our MotherLode facility as it is being renovated to accommodate new and expanded production capabilities.

Total other expense, net was $179,613 for the nine months ended September 30, 2017, compared to $493,012 for the nine months ended September 30, 2016, a decrease of 64%. This decrease was primarily due to lower interest expense that started with the conversion of outstanding debt with beneficial conversion features and debt issuance costs into common stock in December 2016 and continued into 2017.

Net loss attributable to common shareholders during the nine months ended September 30, 2017 was $3,605,967 as compared to a loss of $3,797,988 for the nine months ended September 30, 2016. The reduction in our net loss was primarily attributable to our higher gross profit, decreased general and administrative expenses and interest expense during 2017, which amounts were offset by higher advertising, promotional and selling expenses.

Liquidity and Capital Resources

Nine Months Ended September 30, 2017

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for the Company’s cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings.

For the nine months ended September 30, 2017 and 2016, the Company incurred a net loss of approximately $3.6 and $3.8 million, respectively, and has an accumulated deficit of approximately $16.4 million as of September 30, 2017. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the nine months ended September 30, 2017, the Company raised approximately $8.0 million from financing activities to meet cash flows used in operating activities.

At September 30, 2017, the Company had approximately $4.2 million of cash on hand with a positive working capital of $6.5 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, reduce headcount, reduce rent and increase sales. Management believes that cash on hand and proceeds generated from the most recent equity financing, along with revenue that the Company expects to generate from operations, including as a result of its two recent acquisitions, will be sufficient to meet the Company’s cash needs for the foreseeable future.

The Company’s cash flows for the nine months ended September 30, 2017 and 2016 are as follows:

	Nine Months Ended September 30,
	2017	2016
Net cash flows provided by (used in):
Operating activities	$(4,554,627)	$(3,131,344)
Investing activities	$(377,296)	$(6,952)
Financing activities	$8,033,942	$3,397,157

Operating Activities

During the nine months ended September 30, 2017, our net loss plus non-cash adjustments used was approximately $2.5 million compared to using $3.0 million in 2016. The decrease in cash usage can be primarily attributed to the smaller net loss incurred in 2017 as compared to 2016, and non-cash adjustments in the aggregate were approximately $0.3 million higher in 2017. In addition, there was an increase of $1.4 million in inventory, a $0.2 million increase in prepaid expenses and other assets, and a $0.5 million net reduction in accounts payable and accrued liabilities in 2017. In 2016, there was a $0.2 million increase in inventory, a $0.2 million increase in trade receivables, a $0.1 million decrease in prepaid expenses and $0.2 million net increase in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $0.4 million and $6,952 were incurred in the nine months ended September 30, 2017 and 2016, respectively.

Financing Activities

During the nine months ended September 30, 2017, the Company’s operating losses and working capital needs were primarily funded by $6.7 million in proceeds from the sale of common stock, warrant exercises of $0.2 million, and $1.4 million in proceeds from the issuance of convertible notes. Net cash flows provided by financing activities during the nine months ended September 30, 2016 primarily consisted of $2.0 million in proceeds from the sale of common stock, $1.25 million in proceeds from our long-term note and warrant financing, and $0.5 million in proceeds from issuing preferred stock.

Recent Developments

Resale Registration Statement

On October 26, 2017, the Securities and Exchange Commission (the “SEC”) declared effective a Post-Effective Amendment No. 1 to Form S-1 on Form S-3 (the “Post-Effective Amendment”) that the Company filed with the SEC on October 19, 2017 to register the resale of up to 2,462,436 shares of common stock held by certain selling stockholders, which includes shares of common stock issuable upon exercise of warrants to purchase common stock held by certain selling stockholders (the “Selling Stockholder Warrants”). The selling stockholders will receive all of the proceeds from the sale of shares of common stock registered under the Post-Effective Amendment and the Company will not receive any proceeds from these sales. However, we may receive proceeds from the cash exercise of the Selling Stockholder Warrants, which, if exercised for cash with respect to all 1,123,516 shares, would result in gross proceeds to us of approximately $7,993,736. We intend to use any net proceeds from any exercise of the Selling Stockholder Warrants for operating costs, working capital, and general corporate purposes. The amount and timing of our actual use of proceeds may vary significantly depending upon numerous factors, including the actual amount of proceeds we receive and the timing of when we receive such proceeds. There is no guarantee that the Selling Stockholder Warrants will be exercised in full or at all.

Prior Common Stock Issuances

In September 2017, the Company issued 14,760 shares of common stock to directors and employees for stock-based compensation of $56,221. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.78 - $4.38 per share.

In August 2017, the Company completed an underwritten public offering of 1,200,000 units consisting of 1,200,000 shares of its common stock and warrants to purchase up to an aggregate of 1,200,000 shares of its common stock (each, a “Unit”) at a public offering price of $4.50 per Unit. The warrants have a per share exercise price of $5.40, are exercisable immediately, and will expire five years from the date of issuance. The gross proceeds to the Company from this offering were $5.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses. On August 24, 2017, the underwriters exercised their option to purchase an additional 180,000 Units to cover over-allotments, that resulted in additional gross proceeds to the Company of $0.8 million, before deducting offering expenses.

In August 2017, the Company issued 5,209 shares of common stock to a third-party consultant in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.40 - $3.50 per share.

In August 2017, the Company issued 83,334 shares of its common stock upon conversion of a 6% convertible promissory note with an aggregate principal amount converted of $500,000.

On several dates between March 31, 2017 and June 4, 2017, we issued an aggregate of 400,000 units at $3.90 per unit, with each unit consisting of one share of common stock and one three-year common stock purchase warrant exercisable at $7.50 per share (subject to adjustment), for total proceeds of $1.6 million in cash. The financing closed in several phases: (1) on March 31, 2017, on which date we issued 192,308 shares of our common stock for $0.8 million in cash proceeds and also issued warrants to purchase 192,308 shares of common stock, (2) on several dates between April 3, 2017 and May 4, 2017, during which period we issued 85,602 shares of our common stock for $0.3 million in cash proceeds and also issued warrants to purchase 85,602 shares of common stock, and (3) on several dates between May 5, 2017 and June 4, 2017, during which period we issued 122,109 shares of our common stock for $0.5 million in cash proceeds and also issued warrants to purchase 122,109 shares of common stock.

On several dates between April 21, 2017 and June 30, 2017, we issued an aggregate of $1.4 million convertible promissory notes to accredited investors. The notes have a maturity date of three years from the date of issuance, and bear interest at the rate of five percent (5%) and six percent (6%) per annum. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which we sell shares of our equity securities for an aggregate consideration of at least $4.0 million at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The notes have a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $6.00.

In May 2017, the Company completed the acquisition of a majority stake in BBD. We issued 28,096 shares of common stock to the owners of BBD as consideration for 90% of the BBD LLC units. Based on the closing share price of our common stock of $4.80 on May 1, 2017, the value of the transaction was $134,858. with issuance costs of $14,400.

In March 2017, we issued 19,796 shares of common stock to four third-party consultants in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.90 - $4.35 per share.

In March 2017, we issued 575 shares of common stock to employees for stock-based compensation of $2,517. The shares were valued using the $4.38 closing share price of our common stock on the date of grant.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $118,389 and $72,918 for the nine months ended September 30, 2017 and 2016, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from our distribution facilities to customers are recorded in cost of sales.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At September 30, 2017, four customers represented 82% of trade receivables, and at December 31, 2016, three customers represented 91% of trade receivables. Sales to two customers accounted for approximately 48% of consolidated net sales for the nine months ended September 30, 2017. Sales to three customers accounted for approximately 57% of net sales for the nine months ended September 30, 2016

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the nine months ended September 30, 2017 and 2016.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $1,499,751 and $951,293 for the nine months ended September 30, 2017 and 2016, respectively.

Excise Taxes

The Company is responsible for compliance with Alcohol and Tobacco Tax and Trade Bureau (TTB) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $654,136 and $469,936 for the nine months ended September 30, 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $900,130 and $427,947 for the nine months ended September 30, 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting” (“ASU 2016-09”). ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 was effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We have adopted ASU 2016-09 as of March 31, 2017.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company currently expects to adopt ASU 2014-09 in the first quarter of 2018. The Company does not expect adoption of ASU 2014-09 to have a material impact on its condensed consolidated financial statements.

In August 2014, the FASB issued ASU No. 2014-15, Presentation of Financial Statements - Going Concern (“ASU 2014-15”). The new guidance explicitly requires that management assess an entity’s ability to continue as a going concern and may require additional detailed disclosures. ASU 2014-15 was effective for annual periods beginning after December 15, 2016 and interim periods within those annual periods. We adopted ASU 2014-15 as of December 31, 2016. The Company does not believe the adoption of ASU 2014-15 had any material impact on its condensed consolidated financial statements.

In July 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330), Simplifying the Measurement of Inventory (“ASU 2015-11”). ASU 2015-11 is part of the FASB’s initiative to simplify accounting standards. The guidance requires an entity to recognize inventory within scope of the standard at the lower of cost or net realizable value. Net realizable value is the estimated selling price in the ordinary course of business, less reasonable predictable costs of completion, disposal and transportation. ASU 2015-11 was effective prospectively for the year beginning January 1, 2017. We have adopted ASU 2015-11 as of March 31, 2017. The Company does not believe the adoption of ASU 2015-11 had any material impact on its condensed consolidated financial statements.

In April 2015, the FASB issued ASU 2015-03, simplifying the presentation of debt issuance costs, which requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability. ASU 2015-03 was effective for annual and interim periods beginning after December 15, 2015 and early application was permitted. We early adopted ASU 2015-03 as of December 31, 2015. The Company does not believe the adoption of ASU 2015-03 had any material impact on its condensed consolidated financial statements.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, we are not required to provide information required by this item.

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to provide reasonable assurances that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

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

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2017, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On October 10, 2017, we received a letter from a law firm purporting to represent a Company stockholder named Jason Price. The letter stated that such representative was launching an “investigation” into certain grants of stock options and restricted stock units that exceeded applicable limits under the Company’s 2016 Equity Incentive Plan (the “2016 Plan”) (collectively, the “Additional Grants”). The representative stated the belief that the Board had violated the terms of the 2016 Plan by approving the Additional Grants, and such approval constituted a breach of fiduciary duty and possible evidence of material weaknesses in internal controls. The Board rejects any such contentions. Although we acknowledge that the Additional Grants were made despite the stated limits in the 2016 Plan, we believe that the Additional Grants were in the best interests of our stockholders. We believe that our existing corporate governance mechanisms are sufficiently robust as to be able to review and take a proper response to Mr. Price’s letter. We are seeking stockholder approval of the Additional Grants and of certain amendments to the 2016 Plan to increase such limits at the upcoming annual stockholder meeting on December 8, 2017.

ITEM 1A – RISK FACTORS

Not applicable.

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

In August 2017, the Company issued 5,209 shares of common stock to a third-party consultant in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.40 - $3.50 per share.

In August 2017, the Company issued 83,334 shares of its common stock to an existing noteholder upon conversion of a 6% convertible promissory note with an aggregate principal amount converted of $500,000.

In September 2017, the Company issued 14,760 shares of common stock to directors and employees for stock-based compensation of $56,221. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.78 - $4.38 per share.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.3	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.6	Amended and Restated Bylaws of the Company, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.
10.1	Office Lease 1001 SE Water Avenue dated as of September 29, 2017 between the Company and Eastbank Commerce Center, LLC.
31.1	Certification of Grover Wickersham pursuant to Rule 13a-14(a).
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Grover Wickersham
Grover Wickersham
Chief Executive Officer, Director
(Principal Executive Officer)
Date: November 14, 2017

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 14, 2017

