Form 10-K
period 2017-12-31
Eastside Distilling, Inc.
filed 2018-04-02
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: [  ] Yes [X] No

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. [X] Yes [  ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). [X] Yes [  ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ] (Do not check if a smaller reporting company)	Smaller reporting company [X]
Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2017 was approximately $17,001,894.

As of April 2, 2018, 5,044,770 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

PART I

Eastside Distilling, Inc., is referred to herein as “Eastside,” “EAST,” “the Company,” “us,” or “we.”

Item 1. DESCRIPTION OF BUSINESS

Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike other distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States primarily through Republic National Distributing Company (“RNDC”). We believe that RRW will achieve commercial success on a broad scale, and we have therefore focused our sales efforts outside Oregon on RRW. We believe RRW will be a key growth engine in 2018 and will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to turn our small size from a disadvantage into an advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products; for example, we recently developed our Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak-aged whiskeys and Marionberry Whiskey.

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. During 2018, we intend to use our “slim line” canning equipment, newly installed at MotherLode, to profit from an emerging consumer interest in canned wine. We believe our location close to vineyards in Oregon and Washington is a competitive advantage.

Corporate History

We were incorporated in Nevada in February 2004 under the name Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our then recent acquisition of Eastside Distilling, LLC.

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

Market Opportunity

Large and Growing Global and Domestic Markets

The global spirits market generated total revenues of $316 billion in 2013, representing a compound annual growth rate (CAGR) of 3.4% between 2009 and 2013, according to MarketLine. The performance of the market is forecasted to accelerate with an anticipated CAGR of 4.2% for the five-year period 2013-2018, which is expected to increase revenues generated by this market to a value of approximately $388 billion by the end of 2018.

The U.S. spirits market had total revenues of $26.2 billion in 2017, representing more than a 32% increase since 2010, according to the Distilled Spirits Council of the United States (DISCUS). The domestic market share of spirits compared to beer and wine was at a record 36.6% in 2017 according to DISCUS, representing more than a 3% gain over beer and wine in terms of market share since 2010.

Key Growth Trends that We Target

Craft – The market share of “craft” distillers (defined as any producer that bottles less than 100,000 cases annually) has doubled over the last two years, and is projected to reach 8% by 2020, according to the American Distilling Institute.

Women – The United States Alcohol and Tobacco Tax and Trade Bureau (the “TTB”), Park Street Imports, LLC (“Park Street”) and the US Census Bureau estimate that 37% of all U.S. whiskey drinkers are women.

Millennials – Generally, “Millennials” (individuals born between the early 1980s and the mid-1990s) value “authenticity” and are inspired by travel, like to try new products and seek new experiences, according to a survey by BeverageDaily.com. Millennials tend to drink a broader range of spirit types (vodka, rum, tequila, whiskey, gin) than prior generations and Millennials consume more expensive spirits than their predecessors. These individuals are often attracted to vintage spirits and cocktails with nostalgic followings, such as throwbacks to the 1950s like rye whiskey, bourbon, and the Manhattan cocktail. According to Barclays Research, millennials increasingly prefer spirits over beer and wine, and flavored spirits in particular. In addition, according to DISCUS, millennials are more willing than prior generations to purchase premium spirits.

Flavored – According to DISCUS, flavored spirits sales continue to grow faster than the overall spirits market, and flavored whiskey, which is especially appealing to younger drinkers and women, is the fastest growing flavored spirit category.

International – The demand for U.S.-produced spirits abroad is increasing significantly. U.S. spirit exports nearly doubled over the past decade to $1.56 billion in 2015, and whiskey exports were up approximately 5.4% in 2015 compared to 2014. The largest export markets for U.S. spirits include the United Kingdom, Canada, Germany, Australia, and Japan.

Our Strategy and Its Implementation

Our objective is to build Eastside Distilling into a strong, nationally competitive and profitable spirits company, with a distinctive portfolio of premium and high-end spirits brands that have national, and even international, consumer appeal and following. Our strategy to accomplish that goal includes:

●	create a “brand factory” to develop and grow emerging spirits and Ready-to-Drink (RTD) brands;

●	be an acquisition platform for the fragmented craft spirits industry; and

●	build cash flow in the Pacific Northwest home market through sales of our locally-created spirits and with our bottling subsidiary to help support our overall growth activities.

To help achieve this, we are focused on:

●	achieving world-class spirit rebranding with the collaboration of Sandstrom Partners;

●	growing organically and by acquisition;

●	monetizing our diverse and growing product portfolio;

●	improving margins; and

●	accelerating our strong double-digit growth in core markets, as well as expanding opportunistically in international markets.

Our Strengths

We believe the following competitive strengths will help enable the implementation of our growth strategies:

●	Award-Winning, Diverse Product Line: We have a diverse product line, currently offering over a dozen premium craft spirits, many of which have won awards for taste and/or product design. According to a study by the American Craft Spirits Association, the U.S. craft spirits volume of cases sold experienced a compound annual growth rate of 27.4% between 2010 and 2015, and saw an increase in market share from 0.8% to 2.2% during that period. Our sales of premium brands have increased over 1,000% since 2010. We believe our diverse, recognized product line in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

●

Key Relationships: We have distribution arrangements with several of the largest wine and spirits distributors in the United States, such as RNDC and Southern Glazer’s. We have also engaged Park Street, a provider of back-office administrative and logistical services for alcohol and beverage distributors. We believe these relationships will help accomplish our goal of having our premium spirits sold and distributed nationwide.

●

Experienced Distilling and Blending Experts: We believe that our team of expert blenders and distillers, with highly regarded “palates” is important to us maintaining a high-quality, artisanal character to our products as well as adding to our consumer appeal.

Our Product Approach

Our approach to or craft spirits involves five important aspects:

●	Commitment to Quality: We create and deliver high-quality, innovative products targeted at growing markets.

●	Authentic Yet Scalable: We believe our approach to production allows us to produce our products at scale, while keeping flavor profiles consistent.

●	Unique Talent and Experience: Every spirit reflects the creativity of our entire team

●	Extensive Spirit Portfolio: Many craft distillers have only one to three products; we have over a dozen, which we believe affords us the opportunity to target a broader range of consumers with our brands.

●	Generate Customer Loyalty: These factors attract loyal and enthusiastic customers and major distributors for our products.

Our Brands

We develop, produce and market the premium brands listed below:

Burnside. We develop, market and produce several premium, barrel–aged whiskeys and bourbons under our brand name “Burnside.” During 2017, we undertook a major re-branding and market re-positioning strategy with our Burnside-branded products. This effort was led by our marketing partner, Sandstrom Partners. The new branding, packaging and product line expansion was launched late in the fourth quarter of 2017. The current products sold under this brand include: Burnside West End Blend (a blended whiskey), Burnside Oregon Oaked Bourbon (a blended bourbon), Burnside Goose Hollow RSV Bourbon (a special reserve straight bourbon) and Burnside Oregon Oaked Rye (a blended rye whiskey). All of the Burnside products are age-finished in our own in-house, heavily-charred, Oregon-oak barrels, which we believe adds an enhanced and improved flavor profile and provides the products with differentiation in the marketplace. We consider the Burnside products to be “premium” to “ultra-premium” brands. Our Burnside brands accounted for approximately 25% and 40% of our sales for the years ended December 31, 2017, and 2016, respectively. The decrease as a percentage of sales is due to the re-branding of this product line during 2017.

Redneck Riviera Whiskey. In October 2017, we were granted an exclusive license for the use of the Redneck Riviera brand for spirits-based products. The Redneck Riviera trademark is owned by Rich Marks, which is controlled by John Rich, a “multiple platinum” country music singer and songwriter who performs with the “Big & Rich” band. In January 2018, we officially launched our first product, Redneck Riviera Whiskey, under this royalty-free, 10-year license. Beginning in 2020, we will be required to meet certain levels of case sales to avoid termination of the license, and if those levels are met, we will be entitled to renew the license in perpetuity or until such time as a sale of the Redneck Riviera spirits brands occurs.

Income from sales of RRW and any subsequent products go entirely to us, less any customary brand development allowances to distributors or other such payment that are within our discretion. We will be reimbursing Mr. Rich for his expenses incurred while performing personal services in marketing the brand. Should Rich Marks choose to sell the Redneck Riviera spirits brand, we and Rich Marks will share equally in the sale proceeds of any brand and other IP developed under the license, based on a sliding scale that gives Rich Marks an increasing percentage of sale proceeds, if any, over $20 million. We have certain rights of first refusal to acquire Rich Mark’s interest should a third party sale be proposed.

Barrel Hitch American Whiskey. We market a standard whiskey: Barrel Hitch American Whiskey. Our Barrel Hitch American Whiskey is 80 proof and won a triple-Gold Medal and “best of show” in the MicroLiquor Spirit Awards in 2015. Barrel Hitch was introduced in July 2015 and accounted for approximately 11% and 17% of our sales for the years 2017 and 2016, respectively.

Premium Vodka. We develop, market and produce a premium potato vodka under the brand name “Portland Potato Vodka”, which is distilled from potatoes rather than grain and, as such, is gluten-free. Our Portland Potato Vodka was awarded a silver medal from the American Wine Society and a gold medal from the Beverage Tasting Institute, which also gave it a “Best Buy” rating. A new product, Hot Potato Vodka, was added to this category in the second quarter of 2017. The vodka is 80 proof and is a combination of habanero pepper and Portland Potato Vodka producing a full-palate explosion of flavor. Our Potato Vodka brands accounted for approximately 22% and 13% of our sales for the years ended December 31, 2017 and 2016, respectively.

Distinctive Specialty Whiskeys. We develop, market and produce two distinctive specialty whiskeys: Cherry Bomb Whiskey and Marionberry Whiskey. Our Cherry Bomb Whiskey combines handcrafted small batch whiskey with a blast of real Oregon cherries. Our Cherry Bomb Whiskey won a gold medal from the American Wine Society and was also awarded a gold medal for taste and a silver medal for package design in the MicroLiquor Spirit Awards. Our Marionberry whiskey combines Oregon marionberries (a hybrid blackberry) with premium aged whiskey and was awarded two silver medals in the MicroLiquor Spirit Awards for taste and package design. Our specialty whiskeys accounted for approximately 13% of our sales for each of the years ended December 31, 2017 and 2016.

Below Deck Rums. We develop, market and produce four rums under the Below Deck brand name: Below Deck Silver Rum, Below Deck Spiced Rum, Below Deck Coffee Rum and Below Deck Ginger Rum. Below Deck’s Silver Rum is our original rum. Below Deck Spiced Rum is double-distilled from molasses and infused with exotic spices and won a triple gold medal for taste and a bronze medal for package design in the MicroLiquor Spirit Awards. Our Below Deck Coffee Rum is double-distilled and infused with coffee flavors from Arabica bean and won a silver medal at the San Francisco World Spirits Competition. Below Deck Ginger Rum is infused with natural ginger. Our Below Deck Rums accounted for approximately 11% and 10% of our sales for the years ended December 31, 2017 and 2016, respectively.

Seasonal/Limited Edition Spirits. In addition to our premium bourbons, whiskeys, rum and vodka, we create seasonal and limited-edition handmade products, such as Advocaat (eggnog) Liqueur, Peppermint Bark Liqueur, Bier Schnapps and Holiday Spiced Liqueur. Our Seasonal/Limited Edition Spirits accounted for approximately 6% of our sales for each of the years ended December 31, 2017 and 2016.

BBD Spirits. We also acquired several other brands as a result of our acquisition of BBD in May 2017. The extensive BBD product portfolio includes several craft spirits that we believe are highly complementary to our product line, including The Ninety One Gin, Navy Strength Gin (114 proof) and Delta Rye (111 proof) rye whiskey, among others. Inspired by the craft spirits movement in Oregon, Big Bottom Distillery’s small-batch, hand-crafted spirits provide consumers with unique takes on traditional spirits. BBD products accounted for approximately 3% of our sales in 2017.

MotherLode LLC. Our wholly-owned subsidiary, MotherLode, historically has provided bottling services, as well as production support to customers such as other craft spirit and wine producers. MotherLode recently added the ability to provide canning services to customers for wine and Ready to Drink (“RTD”) alcoholic drinks. The custom built canning line is designed to produce Ball Corporation’s popular “slim can” in 187 ml, 200 ml and 250 ml sizes, with 250 ml being equal to approximately 8.45 ounces. The new line was recently completed, and MotherLode expects to begin providing canning to initial customers in the near-future. MotherLode accounted for approximately 9% of our sales in 2017.

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

For our spirits brands, rather than removing flavor, various complex flavor profiles are achieved through one or more of the following techniques: infusion of fruit, addition of various flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time, as well as the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After the distillation, purification and flavoring processes are completed, the various liquids are bottled. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

We rely on a limited number of suppliers for the sourcing of our spirit products and raw materials, including our distillate products and other ingredients. These suppliers consist of third-party producers in the U.S. We do not have long-term, written agreements with any of our suppliers. However, we believe that we have consistent and reliable third-party sources for spirit product. However, we produce and bottle our spirits for distribution, whether the distilling stage of the process was at our facility or not.

Distribution Network

We believe that the distribution network that we have developed with our sales team and our independent distributors and brokers is one of our key strengths. We currently have distribution and brokerage relationships with third-party distributors in 26 U.S. states.

U.S. Distribution

Importers of beverage alcohol in the U.S. must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate suppliers, including our company. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell alcoholic beverages. In larger states, such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

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

Wholesalers and Distributors

In the U.S., we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, for product placement and for retail store penetration. All of the distributors we currently work with also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the twenty-six states we sell our products, and our products are sold in the U.S. by these wholesale distributors, as well as by various state beverage alcohol control agencies.

Other Sources of Revenue

Special Events

We also generate sales from participating in special events (such as farmers’ markets, trade shows, hosting private tastings, etc.). We offer tastings as well as sell merchandise and bottle sales and have generated as much as $75,000 in sales from these special events in a single month, particularly during the winter holiday season (November/December). In addition to the sales these events generate, we value the immediate customer feedback during these activities, which is instrumental in creating better products and testing new flavors.

Retail Stores and Kiosks

We currently have three retail stores in shopping centers in the Portland, Oregon area that provide us with additional opportunities for sales of our products. During the holiday season (November and December) we also expand our retail operations by opening additional temporary locations, usually within high-traffic shopping malls in the Portland metro region. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. These stores provide in-store tastings, which we believe leads to additional product purchases.

Significant Customers

Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 32% of our consolidated sales for each of the years 2017 and 2016.

Sales Team

We have a total sales force of 11 people, with an average of over ten years of industry experience with premium beverage alcohol brands.

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

In late 2016, to aid us in this strategy, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, and tasked them with reviewing our current product portfolio, as well as our new ideas, and advising us on marketing, creation of brand awareness and product positioning, locally and nationally. We are using Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. During 2017, Sandstrom helped us successfully re-brand our key Burnside product as well as developed the branding for our new “Redneck Riviera” brand.

We also employ two in-house marketing and customer service personnel who work together with third party design and advertising firms to maintain a high degree of focus on each of our product categories and build brand awareness through innovative marketing activities. We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and on-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques, including social media marketing, to support our brands.

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

Intellectual Property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S. where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiary. In the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

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

We believe that we are in a better position to partner with small-to-mid-size brands than the major importers. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, limit our ability to expand into new markets and limit our negotiating ability with our distributors.

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

Employees

As of December 31, 2017, we had 25 full-time employees, 13 of whom were in sales and marketing and four of whom were in management and 8 in administration and production.

Geographic Information

Eastside operates in the spirits business. Eastside’s product categories are rum, whiskey, vodka, gin and specialty liquors. Eastside currently sells its products in 26 states (Oregon, Washington, California, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Georgia, Rhode Island, Idaho, Maryland, West Virginia, Wyoming, North Carolina, Louisiana, Tennessee, Mississippi, South Dakota, Kansas and Alaska), as well as in Ontario, Canada.

Facilities

The Company’s corporate headquarters, including its wholly-owned Motherlode subsidiary, moved to 1001 SE Water Avenue, Suite 390, Portland, Oregon 97214, effective November 1, 2017. Located in Portland’s Eastbank Commerce Center on the east side of Portland, this office space is home to the Company’s executive offices, including finance, accounting, sales and general management, both for Eastside and its MotherLode bottling and canning subsidiary. The Company’s production facilities are located in Milwaukie, OR and its Big Bottom Distillery operations are in Hillsboro, OR.

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

We undertake no obligation to provide updates to forward-looking statements to the public, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

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

Although our brands have achieved acceptance in the Pacific Northwest, most of our brands are relatively new and have not achieved extensive national brand recognition. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands, we will not be able to penetrate our markets and our growth may be limited.

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment in them. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the U.S. Securities and Exchange Commission (the “SEC”). For the year ended December 31, 2017, we reported a net loss of $5.3 million. As of December 31, 2017, we had an accumulated deficit since inception of $18.1 million.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

We depend on a limited number of third-party suppliers for the sourcing of the raw materials for all of our products, including our distillate products and other ingredients. These suppliers consist of third-party producers in the U.S. We do not have long-term, written agreements with any of our suppliers. The termination of our relationships or an adverse change in the terms of these arrangements could have a negative impact on our business. If our suppliers increase their prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to distribute our products adequately within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state-licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the U.S. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our products in 26 states – Oregon, Washington, California, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Georgia, Rhode Island, Idaho, Maryland, West Virginia, Wyoming, North Carolina, Louisiana, Tennessee, Mississippi, South Dakota, Kansas and Alaska (as wells as in Ontario, Canada).

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

We currently derive a significant amount of our revenues from a few major distributors. A significant decrease in business from or loss of any of our major distributors could harm our financial condition by causing a significant decline in revenues attributable to such distributors. Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 32% of our consolidated sales for each of the years 2017 and 2016. While we believe our relationships with our major distributors are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. If we experience a significant decrease in sales to any of our major distributors and are unable to replace such sales volume with orders from other customers, our sales may decrease which would have a material adverse financial effect on our results of operations and financial condition.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing in control states must generally reach certain volumes and/or profit levels to maintain their listings. Products in control states are selected for purchase and sale through listing procedures which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may develop or acquire, sales of our products could decrease significantly which would have a material adverse financial effect on our results of operations and financial condition.

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is lost due to theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We must maintain relatively large inventories of our products to meet customer delivery requirements. We are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize anticipated benefits, due to integration difficulties or other operating issues.

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. For example, in May 2017, we acquired 90% of the ownership of BBD for its award-winning range of super-premium gins and whiskeys, and we acquired MotherLode in March 2017, which provides contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited.

Also, even if we are successful in acquiring additional brands, we may not be able to achieve or maintain profitability levels that justify our investment in, or realize operating and economic efficiencies or other planned benefits with respect to, those additional brands. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, but are not limited to:

●	difficulties in assimilating acquired operations or products;

●	unanticipated costs that could materially adversely affect our results of operations;

●	negative effects on reported results of operations from acquisition-related charges and amortization of acquired intangibles;

●	diversion of management’s attention from other business concerns;

●	adverse effects on existing business relationships with suppliers, distributors and retail customers;

●	risks of entering new markets or markets in which we have limited prior experience; and

●	the potential inability to retain and motivate key employees of acquired businesses.

Our ability to grow through the acquisition of additional brands will also be dependent upon the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position, and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

Our failure to protect our trademarks and trade secrets could compromise our competitive position and decrease the value of our brand portfolio.

Our business and prospects depend in part on our ability to develop favorable consumer recognition of our brands and trademarks. Although we apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

A failure of one or more of our key information technology systems, networks, processes, associated sites or service providers could have a material adverse impact on our business.

We rely on information technology (IT) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business. The various uses of these IT systems, networks and services include, but are not limited to: hosting our internal network and communication systems; ordering and managing materials from suppliers; supply/demand planning; production; shipping products to customers; hosting our branded websites and marketing products to consumers; collecting and storing customer, consumer, employee, investor, and other data; processing transactions; summarizing and reporting results of operations; hosting, processing, and sharing confidential and proprietary research, business plans, and financial information; complying with regulatory, legal or tax requirements; providing data security; and handling other processes necessary to manage our business.

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

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. If one of our executive officers or significant employees terminates her or his employment, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

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

Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure, dining and beverage consumption patterns and a downturn in economic conditions, which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations.

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

●	a general decline in economic or geopolitical conditions;

●	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

●	a general decline in the consumption of beverage alcohol products in on-premises establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

●	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

●	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

●	increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

●	inflation; and

●	wars, pandemics, weather and natural or man-made disasters.

In addition, our continued success depends, in part, on our ability to develop new products to meet consumer needs and anticipate changes in consumer preferences. The launch and ongoing success of new products are inherently uncertain especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

We face substantial competition in our industry, and many factors may prevent us from competing successfully.

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

In addition, the legalization of marijuana in any of the jurisdictions in which we sell our products may result in a reduction in sales. Studies have shown that sales of alcohol may decrease in jurisdictions where marijuana has been legalized (e.g. California, Colorado, Washington and Oregon). As a result, marijuana sales may adversely affect our sales and profitability.

Class actions or other litigation relating to alcohol abuse or the misuse of alcohol could adversely affect our business.

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems, or related to the labelling of our products. It is also possible that governments could assert that the use of alcohol has significantly increased government funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

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

Also, the distribution of beverage alcohol products is subject to extensive taxation (at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol. Although we expect a significantly positive impact on our operating results from the enactment of the Craft Modernization and Tax Reform Act of 2017, which was part of the 2017 federal tax legislation that went into effect on January 1, 2018, resulting from the lowering of the federal excise tax on spirits for the first 100,000 proof gallons per year from $13.50 to $2.70 per gallon, there can be no assurance this revised tax rate will remain in effect after the initial two-year period.

We could face product liability or other related liabilities that increase our costs of operations and harm our reputation.

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from our products, these measures may not be sufficient for us to successfully avoid or limit liability. Our product liability insurance coverage is limited to $1 million per occurrence and $4 million in the aggregate and our general liability umbrella policy is capped at $2 million. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation.

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

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. In addition, recent developments in the industry may compel us to identify the source and location of our distillate products, and notify the consumer of whether the product was distilled by us. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

RISKS RELATED TO OUR COMMON STOCK

We are an “emerging growth company,” and we cannot be certain if the reduced disclosure requirements applicable to emerging growth companies will make our common stock less attractive to investors.

We are an “emerging growth company,” as defined in the Jumpstart our Business Startups Act of 2012, or the JOBS Act, and we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. Investors may find our common stock less attractive because we rely on these exemptions; which may result in a less active trading market for our common stock, making the market prices more volatile.

Our common stock is thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of our common stock.

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb those sales without adverse impact on its share price.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

In August 2017, our shares of common stock began trading on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

While our warrants are outstanding, it may be more difficult to raise additional equity capital.

We currently have outstanding publicly-traded warrants to purchase 1,380,000 shares of common stock (the “Public Warrants”) that were issued in our August 2017 public offering. As of April 2, 2018, we also have an aggregate of 1,243,077 non-trading, privately-issued common stock purchase warrants (the “Private Warrants”). During the term that our Public Warrants and Private Warrants are outstanding, the holders of such warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the Public Warrants and/or Private Warrants are outstanding.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A prolonged decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new services and continue our current operations. If our common stock price declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of common stock.

Our Chairman and Chief Executive Officer owns a significant number of shares of our outstanding common stock, and as long as he does, he may be able to control the outcome of stockholder voting.

Grover T. Wickersham, our chairman and chief executive officer, is the beneficial owner of approximately 8.3% of the outstanding shares of our common stock as of April 2, 2018, including shares he owns as the indirect beneficial owner (but for which he disclaims beneficial ownership), and excluding shares he (or the entities for which he is deemed to be the beneficial owner) has the right to acquire upon exercise of warrants and options that may be exercised in the future. Accordingly, as a result of his direct and indirect beneficial ownership, he may be able to exercise substantial control and directly influence our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors. Were all of the options and warrants exercised for which Mr. Wickersham is deemed to own, whether directly and indirectly, his influence over matters that are subject to a stockholder vote would significantly increase.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 15,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuance of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as related rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require compliance with certain corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“SOX 404”), has materially increased our legal and financial compliance costs and made some activities more time-consuming, burdensome and expensive. Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate or may not operate effectively. Any failure to comply with the requirements of SOX 404, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under SOX 404. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock and we could be subject to regulatory sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our executive offices are located at 1001 SE Water Avenue, Suite 390, Portland, Oregon 97214. We lease these premises under a lease agreement which started on November 1, 2017 and ends on June 30, 2020. Current monthly lease payments are $5,719.

Our primary production facility is located at 2150 Hanna Harvester Rd, Milwaukie, OR and comprises approximately 13,480 square feet. Additionally, we have leased approximately 4,250 square feet of adjacent space that contains 10 storage racks. This lease has a current monthly lease rate of $10,875. Our lease rate will increase $250 per month beginning January 1, 2019 to a maximum of $11,125 at the end of the lease term on October 31, 2021. We have two successive options to extend the lease for an additional 5 years each at the then fair market value of comparable space. We also have the option to lease the bay adjacent to the Premises, consisting of approximately 4,620 sq. ft., for monthly rent equal to $4,150.

We also lease retail space for our tasting rooms in the Portland, Oregon area. We lease a 683 square foot retail store in Clackamas Town Center, under a two-year lease expiring March 31, 2020 at a rate of $3,529 per month and percentage rent equal to 15% of the excess of net sales made at the retail space above $210,000 per year. We lease retail space at 1512 SE 7th Avenue, Portland, Oregon 97214, with a current monthly lease rate of $1,857 per month expiring on March 31, 2021. Our monthly lease rate will increase 3% each year. In February 2017, we entered into a lease for a retail store at Woodburn Outlet Mall, and that lease expires February 2018, which was amended to expire in January 2019. The monthly rent at this location varies from $500 to $4,500 based on retail seasonality. During the holiday season (November and December) we generally will open additional, temporary locations. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. Some of these stores will contain in-store tastings, which we believe will lead to additional product purchases.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation is time consuming and expensive to resolve, and it diverts management resources.

Item 4. MINE SAFETY DISCLOSURES.

Not applicable.

PART II

Item 5. MARKET FOR COMMON EQUITY

Our common stock trades on the NASDAQ under the symbol “EAST.” Limited trading of our common stock has occurred during the past two years; therefore, only limited historical price information is available. The following table sets forth the high and low closing prices of our common stock (USD) for the last two fiscal years, as reported by both NASDAQ and OTC Markets Group Inc. (where the stock previously traded during 2016 and part of 2017) and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock. Some of the bid quotations from the NASDAQ or OTC Bulletin Board (prior to August 2017) set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2016 (OTC Markets)	High	Low
First quarter	$6.00	$2.99
Second quarter	3.28	0.93
Third quarter	2.10	1.60
Fourth quarter	2.45	1.50

2017 (NASDAQ and OTC Markets - through August 10, 2017)	High	Low
First quarter	$7.50	$4.35
Second quarter	6.75	4.00
Third quarter	6.72	3.40
Fourth quarter	5.69	3.91

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Pacific Stock Transfer Company, 6725 Via Austi Pkwy Suite 300, Las Vegas, NV 89119 (Telephone: (702) 361-3033; Facsimile: (800) 785-7782).

As of April 2, 2018, there were 5,044,770 shares of our common stock outstanding, which were held by approximately 128 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception and we do not contemplate paying dividends in the foreseeable future.

The previous Series A convertible preferred stock accrued dividends at a rate of 8% per annum, cumulative. All remaining preferred shares were converted in the first quarter of 2017 and no dividends are due.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2017:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	369,006	$4.63	20,432
Equity compensation plans not approved by security holders	—	—	—
Total	369,006	$4.63	20,432

(1)	2015 Stock Incentive Plan. On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the plan is 50,000 shares, subject to adjustment. At December 31, 2017, there were 14,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

(2)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 166,667 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors (the “Board”) approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. At December 31, 2017, there were 354,422 options and 125,146 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

Recent Sales of Unregistered Securities

The following lists set forth information regarding all securities sold or granted by the Registrant within the past year that were not registered under the Securities Act, and the consideration, if any, received by the Registrant for such securities:

●	In December 2017, the Company issued 32,000 shares to a third-party consultant in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, at $4.54 per share.

●	In December 2017, the Company issued 14,384 shares of common stock upon conversion of 8% promissory notes with an aggregate principal amount converted of $52,500. The Registrant did not receive any cash proceeds from these issuances

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, general solicitation or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act, as stated above. The Registrant believes that the Section 4(a)(2) exemption applies to certain of the transactions described above because such transactions were predicated on the fact that the issuances were made only to investors who (i) confirmed to the Registrant in writing that they are accredited investors, or if not accredited, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their investment; and (ii) either received adequate business and financial information about the Registrant or had access, through their relationships with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

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

Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike other distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States primarily through Republic National Distributing Company (“RNDC”). We believe that RRW will achieve commercial success on a broad scale, and we have therefore focused our sales efforts outside Oregon on RRW. We believe RRW will be our primary growth engine in 2018 and will also provide a “coattail” effect for our other brands, helping them to achieve national recognition and success.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to turn our small size from a disadvantage into an advantage. As RRW demonstrates, our team can work with Sandstrom Partners to develop and launch new brands exponentially faster than multi-billion dollar conglomerates that typically acquire innovators rather than innovate themselves. We believe that Canadian whiskeys’ dominance of the light whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products, for example, our Coffee Rum with cold brew coffee and low sugar and our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits, for example our value-priced Portland Potato Vodka, and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak aged whiskeys and Marionberry Whiskey.

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. During 2018, we intend to use our “slim line” canning equipment, newly installed at MotherLode, to profit from an emerging consumer interest in canned wine. We believe our location close to vineyards in Oregon and Washington is a competitive advantage.

Recent Developments

MotherLode begins canning operations. In March 2018, the Company announced it had begun canning for two separate companies; on March 6th, 2018 for Dear Mom Wine Co. and on March 27th, 2018 for Backpack Wine. These projects represented the first initial customers for Eastside’s new canning services being offered under its wholly-owned subsidiary, MotherLode.

Appointment of Tom Wood as V.P. of Production. On March 22nd, 2018, the Company announced that it appointed Tom Wood as Vice President of Production. Wood has over 25 years of executive and management experience in high volume production, manufacturing and corporate team development for companies. He had been previously working as a consultant for Eastside, focused on assisting with MotherLode and the new canning operations.

Southern Glazer’s to distribute Redneck Riviera in California. On March 8, 2018, the Company announced that Southern Glazer’s will distribute Eastside’s Redneck Riviera Whiskey throughout the state of California.

Introduction of Hue-Hue Coffee Rum. On February 26th, 2018 the Company announced the introduction of its Hue-Hue Coffee Rum. The Hue-Hue (pronounced “way way”) name is derived from Huehuetenango, a city in the highlands of western Guatemala where our coffee is sourced. The Hue-Hue bottle design created by Portland’s Sandstrom Partner’s takes inspiration from Guatemala’s burlap coffee sacks that are uniformly labeled throughout the country to convey details of origin. Similarly, the Hue-Hue bottle conveys the Hue-Hue coffee’s origin on the El Paternal Estate, its Portland roasting history, and the cold brewing and infusion with select rum. It authentically represents a unique Guatemalan coffee that has been roasted and brewed by hand in Portland, then blended with select silver rum in small batches. Eastside’s popular Below Deck Coffee Rum, upon which Hue-Hue is based, has been replaced by Hue-Hue.

RNDC Expands Distribution of Redneck Riviera Whiskey. On February 15th, 2018 the Company announced Republic National Distributing Company (“RNDC”) would distribute Eastside’s newly launched Redneck Riviera Whiskey (“RRW”) in North Dakota, Nebraska and Oklahoma.

Walmart Authorizes Redneck Riviera Whiskey Product. On January 31st, 2018, the Company announced that Walmart has initially authorized Redneck Riviera Whiskey for Florida, California and Louisiana for 2018.

RNDC to Distribution Redneck Riviera Whiskey Product. On January 23rd, 2018 the Company announced that Republic National Distributing Company (“RNDC”) will distribute Eastside’s newly launched Redneck Riviera Whiskey in the six initial gulf coast states including Texas, Louisiana, Alabama, Georgia, Mississippi, Florida as well as North Carolina.

Corporate Information

Our executive offices are located at 1001 SE Water Ave, Suite 390, Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

Results of Operations

Overview

Fiscal year 2017 represented a year of significant progress for Eastside. Important achievements or milestones included:

.

●	New Burnside product launch. In early October of 2017, the company introduced the first of several new products under its Burnside brand. We launched two additional products before year end and a fourth in early 2018. This re-branding/re-packaging of one of our major product lines was led by Sandstrom Partners, our strategic branding and marketing partner.

●	Acquisitions. The Company completed two strategic acquisitions (MotherLode LLC, and Big Bottom Distillery) and fully integrated their operations with Eastside during the year.

●

Production facilities consolidation and expansion. During 2017, we consolidated our original production facility into MotherLode’s production facility (which we acquired in March of 2017). We also made key investments to add additional equipment and increase our overall production capabilities. We generally completed that effort around the October timeframe and believe we are well positioned to handle the new product launches and anticipated growth.

●	New canning line. We further expanded our production capabilities by adding a fully automated canning line in order to produce ready-to-made drinks (RTDs) in a can and single-serving wine in a can. The equipment was installed during the 4th quarter and became operational in the first quarter of 2018.

●	Public offering and Nasdaq up-listing. We successfully completed a public offering in August of 2017 that also coincided with an up-listing of our common stock to NASDAQ.

●	Major new product launch in partnership with country star, John Rich. In November 2017, the company announced that it had been granted an exclusive license for use of the Redneck Riviera brand for spirits-based products. The company subsequently launched (in early 2018) its newest product, Redneck Riviera Whiskey utilizing this license agreement.

As we look ahead to 2018, the Company believes it has built a strong foundation and is well positioned to continue its aggressive expansion efforts and drive further successes for shareholders. While we have become the third largest spirits company in Oregon, there remains substantial opportunities and we expect Oregon, our largest market, to continue to grow at a strong pace. In addition, as we continue to work closely with major distributors and focus on our new Redneck Riviera product, we expect both our national and international sales efforts to increase at a rapid pace and become a larger percentage of our overall business. We also expect our new canning abilities at MotherLode to further add to our growth in 2018.

Year Ended December 31, 2017 Compared to the Year Ended December 31, 2016

Our sales for the year ended December 31, 2017 increased to $3,791,382, or approximately 25%, from $3,042,527 for the year ended December 31, 2016.

	2017		2016
Wholesale	$1,947,431	51%	$1,858,472	61%
Private Label	324,525	9%	-	-
Retail / Special Events	1,519,426	40%	1,184,055	39%
Total	$3,791,382	100%	$3,042,527	100%

The increase in sales for 2017 is primarily attributable to our increased wholesale sales traction within the Pacific Northwest, growth in our Oregon-based retail operations due to added store locations during the year and our new private label business (as a result of our 2017 acquisition of MotherLode).

Excise taxes, customer programs and incentives for the year ended December 31, 2017 increased to $1,180,386, or approximately 26%, from $934,221 for the comparable 2016 period. The increase is attributable to the increase in liquor sales due to our increased distribution and sales traction during the year. In addition, customer programs and incentives increased due to our increased distribution.

During the year ended December 31, 2017, cost of sales increased to $1,634,069, or approximately 28%, from $1,280,344 for the year ended December 31, 2016. The increase is primarily attributable to the costs associated with our increased liquor sales in the year. The cost of sales we reported in both 2017 and 2016, however, are not typical of our expected future results because the product costs in both years are based on smaller production lots, and do not reflect the economies of scale that we anticipate as we continue to scale our operations.

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

The following table compares our gross profit (in thousands of dollars) and gross margin in the years ended December 31, 2017 and 2016:

	Year Ended December 31,
	2017	2016

Gross profit	$977	$828
Gross margin	37%	39%

Our gross margin of 37% of net sales in the year ended December 31, 2017 declined from our gross margin of 39% for the year ended December 31, 2016 primarily due to customer mix, higher customer programs and incentives from regional product expansion efforts, and higher raw material costs experienced during the year.

Advertising, promotional and selling expenses for the year ended December 31, 2017 increased to $2,219,168 or approximately 78% from $1,244,152 for the year ended December 31, 2016. This increase is primarily due to our efforts to expand our product sales nationally.

General and administrative expenses for the year ended December 31, 2017 decreased to $3,546,659, or approximately 9%, from $3,881,771 for the year ended December 31, 2016. This decrease is primarily due to reduced professional fees and management headcount for the majority of 2017 and tighter expense controls. During the year, we also had a $40,975 loss on disposal of property and equipment, primarily related to the write-off of construction-in-process on our MLK facility due to the early lease termination agreement we were able to execute in February 2017, and the write-off of leasehold improvements on our MotherLode facility as it was being renovated to accommodate new and expanded production capabilities.

Other expense, net was $448,042 for the year ended December 31, 2017, compared to $901,658 for the year ended December 31, 2016, a decrease of 50%. This decrease was primarily due to a decrease in interest expense and amortization of debt discounts of $750,010 pertaining to the 2016 debt financings. During the year ended December 31, 2017, the Company expensed an impairment of $25,000 of the intangible assets and $193,374 of the goodwill initially recorded in the second quarter acquisition of Big Bottom Distillery, LLC.

Net loss available to common shareholders during the year ended December 31, 2017 was $5,277,316 as compared to a loss of $5,251,293 for the year ended December 31, 2016. Our net loss was primarily attributable to our increased advertising, promotional and selling expenses relating to increased national sales distribution expenses, increased legal and accounting, and intangible and goodwill impairment expense during 2017, which amounts were offset by our increased gross profit during the year and lower general and administrative and other expenses.

Liquidity and Capital Resources

Year Ended December 31, 2017

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for such purposes have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers, convertible debt and equity financings.

Historically, the Company has funded its cash and liquidity needs through convertible notes, extended credit terms, and equity raisings. For the years ended December 31, 2017 and 2016, the Company incurred a net loss of approximately $5.3 million each year and has an accumulated deficit of approximately $18.1 million as of December 31, 2017. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2017, the Company raised approximately $9.2 million from cash flow from financing activities to meet cash flows used in operating activities.

At December 31, 2017, the Company had approximately $2.6 million of cash on hand with a positive working capital of $6.1 million. While the Company has successfully raised additional equity and debt funding since year end, management is also heavily focused on meeting the ongoing operating cash needs by generating positive operating cash flow, primarily through rapidly increased sales, improved profit margins and controlling expenses. Through April 2, 2018, the Company has raised an additional $1.9 million in cash through a debt offering and the exercise of previously issued warrants (see Note 15, Subsequent Events).

The Company’s cash flow related information for the years 2017 and 2016 are as follows:

	2017	2016
Net cash flows provided by (used in):
Operating activities	$(7,011,741)	$(4,954,671)
Investing activities	$(652,936)	$(9,202)
Financing activities	$9,162,926	$5,910,622

Operating Activities

In 2017, the net loss plus non-cash adjustments resulted in cash used of approximately $3.6 million compared to using $4.1 million in 2016. Total operating cash used was $7.0 million compared to $4.9 million in 2016. The increase in cash usage can be primarily attributed to a $3.0 million inventory build, an increase of $0.6 million in prepaids and a $0.6 million decrease in accrued liabilities partially offset by a $0.8 million increase in accounts payable.

In 2016, the inventory build was $0.1 million, a build-up of accounts receivable of $0.2 million and accrued liabilities of $0.3 million which was offset by a $0.8 million decrease in accounts payable.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $657,477 and $9,202 were incurred in 2017 and 2016 respectively. The increase in cash usage can be attributed to a $0.6 million addition to equipment for the new canning line.

Financing Activities

During 2017, operating losses and working capital needs were primarily funded by $6.7 million in proceeds from the sale of common stock, $2.5 million in proceeds from the issuance of convertible notes and warrant exercises of $0.2 million partially offset by payments on conversion of notes payable of $0.1 million and principal payments on notes of $0.1 million.

Common Stock and Warrant Unit Financings

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

From March 31, 2017 through June 2, 2017, the Company concluded an equity financing of 400,019 units at $3.90 per unit, with each unit consisting of one share of common stock and one three-year common stock purchase warrant exercisable at $7.50 per share (subject to adjustment), for total proceeds of $1,560,000 in cash. The financing closed in several phases: (1) on March 31, 2017, on which date we issued 192,308 shares of our common stock for $750,000 in cash and warrants to purchase 192,308 shares of common stock, (2) on several dates between April 3, 2017 and May 4, 2017, during which period we issued 85,601 shares of our common stock for $333,815 in cash and warrants to purchase 85,601 shares of common stock, and (3) on several dates between May 5, 2017 and June 4, 2017, during which period we issued 122,110 shares of our common stock for $476,185 in cash and warrants to purchase 122,110 shares of common stock.

From January 4, 2017 to January 22, 2017, the Company sold 15,001 shares of common stock to accredited investors at a price of $3.90 per share for aggregate cash proceeds of $58,500.

Convertible Notes

On several dates between April 21, 2017 and June 30, 2017, we issued an aggregate of $1,400,000 convertible promissory notes to accredited investors. The notes have a maturity date of three years from the date of issuance, and bear interest at the rate of five percent (5%) and six percent (6%) per annum. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which we sell shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The notes have a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion rate of $6.00. In August 2017, the Company issued 83,334 shares of its common stock upon conversion of an aggregate principal amount of $500,000 of these notes. No gain or loss recorded on the transaction.

Promissory Notes

On December 29, 2017, we issued an aggregate of $1,101,840 promissory notes to accredited investors. The notes have a maturity date of 18 months from the date of issuance, and bear interest at the rate of eight percent (8%). In the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amounts due under this Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $182,975 and $136,786 in 2017 and 2016, respectively.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $2,219,168 and $1,244,152 in 2017 and 2016, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from Eastside’s distribution facilities to customers are recorded in cost of sales.

Cash and Cash Equivalents

Cash equivalents are considered to be highly-liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2017 and December 31, 2016.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2017, two distributors represented 79% of trade receivables. At December 31, 2016, three distributors represented 91% of trade receivables. Sales to two distributors accounted for approximately 35% of consolidated sales for the year ended December 31, 2017.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2017 and 2016.

Excise Taxes

The Company is responsible for compliance with the TTB regulations which includes making timely and accurate excise tax payments. Eastside is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $997,410 and $797,435 in 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $563,356 and $374,687 in 2017 and 2016, respectively.

Off-Balance Sheet Arrangements

We have no significant off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Eastside Distilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheet of Eastside Distilling, Inc. (the Company) as of December 31, 2017, and the related statement of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2017, and the related notes and schedules (collectively referred to as the financial statements). The financial statements of Eastside Distilling, Inc. as of December 31, 2016, were audited by other auditors whose report dated March 31, 2017 expressed an unqualified opinion on those statements. In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of its operations and its cash flows for the year in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

April 2, 2018

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eastside Distilling, Inc. and Subsidiary

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Eastside Distilling, Inc. and Subsidiary (the “Company”) as of December 31, 2016, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BPM LLP

We have served as the Company’s auditor since 2014.

San Francisco, California

March 31, 2017 – except for Note 11 “Reverse stock splits” for which the date is June 15, 2017

Eastside Distilling, Inc. and Subsidiary

Consolidated Balance Sheets

December 31, 2017 and 2016

	December 31, 2017	December 31, 2016
Assets
Current assets:
Cash	$2,586,315	$1,088,066
Trade receivables	315,321	344,955
Inventories	4,051,282	780,037
Prepaid expenses and current assets	649,749	187,714
Total current assets	7,602,667	2,400,772
Property and equipment, net	728,506	99,216
Intangible assets, net	325,668	-
Goodwill, net	28,182	-
Other assets	343,942	48,000
Total Assets	$9,028,965	$2,547,988

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,267,189	$457,034
Accrued liabilities	156,163	523,702
Deferred revenue	1,579	2,126
Current portion of notes payable	293,726	4,537
Total current liabilities	1,718,657	987,399
Notes payable - less current portion and debt discount	2,161,760	427,756
Total liabilities	3,880,417	1,415,155

Commitments and contingencies (Note 11)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 0 and 300 shares issued and outstanding at December 31, 2017 and 2016, respectively (liquidation values of $0 and $750,000, respectively)	-	245,838
Common stock, $0.0001 par value; 15,000,000 shares authorized; 4,889,745 and 2,542,504 shares issued and outstanding at December 31, 2017 and 2016, respectively	489	254
Additional paid-in capital	23,223,435	13,699,785
Accumulated deficit	(18,090,961)	(12,813,044)
Total Eastside Distilling, Inc. Stockholders’ Equity	5,132,963	1,132,833
Noncontrolling interests	15,585	-
Total Stockholders’ Equity	5,148,548	1,132,833
Total Liabilities and Stockholders’ Equity	$9,028,965	$2,547,988

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Operations

Years ended December 31, 2017 and 2016

	2017	2016
Sales	$3,791,382	$3,042,527
Less excise taxes, customer programs and incentives	1,180,386	934,221
Net sales	2,610,996	2,108,306
Cost of sales	1,634,069	1,280,344
Gross profit	976,927	827,962
Operating expenses:
Advertising, promotional and selling expenses	2,219,168	1,244,152
General and administrative expenses	3,546,659	3,881,771
Loss on disposal of property and equipment	40,975	-
Total operating expenses	5,806,802	5,125,923
Loss from operations	(4,829,875)	(4,297,961)
Other income (expense), net
Interest expense	(235,053)	(862,468)
Other income (expense)	(212,989)	(39,190)
Total other expense, net	(448,042)	(901,658)
Loss before income taxes	(5,277,917)	(5,199,619)
Provision for income taxes	-	-
Net loss	(5,277,917)	(5,199,619)

Dividends on convertible preferred stock	-	(51,674)
Income (loss) attributable to noncontrolling interests	601	-

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(5,277,316)	$(5,251,293)

Basic and diluted net loss per common share	$(1.42)	$(4.21)

Basic and diluted weighted average common shares outstanding	3,717,956	1,247,281

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Stockholder’s (Deficit) Equity

Years ended December 31, 2017 and 2016

	Convertible Series A						Total	Non-controlling
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	interest in	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)	consolidated entities	Equity
Balance, December 31, 2016	300	$245,838	2,542,504	$254	$13,699,785	$(12,813,044)	$1,132,833	$-	$1,132,833
Issuance of common stock	-	-	15,001	2	58,498	-	58,500	-	58,500
Issuance of common stock, net of issuance costs of $1,120,323, with detachable warrants	-	-	1,780,019	177	6,669,401	-	6,669,578	-	6,669,578
Issuance of common stock from warrant exercise for cash	-	-	40,834	4	159,246	-	159,250	-	159,250
Issuance of common stock for services by third parties	-	-	107,340	11	479,903	-	479,914	-	479,914
Issuance of common stock for services by employees	-	-	59,538	6	253,649	-	253,655	-	253,655
Stock option exercises	-	-	9,260	1	50,000	-	50,001	-	50,001
Stock-based compensation	-	-	-	-	563,356	-	563,356	-	563,356
Issuance of common stock for acquisition of MotherLode, net of issuance costs of $5,580	-	-	86,667	9	371,411	-	371,420	-	371,420
Issuance of common stock for 90% acquisition of Big Bottom Distilling, net of issuance costs of $14,400	-	-	28,096	3	120,455	-	120,458	14,984	135,442
Shares issued for payoff of long-term notes	-	-	120,154	12	561,866	-	561,878	-	561,878
Cumulative dividend on Series A preferred	-	5,037	-	-	-	-	5,037	-	5,037
Common shares issued for preferred conversion	(300)	(250,875)	100,001	10	235,865	-	(15,000)	-	(15,000)
Adjustment of shares for reverse stock-split	-	-	331	-	-	-	-	-	-
Net profit attributable to noncontrolling interests	-	-	-	-	-		-	601	601
Net loss attributable to common shareholders	-	-	-	-	-	(5,277,917)	(5,277,917)	-	(5,277,917)
Balance, December 31, 2017	-	$-	4,889,745	$489	$23,223,435	$(18,090,961)	$5,132,963	$15,585	$5,148,548

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Consolidated Statements of Cash Flows

Years ended December 31, 2017 and 2016

	2017	2016
Cash Flows From Operating Activities:
Net loss	$(5,277,917)	$(5,199,619)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	92,016	21,991
Loss on disposal of property and equipment	40,975	-
Amortization of debt issuance costs	92,156	116,750
Impairment of goodwill and intangible assets	218,374	-
Amortization of beneficial conversion feature	-	228,550
Issuance of common stock in exchange for services	642,309	265,065
Issuance of common stock for payoff of trade debt	-	19,212
Stock-based compensation	563,356	374,687
Cumulative dividend on preferred stock	-	39,200

Changes in operating assets and liabilities:
Trade receivables	35,858	(202,749)
Inventories	(3,037,835)	(96,213)
Prepaid expenses and other assets	(612,977)	(23,208)
Accounts payable	804,976	(843,498)
Accrued liabilities	(572,485)	343,762
Deferred revenue	(547)	1,399
Net cash used in operating activities	(7,011,741)	(4,954,671)
Cash Flows From Investing Activities:
Cash acquired in acquisition	4,541	-
Purchases of property and equipment	(657,477)	(9,202)
Net cash used in investing activities	(652,936)	(9,202)
Cash Flows From Financing Activities:
Stock issuance cost related to acquisitions	(19,980)	-
Stock issuance cost related to common shares issued for preferred conversion	(9,361)	-
Proceeds from common stock, net of issuance costs of $1,120,323 and $23,762, respectively, with detachable warrants	6,728,079	2,451,238
Proceeds from preferred stock, net of issuance costs of $69,528, with detachable warrants	-	429,572
Proceeds from warrant exercise - related party	-	50,000
Proceeds from warrant exercise	159,250	684,216
Payments on conversion of note payable	(90,000)	(141,904)
Payments of principal on notes payable	(106,902)	-
Proceeds from convertible notes payable, net of issuance costs	2,501,840	185,000
Repayment of related party note payable	-	(12,500)
Proceeds from notes payable, warrants issued - related party	-	295,000
Proceeds from notes payable, warrants issued	-	1,405,000
Proceeds from common stock, with detachable warrants - related party	-	565,000
Net cash provided by financing activities	9,162,926	5,910,622
Net increase in cash	1,498,249	946,749
Cash - beginning of year	1,088,066	141,317
Cash - end of year	$2,586,315	$1,088,066

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$103,293	$91,237

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$377,000	$-
Issuance of common stock for the acquisition of Big Bottom Distilling, LLC	$134,858	$-
Common stock issued in exchange of notes payable	$558,137	$-
Stock issued for payment of trade debt	$-	$19,213
Dividends paid in common stock	$-	$17,759
Stock issued in lieu of accrued compensation	$-	$423,000
Stock issued to retire notes and accrued interest	$-	$246,330
Exchange of warrant exercise used to repay notes payable - related party	$-	$169,999
Exchange of warrant exercise used to repay notes payable	$-	$401,148

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

1.	Description of Business

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike other distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States primarily through Republic National Distributing Company (“RNDC”).

As a small business in a large, international spirits marketplace populated with massive conglomerates, we seek to turn our small size from a disadvantage into an advantage. As RRW demonstrates, our team can work with Sandstrom Partners to develop and launch new brands exponentially faster than multi-billion dollar conglomerates that typically acquire innovators rather than innovate themselves. We believe that Canadian whiskeys’ dominance of the light whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products, for example, our Coffee Rum with cold brew coffee and low sugar and our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits, for example our value-priced Portland Potato Vodka, and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak aged whiskeys and Marionberry Whiskey.

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery (“BBD”), known for its excellent, award winning super- premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. During 2018, we intend to use our “slim line” canning equipment, newly installed at MotherLode, to profit from an emerging consumer interest in canned wine. We believe our location close to vineyards in Oregon and Washington is a competitive advantage.

We currently sell our products in 26 states (Oregon, Washington, California, Florida, Nevada, Texas, Virginia, Indiana, Illinois, New York, New Jersey, Massachusetts, Connecticut, Georgia, Rhode Island, Idaho, Maryland, West Virginia, Wyoming, North Carolina, Louisiana, Tennessee, Mississippi, South Dakota, Kansas and Alaska) as well as Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB).

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through convertible notes, extended credit terms, and equity raisings. For the years ended December 31, 2017 and 2016, the Company incurred a net loss of approximately $5.3 million each year and has an accumulated deficit of approximately $18.1 million as of December 31, 2017. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2017, the Company raised approximately $9.2 million in cash flow from financing activities to meet cash flow used in operating activities.

At December 31, 2017, the Company has approximately $2.6 million of cash on hand with a positive working capital of $5.7 million. The Company’s ability to meet their ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, reduce certain expenses and increase sales. In addition, through March 31, 2018, the Company raised an additional $1.9 million in cash through a debt offering and the exercise of previously issued warrants (see Note 15, Subsequent Events).  Management believes that cash on hand, including the most recent capital raised from a debt offering and warrant exercises will be sufficient to meet their operating activities to meet their near-term cash needs over the next twelve months.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MotherLode (beginning as of March 8, 2017), and majority-owned subsidiary BBD (beginning as of May 1, 2017). All intercompany balances and transactions have been eliminated in consolidation.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition - Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $182,975 and $136,786 in years 2017 and 2016, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense totaled $2,219,168 and $1,244,152 in years 2017 and 2016, respectively.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly-liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2017 and 2016.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2017, two customers represented 79% of trade receivables. At December 31, 2016, three distributors represented 91% of trade receivables.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At December 31, 2017 and December 31, 2016, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at December 31, 2017 and 2016. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At December 31, 2017 and 2016, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2017 and 2016.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At December 31, 2017, an impairment loss of $218,374 was recognized related to its acquisition of Big Bottom Distillery, LLC.

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2017 and 2016, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2017 and 2016.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the for the years ended December 31, 2017 and 2016, respectively.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $997,410 and $797,435 in years 2017 and 2016, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $563,356 and $374,687 in fiscal years 2017 and 2016, respectively.

Accounts Receivable Factoring Program

During 2017, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remitted payment, we would receive the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices had recourse should the customer fail to pay the invoice. Thus, we recorded factored amounts as a liability until the customer remitted payment and we received the remaining 25% of the non-factored amount. We did not factor any new invoices during 2017. At December 31, 2017, we had no factored invoices outstanding, and we incurred fees associated with the factoring program of $63,238 during fiscal year 2017. During the year ended December 31, 2016, we factored invoices totaling $542,083 and received total proceeds of $406,562. At December 31, 2016, we had factored invoices outstanding of $171,150, and we incurred fees associated with the factoring program of $48,601 during 2016.

Recent Accounting Pronouncements

In March 2016, the Financial Accounting Standard Boards (the “FASB”) issued Accounting Standard Update (“ASU”) No. 2016-09, Stock Compensation (Topic 718), Improvements to Employee Share-Based Payment Accounting.” ASU 2016-09, which simplifies several aspects of the accounting for employee share-based payment transactions, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 is effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. The Company does not plan to early adopt. We are currently evaluating the impact ASU 2015-11 will have on the Company’s consolidated financial statements.

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

Years Ended December 31, 2017 and 2016

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

Reclassifications

Certain prior period amounts have been reclassified to conform to the December 31, 2017 presentation with no changes to net loss or total stockholders’ equity (deficit) previously reported.

4.	Business Acquisitions

During the fiscal year 2017, the Company completed the following acquisitions:

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon-based provider of bottling services and production support to craft distilleries. The Company’s condensed consolidated financial statements for fiscal 2017 include MotherLode’s results of operations from the acquisition date of March 8, 2017 through December 31, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. MotherLode had approximately $375,000 in revenues (unaudited) in 2016.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

Big Bottom Distillery, LLC

On May 1, 2017, the Company acquired 90% of the ownership of Big Bottom Distillery, LLC (“BBD”), a Hillsboro, Oregon-based distiller of super-premium spirits. The Company’s condensed consolidated financial statements for the fiscal year 2017 include BBD’s results of operations from the acquisition date of May 1, 2017 through December 31, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. BBD had approximately $201,000 in revenues (unaudited) in 2016.

The following allocation of the purchase price is as follows:

Consideration given:
28,096 shares of common stock valued at $4.80 per share for 90%	$134,858
Non-controlling interests	14,984
Total value of acquisition	$149,842

Assets and liabilities acquired:
Cash (overdraft)	$(2,521)
Accounts receivable	6,224
Inventory	129,922
Property and equipment	22,717
Intangible assets - license	25,000
Goodwill	193,374
Accrued liabilities	(52,841)
Notes payable	(172,033)
Total	$149,842

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair value assigned to the license intangible asset was determined through the use of the cost approach. The license has an indefinite life and will not be amortized. For the year ended December 31, 2017, the Company recognized an impairment of $218,374 for the intangible asset – license and the goodwill originally recorded as part of the purchase price allocation for BBD.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

5.	Inventories

Inventories consist of the following at December 31:

	2017	2016
Raw materials	$3,755,477	$439,739
Finished goods	295,805	340,298
Total inventories	$4,051,282	$780,037

6.	Property and Equipment

Property and equipment consists of the following at December 31:

	2017	2016
Furniture and fixtures	$326,088	$70,140
Leasehold improvements	56,410	8,607
Vehicles	49,483	38,831
Construction in progress	372,667	34,603
Total cost	804,648	152,181
Less accumulated depreciation and amortization	(76,142)	(52,965)
Total property and equipment, net	$728,506	$99,216

Depreciation and amortization expense totaled $41,253 and $21,991 for the years ended December 31, 2017 and 2016, respectively.

7.	Intangible Assets and Goodwill

There were no intangible assets or goodwill at December 31, 2016. At December 31, 2017, intangible assets and goodwill consist of the following:

	December 31, 2017	Life
Permits and licenses	$25,000	-
Customer lists	351,432	7 years
Goodwill	28,182	-
Total intangible assets and goodwill	404,614
Less accumulated amortization	(50,764)
Intangible assets and goodwill - net	$353,850

Amortization expense totaled $50,764 and nil for the years ended December 31, 2017 and 2016, respectively.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

8.	Other Assets

Other assets consist of the following at December 31:

	2017	2016
Product branding	$285,000	$-
Deposits	53,942	48,000
Other assets	$343,942	$48,000

As of December 31, 2017, the Company had $285,000 of capitalized costs related to services provided for the rebranding of its Burnside product line. This amount will be amortized over a seven year life. Additionally, there was $40,000 in deposits for the branding services related to the future release of other product lines. The remaining deposits of $13,942 represent office and retail space lease deposits.

As of December 31, 2016, $48,000 represents office space lease deposits.

9.	Notes Payable

Notes payable consists of the following at December 31, 2017 and December 31, 2016:

	December 31, 2017	December 31, 2016
Notes payable bearing interest at 7.99%. The note is payable in monthly principal plus interest payments of $472 through December 2020. The note is secured by a vehicle.	$-	$16,642
Notes payable bearing interest at 8%. The notes have a 2-year maturity, are due either June 30, 2018 or June 30, 2019 and pay interest-only on a monthly basis.	407,500	547,500
Note payable bearing interest at 2.74%. The note is payable in monthly principal plus interest payments of $100 through December 2019.	2,306	-
Note payable bearing interest at 4.00%. The note is payable in quarterly principal plus interest payments of $9,614 through March 2019.	56,341	-
Convertible notes payable bearing interest at 4.00%. The notes principal plus accrued interest is due in full at various dates between April 3, 2020 – September 30, 2020. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion price of $6.00.	927,192	-
Promissory notes payable bearing interest at 8.00%. The notes’ principal is due on June 30, 2019. Interest is paid monthly.	1,101,840	-
Total notes payable	2,495,179	564,142
Less current portion	(293,726)	(4,537)
Less debt discount for detachable warrant	(39,693)	(131,849)
Long-term portion of notes payable	$2,161,760	$427,756

Maturities on notes payable as of December 31, 2017, are as follows:

Year ending December 31:

2018	$293,726
2019	1,254,146
2020	947,307
2021	-
Thereafter	-
$2,495,179

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

10.	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The nature of the differences for the year ended December 31 were as follows:

	2017	2016
Expected federal income tax benefit	$(1,794,492)	$(1,774,361)
State income taxes after credits	(348,343)	(344,435)
Change in valuation allowance	2,142,835	2,118,795

Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at December 31 consisted of the following:

	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$5,489,143	3,557,909
Stock-based compensation	563,356	213,181
Total deferred tax assets	6,052,499	3,771,090

Deferred tax liabilities:
Depreciation and amortization	(92,016)	(70,816)
Total deferred tax liabilities	(92,016)	(70,816)
Valuation allowance	(5,960,483)	(3,700,274)
Net deferred tax assets	$-	-

At December 31, 2017, the Company has a cumulative net operating loss carryforward (NOL) of approximately $14 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begins to expire in 2034, and the state NOLs begins to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue code of 1986 and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

11.	Commitments and Contingencies

Operating Leases

The Company leases its corporate office, warehouse, kiosks, and tasting room space under operating lease agreements which expire at various dates through March 2021. Monthly lease payments range from $1,857 to $6,400 over the terms of the leases. For operating leases which contain fixed escalations in rental payments, the Company records the total rent expense on a straight-line basis over the lease term. The difference between the expense computed on a straight-line basis and actual payments for rent represents deferred rent which is included within accrued liabilities on the accompanying consolidated balance sheets. Retail spaces under lease are subject to monthly percentage rent adjustments when gross sales exceed certain minimums.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

At December 31, 2017, future minimum lease payments required under the operating leases are approximately as follows:

For year ending December 31st:

2018	$277,289
2019	137,551
2020	3,313
2021	3,313
2022	3,313
Total	$424,779

Total rent expense was approximately $362,000 and $416,000 for the years ended December 31, 2017 and 2016, respectively.

Legal Matters

We are not currently subject to any material legal proceedings, however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

12.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effective is anti-dilutive. There were no dilutive common shares at December 31, 2017 and 2016. The numerators and denominators used in computing basic and diluted net loss per common share in 2017 and 2016 are as follows:

	December 31,
	2017	2016
Net loss available to common shareholders (numerator)	$(5,277,316)	$(5,251,293)
Weighted average shares (denominator)	3,717,956	1,247,281
Basic and diluted net loss per common share	$(1.42)	$(4.21)

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

13. Stockholder’s Equity

	Convertible Series A						Total	Non-controlling
	Preferred Stock		Common Stock		Paid-in	Accumulated	Stockholders’	interest in	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity (Deficit)	consolidated entities	Equity
Balance, December 31, 2016	300	$245,838	2,542,504	$254	$13,699,785	$(12,813,044)	$1,132,833	$-	$1,132,833
Issuance of common stock	-	-	15,001	2	58,498	-	58,500	-	58,500
Issuance of common stock, net of issuance costs of $1,120,323, with detachable warrants	-	-	1,780,019	177	6,669,401	-	6,669,578	-	6,669,578
Issuance of common stock from warrant exercise for cash	-	-	40,834	4	159,246	-	159,250	-	159,250
Issuance of common stock for services by third parties	-	-	107,340	11	479,903	-	479,914	-	479,914
Issuance of common stock for services by employees	-	-	59,538	6	253,649	-	253,655	-	253,655
Stock option exercises	-	-	9,260	1	50,000	-	50,001	-	50,001
Stock-based compensation	-	-	-	-	563,356	-	563,356	-	563,356
Issuance of common stock for acquisition of MotherLode, net of issuance costs of $5,580	-	-	86,667	9	371,411	-	371,420	-	371,420
Issuance of common stock for 90% acquisition of Big Bottom Distilling, net of issuance costs of $14,400	-	-	28,096	3	120,455	-	120,458	14,984	135,442
Shares issued for payoff of long-term notes	-	-	120,154	12	561,866	-	561,878	-	561,878
Cumulative dividend on Series A preferred	-	5,037	-	-	-	-	5,037	-	5,037
Common shares issued for preferred conversion	(300)	(250,875)	100,001	10	235,865	-	(15,000)	-	(15,000)
Adjustment of shares for reverse stock-split	-	-	331	-	-	-	-	-	-
Net profit attributable to noncontrolling interests	-	-	-	-	-		-	601	601
Net loss attributable to common shareholders	-	-	-	-	-	(5,277,917)	(5,277,917)	-	(5,277,917)
Balance, December 31, 2017	-	$-	4,889,745	$489	$23,223,435	$(18,090,961)	$5,132,963	$15,585	$5,148,548

Reverse Stock Splits

All shares related and per share information in these financial statements has been adjusted to give effect to the 20-for-1 reverse stock split of the Company’s common stock effected on October 18, 2016, and the 3-for-1 reverse stock split of the Company’s common stock effected on June 15, 2017.

Issuance of Common Stock

In December 2017, the Company issued 18,371 shares of common stock to directors and employees for stock-based compensation of $79,351. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.78 - $4.33 per share.

In December 2017, the Company issued 32,000 shares of common stock to a consultant in exchange for services, which were subject to a claw-back provision tied to specific performance. The shares were valued using the closing share price of our common stock on the date of grant, $4.54 per share.

In December 2017, the Company issued 14,384 shares of its common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $52,500. No gain or loss recorded on the transactions.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

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

In April 2017, the Company approved a restricted stock unit grant of 33,334 shares of common stock to the Company’s Chief Executive Officer, Grover Wickersham. The grant vested on April 5, 2017, of which 10,218 shares were withheld in order to satisfy Mr. Wickersham’s personal tax withholding responsibility. The shares were valued using the $4.80 closing share price of our common stock on the date of grant.

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

Years Ended December 31, 2017 and 2016

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

In December 2016, the Company issued 800,000 shares of its common stock for $1,040,000, including 800,000 warrants for common stock.

In December 2016, the Company issued 564,781 shares of its common stock for warrant exercises totaling $734,216.

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

As of December 31, 2017, the Company has zero shares of preferred stock outstanding.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 166,667 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors (the “Board”) approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. At December 31, 2017, there were 354,422 options and 125,146 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option shall not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At December 31, 2017, there were 14,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not registered under a formal option plan. At December 31, 2017, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the years ended December 31, 2017 and 2016 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2015	36,667	$38.59
Options granted	142,500	5.48
Options exercised	-	-
Options canceled	(5,417)	108.69
Outstanding at December 31, 2016	173,750	$9.25
Options granted	243,667	4.34
Options exercised	(9,260)	5.40
Options canceled	(39,151)	5.39
Outstanding at December 31, 2017	369,006	$6.47

Exercisable at December 31, 2017	151,282	$9.47

The aggregate intrinsic value of options outstanding at December 31, 2017 was $28,962.

At December 31, 2017, there were 234,375 unvested options with an aggregate grant date fair value of $698,943. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at December 31, 2017 was $23,910. During the year ended December 31, 2017, 100,041 options vested.

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

Years Ended December 31, 2017 and 2016

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2017:

Risk-free interest rate	1.72%
Expected term (in years)	6.5
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2017 was $2.94. The aggregate grant date fair value of the 243,667 options granted during the year ended December 31, 2017 was $566,983.

For the twelve months ended December 31, 2017, total stock option expense related to stock options was $445,032. At December 31, 2017, the total compensation cost related to stock options not yet recognized is approximately $796,993, which is expected to be recognized over a weighted-average period of approximately 3.04 years.

Warrants

During the twelve months ended December 31, 2017, the Company issued an aggregate of 400,019 common stock warrants in connection with the purchase of 400,019 shares of common stock, 1,380,000 common stock warrants in connection with the August 2017 public offering, and 112,000 common stock warrants to six consultants. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of December 31, 2017. The estimated fair value of the warrants at issuance was $2,009,443, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	1.47%
Expected term (in years)	2.83
Expected dividend yield	-
Fair value of common stock	$4.72

A total of 40,834 warrants were exercised during the twelve months ended December 31, 2017 for cash proceeds of $159,250.

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2016	846,765	2.77 years	$6.48	$0

Twelve months ended December 31, 2017:
Granted	1,892,019	4.24 years	$5.73	$54,880
Exercised	(40,834)	2.00 years	$3.90	-
Forfeited and cancelled	(74,873)	2.00 years	$6.00	-

Outstanding at December 31, 2017	2,623,077	3.62 years	$5.96	$54,880

14.	Related Party Transactions

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

Years Ended December 31, 2017 and 2016

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

On June 30, 2016, the PSP purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $50,000, along with a warrant to acquire 8,334 shares of common stock at a price of $6.00 per share. On July 7, 2016, the PSP purchased an additional Promissory Note for aggregate consideration of $120,000, along with a warrant to acquire 20,000 shares of common stock at an exercise price of $6.00 per share. On December 30, 2016, the PSP exercised 43,590 warrants at a price of $3.90 per share in exchange for eliminating the outstanding note principal.

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

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a black-scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom in 2018.

On December 29, 2017, the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $464,750. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing.

On December 29, 2017, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “Wickersham Trust”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $179,300. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing.

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

Eastside Distilling, Inc. and Subsidiary

Notes to Consolidated Financial Statements

Years Ended December 31, 2017 and 2016

15.	Subsequent Events

On March 15, 2018, the Company completed a private offering of promissory notes and accompanying warrants in which it raised $1,250,000 in gross proceeds. The promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. For every $100,000 in principal, the Company issued to the investor 10,000 common stock purchase warrants, for a total of 125,000 warrants. The warrants, which are identical to the warrants that were issued in the Company’s public offering that was consummated in August 2017, are exercisable through August 10, 2022, unless earlier redeemed, at an exercise price of $5.40, subject to adjustment for stock splits, reverse splits and other similar recapitalization events. The Company will have the option to redeem all or a part of the outstanding warrants at any time after the closing price of the Company’s common stock exceeds $7.65 for five consecutive trading days. In electing to redeem the warrants, the Company will provide 30 days’ notice of the redemption date, during which time the holders of outstanding warrants will have the opportunity to exercise their warrants at the exercise price then in effect. Any warrants remaining outstanding at the close of business on the 30th day of the notice period will be redeemed at a price of $0.15 per warrant, after which, the warrants will be cancelled.

Between March 8, 2018 and March 25, 2018, the Company received an aggregate of $680,400 upon exercise of a total of 126,000 common stock purchase warrants that were sold in the Company’s August 2017 public offering. As of April 2, 2018, there remains outstanding 1,254,000 warrants sold in the public offering, in addition to the 125,000 identical warrants sold in the private placement noted above.

During the first quarter of 2018, we issued a total of 29,025 shares, which included 16,500 shares to multiple employees as additional compensation, 10,025 shares to our partner, Sandstrom Partners, as part of their branding work on our products, and 2,500 shares to two different service providers for services rendered.

16.	Selected Quarterly Consolidated Financial Data (unaudited)

The following table sets forth the selected unaudited condensed consolidated statements of operations data for each of the four quarters of the years ended December 31, 2017 and 2016. The unaudited quarterly information has been prepared on the same basis as the annual information presented elsewhere herein and, in the Company’s opinion, includes all adjustments (consisting only of normal recurring entries) necessary for a fair statement of the information for the quarters presented. The operating results for any quarter are not necessarily indicative of results for any future period and should be read in conjunction with the audited consolidated financial statements of the Company’s and the notes thereto included elsewhere herein.

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2017	2017	2017	2017
Net sales	$612,481	$605,030	$618,337	$775,148
Gross profit	$289,568	$210,405	$234,072	$242,882
Net loss	$(901,818)	$(1,289,126)	$(1,411,160)	$(1,675,813)
Net loss available per share basic and diluted	$(0.12)	$(0.40)	$(0.34)	$(0.56)

	Three months ended
	March 31,	June 30,	September 30,	December 31,
	2016	2016	2016	2016
Net sales	$463,747	$504,311	$607,847	$532,674
Gross profit	$207,305	$236,095	$236,993	$147,569
Net loss	$(1,014,679)	$(1,309,500)	$(1,436,449)	$(1,438,991)
Net loss available per share basic and diluted	$(1.31)	$(1.38)	$(0.90)	$(0.86)

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) and Rule 15d-15(f) promulgated under the Exchange Act as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. The Company’s internal control over financial reporting includes those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the Company’s assets;

●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of management and the Board of Directors; and

●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

The Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013 framework) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on its assessment, the Company believes that, as of December 31, 2017, the Company’s internal control over financial reporting is effective based on those criteria.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 31, 2018:

Name	Age	Position

Grover T. Wickersham	68	Chief Executive Officer, Chairman of the Board, Director
Trent D. Davis (1)(2)(3)	49	Director
Michael M. Fleming (1)(2)(3)	68	Director
Shelly A. Saunders (1)	56	Director
Jack Peterson	53	Director
Steven Shum	47	Chief Financial Officer
Melissa Heim	33	Executive Vice President Operations and Master Distiller
Allen Barteld	51	President and Chief Executive Officer of MotherLode

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Our board of directors currently consists of five members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board may establish the authorized number of directors from time to time by resolution.

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

Melissa Heim has served as our master distiller since June 2012. In November 2016, she was appointed our Executive Vice President Operations. We believe Ms. Heim was one of the first female master distillers and blenders west of the Mississippi River. Prior to joining our company, she apprenticed at and then served as head distiller at Rogue Distillery and Public House in Portland’s Pearl District, holding the latter position from 2008 to 2010. Also, Ms. Heim co-founded and served as president of the Clear Boots Society, an organization that supports women’s leadership in the spirits industry. Ms. Heim studied Liberal Arts with emphasis on English at the University of Oregon.

Allen Barteld has served as President and Chief Executive Officer of MotherLode, our wholly-owned subsidiary acquired in March 2017, since June 2014. Prior to forming MotherLode in 2013, Mr. Barteld served as CEO of LawWerx, a software company, from 2009 to 2012. Mr. Barteld earned a Juris Doctor and Masters of Business Administration from Willamette University in 1997.

Significant Employee

Jarrett Catalani, 48, has served as our Senior Vice President Sales since July 2017. Mr. Catalani brings 27 years of experience in the alcoholic beverage industry. Prior to joining us, from May 2016 to September 2016, Mr. Catalani served as Senior Vice President Sales for Fishbowl Spirits, a premium spirits company, owned by singer songwriter Kenny Chesney. From October 2010 to April 2016, Mr. Catalani worked at ROUST (Russian Standard Vodka), in various officer roles, including Western Divisional Vice President from October 2010 until November 2012, and Senior Vice President of Sales from November 2012 until April 2016. From 2003 to 2010, Mr. Catalani worked in various roles at DIAGEO, his last position being Reserve Brand Director, California. Mr. Catalani’s other employers include Pilsner Urquell USA, Pete’s Brewing Company, Jim Taylor Corporation and Wilhelmi Beverage. Mr. Catalani holds a B.S. in Business Management from Southern Illinois University – Carbondale. Mr. Catalani has made significant contributions to our business and we expect he will continue to do so in the future.

Non-Employee Directors

Trent Davis was appointed to our Board of Directors in August 2016. Mr. Davis is currently President and COO of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small to midsize companies. Mr. Davis is also currently Lead Director, Chairman of the Nominating and Governance and Special Investments Committees and is a Member of the Audit and Compensation Committees of Dataram Corporation (Nasdaq: DRAM), which develops, manufactures, and markets memory products primarily used in enterprise servers and workstations worldwide. Previously, from December 2014 to July 2015, Mr. Davis was Chairman of the Board for Majesco Entertainment Company (Nasdaq: COOL), which is an innovative developer, marketer, publisher, and distributor of interactive entertainment for consumers around the world. From November 2013 until July 2014, Mr. Davis served as the President and a Director of Paulson Capital Corp. (Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines, (Nasdaq: VBIV). He went on to serve as a Member of its Board of Directors and Audit Committee until May 2016. Mr. Davis was also the Chief Executive Officer of Paulson Investment Company. Inc., a subsidiary of Paulson Capital Corp, from July 2005 until October 2014, where he supervised all operations and over 200 investment representatives overseeing $1.5 billion in client assets. Prior to that, commencing in 1996, Mr. Davis served as Senior Vice President of Syndicate and National Sales of Paulson Investment Company, Inc. He has extensive experience in capital markets and brokerage operations, and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as a Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland and held the following FINRA Licenses: Series 7, 24, 63, 66, and 79. Mr. Davis is qualified to serve on the Board because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

Michael (Mick) Fleming was appointed to our Board of Directors in August 2016. Mr. Fleming is currently an attorney with the law firm Ryan, Swanson & Cleveland, PLLC specializing in real estate, dispute resolution, securities and environmental matters. Mr. Fleming previously was an attorney with the law firm of Lane Powell PC from 2000 to 2013. Mr. Fleming is the Chairman of the Board of Directors of Jones Soda Co., a publicly traded premium beverage company. Mr. Fleming also serves on the Board of Directors of S&W Seed Co., a publicly traded agricultural products company, where he serves as, Lead Independent Director, Chairman of the Audit Committee, and as a member of the Compensation committee. Mr. Fleming has served on the Board of Directors of Big Brothers and Big Sisters of Puget Sound since 2002 and was Chairman of the Board of Directors for 2008/2009. He has also been the President and owner of Kidcentre, Inc., a company in the business of providing child-care services in downtown Seattle, Washington, since 1988. Since 1985, he has also been the President and owner of Fleming Investment Co., an investment company. Mr. Fleming holds a Bachelor of Arts degree from University of Washington and a law degree from the University of California, Hastings College of the Law. We believe Mr. Fleming is qualified to serve on our Board of Directors because of his experience serving on public company boards, as president and owner of two businesses as well as his legal expertise in matters of business and securities law.

Shelly A. Saunders was appointed to our Board of Directors in August 2017. Since March 2015, Ms. Saunders is a consultant for Resources Global Professionals, a consulting firm serving global corporations. From June 2013 to January 2015, Ms. Saunders served as Vice President Finance and Country CFO for Campari Canada, a wholly-owned subsidiary of Davide Campari-Milano. From July 2009 to May 2013, Ms. Saunders served as Vice President Finance for Campari America/SKYY Spirits, a wholly-owned subsidiary of Davide Campari-Milano. Prior to joining Campari America, Ms. Saunders was a consultant for Resources Global Professionals, a Director Finance for Mervyns, and a Vice President Finance and Treasurer for Organic, Inc., among other positions. Ms. Saunders received a B.A. in Economics from Stanford University and an MBA from University of California, Berkeley. Because of her prior service as a finance professional for one of the largest global spirits companies and her extensive experience and knowledge of, and contacts within, the spirits industry, we believe Ms. Saunders will be a valuable member of our board of directors and is well qualified to serve on our board and our audit committee.

Jack Peterson was appointed to our Board of Directors in August 2017. Since May 2007, Mr. Peterson has been the President of Sandstrom Partners, a brand development company that focuses on the creation and revitalization of thought leading brands such as Bulleit Bourbon, St-Germain, Stillhouse Whiskey, Miller Brewing, Pernod Ricard and Aviation Gin. In addition to Eastside, clients of the firm include Bacardi, Pernod Ricard, Brown Foreman and Diageo. From March 1996 to April 2007, Mr. Peterson was President of Borders, Perrin, Norrander, a full-service advertising agency in Portland, OR. Previously, Mr. Peterson served as account director and account executive at several advertising agencies including Hal Riney & Partners in San Francisco. Mr. Peterson holds a B.A. from the University of Minnesota. Because of his professional experience in brand development and establishing brand equity, and his contacts within the spirits industry, we believe Mr. Peterson will be a valuable member of our board of directors.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending or otherwise limiting his involvement in any type of business, securities, futures, commodities or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated;

●	been subject or a party to or any other event requiring disclosure under Item 401(f) of Regulation S-K.

Family Relationships

None.

Board Committees

In September 2016, our Board of Directors established the following standing committees: an audit committee, a compensation committee and a nominating and corporate governance committee. The Board of Directors determined that establishing standing audit, compensation, and nominating and corporate governance committees is an important element of sound corporate governance.

Audit Committee

Our audit committee oversees the engagement of our independent public accountants, reviews our audited financial statements, meets with our independent public accountants to review internal controls and reviews our financial plans. Our audit committee currently consists of Michael M. Fleming, who is the chair of the committee, Trent D. Davis and Shelly A. Saunders. Each of Messrs. Davis and Fleming and Ms. Saunders has been determined by our Board of Directors to be independent in accordance with NASDAQ and SEC standards. Our Board of Directors has also designated each of Mr. Fleming and Ms. Saunders as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that each of Mr. Fleming and Ms. Saunders possesses the requisite “financial sophistication” under applicable NASDAQ rules. The audit committee operates under a written charter which is available on our website at http://www.eastsidedistilling.com/s/ESDI-Audit-Committee-Charter-Adopted-101316.pdf. Both our independent registered accounting firm and internal financial personnel will regularly meet with our audit committee and have unrestricted access to the audit committee. Each member of the audit committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the audit committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

Compensation Committee

Our compensation committee reviews and recommends policies, practices and procedures relating to compensation for our directors, officers and other employees and advising and consulting with our officers regarding managerial personnel and development. Our compensation committee currently consists of Trent D. Davis, who is the chair of the committee and Michael M. Fleming, each of whom has been determined by our Board of Directors to be independent in accordance with NASDAQ standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee operates under a written charter which is available on the Company’s website at http://www.eastsidedistilling.com/s/ESDI-Compensation-Committee-Charter-Adopted-101316.pdf. The compensation committee has not yet established processes and procedures for the consideration and determination of executive and director compensation, except as set forth in the compensation committee charter.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee (“Nominating Committee”) evaluates the composition, size and governance of our Board of Directors and its committees, evaluating and recommending candidates for election to our Board of Directors, establishing a policy for considering stockholder nominees and reviewing our corporate governance principles and providing recommendations to the Board of Directors. Our Nominating Committee currently consists of Michael M. Fleming, who is the chair of the committee, and Trent D. Davis, each of whom has been determined by our Board of Directors to be independent in accordance with NASDAQ standards. The Nominating Committee operates under a written charter which is available on the Company’s website at http://www.eastsidedistilling.com/s/ESDI-Nominating-and-Corporate-Governance-Committee-Charter-Adopted-10.pdf.

Director Nomination Process

The Nominating Committee identifies director nominees by first considering those current members of the Board of Directors who are willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of the Board of Directors does not wish to continue in service, if the Nominating Committee or the Board of Directors decides not to re-nominate a member for reelection, if the Nominating Committee or the Board of Directors decided to fill a director position that is currently vacant or if the Nominating Committee or the Board of Directors decides to recommend that the size of the Board of Directors be increased, the Nominating Committee identifies the desired skills and experience of a new nominee in light of the criteria described above. Current members of the Board of Directors and management are polled for suggestions as to individuals meeting the Board of Directors’ criteria. Research may also be performed to identify qualified individuals. Nominees for director are selected by a majority of the members of the Board of Directors, with any current directors who may be nominees themselves abstaining from any vote relating to their own nomination. All of our directors participated in the consideration of the director nominees for election at the Annual Meeting. Although the Nominating Committee and the Board of Directors do not have a formal diversity policy, the Board of Directors instructed the Nominating Committee to consider such factors as it deems appropriate to develop a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the Nominating Committee include judgment, knowledge, skill, diversity (including factors such as race, gender and experience), integrity, experience with businesses and other organizations of comparable size, including experience in the spirits industry, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other board members, familiarity with national and international business matters, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors.

In addition, directors are expected to be able to exercise their best business judgment when acting on behalf of us and our stockholders, act ethically at all times and adhere to the applicable provisions of our code of business conduct and ethics. Other than consideration of the foregoing and applicable SEC and NASDAQ requirements, unless determined otherwise by the Nominating Committee, there are no stated minimum criteria, qualities or skills for director nominees. However, the Nominating Committee may also consider such other factors as it may deem are in the best interests of us and our stockholders. In addition, at least one member of the Board of Directors serving on the audit committee should meet the criteria for an “audit committee financial expert” having the requisite “financial sophistication” under applicable NASDAQ and SEC rules, and a majority of the members of the Board of Directors should meet the definition of “independent director” under applicable NASDAQ rules.

The Nominating Committee and the Board of Directors may consider suggestions for persons to be nominated for director that are submitted by stockholders. The Nominating Committee will evaluate stockholder suggestions for director nominees in the same manner as it evaluates suggestions for director nominees made by management, then-current directors or other appropriate sources. Stockholders suggesting persons as director nominees should send information about a proposed nominee to our Secretary at our principal executive offices as referenced above at least 90 days before the anniversary of the prior year’s annual stockholder meeting. This information should be in writing and should include a signed statement by the proposed nominee that he or she is willing to serve as a director of Eastside Distilling, Inc., a description of the proposed nominee’s relationship to the stockholder and any information that the stockholder feels will fully inform the Board of Directors about the proposed nominee and his or her qualifications. The Board of Directors may request further information from the proposed nominee and the stockholder making the recommendation. In addition, a stockholder may nominate one or more persons for election as a director at our annual meeting of stockholders. Please see the section above titled “Deadlines for Receipt of Stockholder Proposals” for important information regarding stockholder proposals, including director nominations.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% beneficial owners were met during the fiscal year ended December 31, 2017.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation paid to our executive officers for services rendered during the fiscal years ended December 31, 2017, and 2016.

	Summary Compensation Table
							All Other
Name and Position	Year	Salary		Bonus	Options		Compensation		Total ($)
Grover T. Wickersham	2017	$20,769		$50,000	$156,740	(1)	$188,350		$415,859
President, Chief Executive Officer, Director (From November 2016)	2016	$—		—	$31,500	(2)	—		$31,500

Steve Shum	2017	$135,000		$63,461	$5,095	(3)	$59,390	(4)	$262,946
Chief Financial Officer, (Since October 1, 2015)	2016	$183,942	(5)	—	$63,600	(6)	$—		$247,542

Melissa Heim	2017	$85,000		$34,297	$30,915	(7)	$57,906	(8)	$208,118
Executive V.P. Operations and Master Distiller	2016	$62,538		—	$41,610	(9)	$—		$104,148

Allen Barteld	2017	$84,731		—	$285,250	(10)	$—		369,981
President and Chief Executive Officer of MotherLode	2016	$—		$—	$—		$—		$—

Steven Earles	2017	$9,231		—	$—		$—		$9,231
President, Chief Executive Officer, Director (From October 31, 2014 to January 2017)	2016	$180,673	(11)	$—	—		$30,000	(12)	$210,673

Martin Kunkel	2017	$—		$—	—		$—		$—
Chief Marketing Officer, Secretary and Director (From January 13, 2015 to November 2016)	2016	$70,000	(13)	$—	$—		$—		$70,000

(1)	Amounts reflect the aggregate grant date fair value of the 53,333 shares of common stock underlying the stock options on two separate dates of grant ($4.80 and 3.78 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 3-year period.
(2)

Amounts reflect the aggregate grant date fair value of the 11,667 shares of common stock underlying the stock options on the date of grant ($5.40 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 6-month period.

(3)	Amounts reflect the aggregate grant date fair value of the 1,667 shares of common stock underlying the stock option on the date of grant ($4.50 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a 3-year period.
(4)	Amounts reflect the aggregate grant date fair value of 13,000 restricted stock units on the dates of grant ($6.00, $3.90, and $4.33 per share) without regards to forfeitures.
(5)	$48,250 was converted into Preferred stock, which was subsequently converted to common stock.
(6)

Amounts reflect the aggregate grant date fair value of the 20,000 shares of common stock underlying the stock option on the date of grant ($4.80 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a 3-year period.

(7)	Amounts reflect the aggregate grant date fair value of the 11,667 shares of common stock underlying the stock options on two separate dates of grant ($4.50 and 3.78 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 3-year period.
(8)	Amounts reflect the aggregate grant date fair value of 5,548 restricted stock units on the dates of grant ($3.78 and $4.33 per share) without regards to forfeitures.
(9)	Amounts reflect the aggregate grant date fair value of the 13,333 shares of common stock underlying the stock options on two separate dates of grant ($4.80 and 5.94 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 3-year period.

(10)	Amounts reflect the aggregate grant date fair value of the 83,333 shares of common stock underlying the stock option on the date of grant ($4.80 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a 5-year period.
(11)	$65,481 was converted into Preferred stock, which was subsequently converted to common stock.
(12)	Amounts reflect the aggregate grant date fair value of 5,406 restricted stock units on the date of grant ($1.85 per share) without regards to forfeitures
(13)	$16,000 was converted into Preferred stock, which was subsequently converted to common stock.

All Other Compensation

None

Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock awards and stock options granted to the Named Executive Officers in the year ended December 31, 2017.

Name	Grant Date	Approval Date	Estimated Future Payouts Under Non- Equity Incentive Plan Awards	Estimated Future Payouts Under Equity Incentive Plan Awards	All Other Stock Awards:		All Other Option Awards:		Exercise or Base Price of Option Awards ($/Sh)	Grant Date Fair Value of Stock and Option Awards (1)
					Number of Shares of Stock or Units (#)		Number of Securities Underlying Options (#)
Grover T. Wickersham	04/05/2017	04/05/2017	—	—	33,334	(3)	33,333	(2)	$4.80	$265,100

Grover T. Wickersham	09/15/2017	09/15/2017	—	—	7,500	(3)	20,000	(4)	$3.78	$79,990

Grover T. Wickersham	12/14/2017	12/14/2017	—	—	10,000	(3)	—		$4.33	$43,000

Melissa Heim	03/14/2017	03/14/2017	—	—	—		1,667	(4)	$4.50	$5,095

Melissa Heim	09/15/2017	09/15/2017	—	—	5,000	(3)	10,000	(4)	$3.78	$44,720

Melissa Heim	12/14/2017	12/14/2017	—	—	3,000	(3)	—		$4.33	$12,990

Steve Shum	03/14/2017	03/14/2017	—	—	—		1,667	(4)	$4.50	$5,095

Steve Shum	06/02/2017	06/02/2017	—	—	2,500	(3)	—		$6.00	$15,000

Steve Shum	09/01/2017	09/01/2017	—	—	2,500	(3)	—		$3.90	$9,750

Steve Shum	12/14/2017	12/14/2017	—	—	10,000	(3)	—		$4.33	$43,000

Allen Barteld	3/20/2017	3/20/2017	—	—	—		83,334	(5)	$4.50	$285,250

(1)	Represents the grant date fair value of each equity award calculated in accordance with FAS 123R
(2)	Options vest quarterly over a 2-year period.
(3)	RSUs vested immediately
(4)	Options vest quarterly over a 3-year period.
(5)	Options vest quarterly over a 5-year period.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding as of December 31, 2017.

		Option Awards (1)						Stock Awards
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable		Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested
Grover T. Wickersham	10/13/2016	35,000	(1)	—		$5.40	10/13/2026	—	—

Grover T. Wickersham	04/05/2017	12,500	(2)	20,833		$4.80	04/05/2027	—	—

Grover T. Wickersham	09/15/2017	3,333	(3)	16,667		$3.78	09/15/2027	—	—

Melissa Heim	03/25/2015	417	(3)	—		$105.00	03/25/2025	—	—

Melissa Heim	09/20/2016	4,167	(3)	5,833		$4.80	09/20/2026	—	—

Melissa Heim	12/30/2016	1,111	(3)	2,222		$5.94	12/30/2016	—	—

Melissa Heim	03/14/2017	417	(3)	1,250		$4.50	03/14/2027	—	—

Melissa Heim	09/15/2017	1,667	(3)	8,333		$3.78	09/15/2027	—	—

Steven Shum	10/1/2015	14,167	(4)	—		$27.00	10/1/2020	—	—

Steven Shum	9/20/2016	8,333	(3)	11,667	(2)	$4.80	10/1/2026	—	—

Steven Shum	03/14/2017	417	(3)	1,250	(3)	$4.50	03/14/2027	—	—

Allen Barteld	03/20/2017	12,500	(5)	70,833	(3)	$4.80	03/20/2027	—	—

(1)	Options vest monthly over a 6-month period.
(2)	Options vest quarterly over 2-year period
(3)	Options vest quarterly over 3-year period
(4)	Options vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6-months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).
(5)	Options vest quarterly over 5-year period

Option Exercises and Stock Vested

None.

Employment Agreements

We have agreements with certain of our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group. The following summaries of the employment agreements are qualified in their entirety by reference to the text of the employment agreements, as amended, which were filed as exhibits to the registration statement of which this prospectus is a part.

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

Employment Agreement with Allen Barteld

In connection with our acquisition of MotherLode, on March 8, 2017, we entered into a three-year employment agreement with Mr. Barteld. Under the terms of Mr. Barteld’s employment agreement, Mr. Barteld will be employed as the President and Chief Executive Officer of MotherLode, and will continue to serve as its manager, for a three-year term. Mr. Barteld will initially be paid an annual base salary of $85,000, subject to review from time to time by the compensation committee. Upon the earlier of December 31, 2017 or the closing of a registered public offering of our common stock that results in net proceeds to us of at least $3,000,000, Mr. Barteld’s base salary will be increased to $120,000 per year, subject to review from time to time by the compensation committee. Mr. Barteld’s employment agreement further provides that Mr. Barteld is eligible to participate in our annual bonus plan, the actual payment of which will be determined based upon a combination of our results and individual performance against applicable performance goals fixed by the compensation committee.

In addition to salary and bonuses as summarized above, Mr. Barteld’s employment agreement provides that Mr. Barteld is eligible to participate in employee benefits plans as we may institute from time to time at the discretion of the compensation committee. Initially, at the next meeting of the compensation committee, upon recommendation of management, he will be granted 83,334 options under the 2016 Plan, which options will vest quarterly over a five-year period, at an exercise price equal to the closing price of our common stock on the date of grant.

In the event Mr. Barteld’s employment is terminated “without cause” (as defined in Mr. Barteld’s employment agreement) after his failure to take corrective action during any applicable cure period, or if he resigns for “good reason” (as defined in Mr. Barteld’s employment agreement), then he will receive, in addition to any compensation otherwise due to him, payment of his then base salary and continuation of his benefits for six months following the termination. Mr. Barteld may not resign for good reason without first providing us with written notice of the acts or omissions constituting the grounds for good reason within 90 days of the initial existence of such grounds, and a reasonable cure period of at least 30 days. If his employment is terminated voluntarily, due to death or disability or is terminated for “cause” (as defined in Mr. Barteld’s employment agreement), all vesting of equity grants and awards will immediately cease and only routine compensation provided in Mr. Barteld’s employment agreement will be due.

Any amounts payable under Mr. Barteld’s employment agreement are subject to any policy (whether currently in existence or later adopted) established by us providing for clawback or recovery of amounts that were paid to Mr. Barteld. We will make any determination for such clawback or recovery in our sole discretion and in accordance with any applicable law or regulation.

Finally, Mr. Barteld is subject to confidentiality, non-compete and non-solicitation restrictions.

Potential Payments upon Termination

Under the terms of the employment agreements for Mr. Shum and Mr. Barteld, they are each entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate their employment without cause.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Shum and Mr. Barteld upon termination without cause. The potential payments are based on the terms of Mr. Shum’s and Mr. Barteld’s employment agreements discussed above. For a more detailed description of the employment agreements for Mr. Shum and Mr. Barteld, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination Without Cause (1)
Steven Shum	$67,500	(2)
Allen Barteld	$42,500	(3)

(1)	Employee entitled to six months’ severance at the then applicable base salary rate.
(2)	Based on Mr. Shum’s current annual base salary of $135,000.
(3)	Based on Mr. Barteld’s current annual base salary of $85,000.

Compensation of Directors

On October 13, 2016, the Company’s Board of Directors approved the grant of non-qualified stock options under the 2016 Plan of 11,667 shares of common stock with an exercise price of $5.40 (each on a post-reverse split basis) to each of our non-employee directors as of that date, Messrs. Davis, Fleming, Hirson and Wickersham. During 2017, the Company’s Board of Directors approved the grant on non-qualified stock options under the 2016 Plan of 7,500 shares of common stock with an exercise price of $3.78 and $3.40 to each of our newly appointed directors, Messrs. Peterson and Saunders. On January 11, 2018, all the current directors were granted an additional 7,500 non-qualified stock options under the 2016 Plan with an exercise price of $3.99. All directors will be reimbursed for their reasonable out-of-pocket expenses incurred in connection with attending board of director and any committee meetings, provided that we have the resources to pay these expenses. Currently, directors receive no other compensation for their services on our Board.

Code of Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors. We will provide to any person without charge, upon request, a copy of our code of business conduct and ethics. Requests may be directed to our principal executive offices at 1001 SE Water Avenue, Suite 390, Portland, Oregon 97214. Also, a copy of our code of business conduct and ethics is available on our website. We will disclose, on our website, any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics enumerated in applicable rules of the SEC.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information as of April 2, 2018 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of April 2, 2018, we had 5,044,770 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of this Statement are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number of
	Common
	Shares
Name And	Beneficially	Percentage
Address (1)	Owned	Owned

5% Stockholders:
Glenbrook Capital (2)	715,844	13.68%

Officers and Directors:
Grover T. Wickersham (3)	666,006 (4)	12.58%
Michael Fleming	33,210 (5)	0.66%
Trent Davis	25,543 (6)	0.50%
Jack Peterson	97,884 (7)	1.92%
Shelly A. Saunders	3,125 (8)	*
Melissa Heim	26,049 (9)	0.52%
Allen Barteld	103,334 (10)	2.04%
Steven Shum	61,556 (11)	1.21%

All directors and officers as a group (8 persons)	1,016,707	19.50%

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 1002 SE Water Avenue, Suite 390., Portland, Oregon 97214.
(2)	The address is 430 Cambridge Avenue, Suite #100, Palo Alto, CA 94306. Glenbrook Capital, L.P. (“Glenbrook”) is a Nevada limited partnership, the general partner of which is Glenbrook Capital Management, a Nevada corporation (“GCM”). Glenbrook is overseen by its executive officers and a board of directors consisting of four directors. Grover T. Wickersham, the corporation’s Chairman and Chief Executive Officer, is the owner of GCM. However, he does not direct the voting or disposition of the shares owned by Glenbrook. GCM disclaims beneficial ownership of the securities owned by Glenbrook Limited Partnership except to the extent of its pecuniary interest in the limited partnership.
(3)	The shares of common stock include (i) 97,114 shares held directly; (ii) 178,531 shares owned by the employee profit sharing plan of Mr. Wickersham’s company, for which he serves as trustee; (iii) 42,440 shares owned by a charitable remainder trust, for which he serves as co-trustee and a beneficiary; and (iv) 87,745 shares owned by his minor daughter’s irrevocable trust, for which he serves as trustee.
(4)	Includes (i) 205,808 shares of common stock issuable upon exercise of currently-exercisable warrants and (ii) 41,667 shares of common stock issuable upon exercise of stock options exercisable on or before May 30, 2018.
(5)	Includes (i) 9,334 shares of common stock issuable upon exercise of currently-exercisable warrants and (ii) 8,913 shares issuable upon exercise of stock options exercisable on or before May 30, 2018.
(6)	Includes (i) 5,000 shares of common stock issuable upon exercise of currently-exercisable warrants and (ii) 8,913 shares issuable upon exercise of stock options exercisable on or before May 30, 2018.
(7)	Includes (i) 9,400 shares of common stock held directly or indirectly by Mr. Peterson and (ii) 33,334 shares of common stock owned by Sandstrom Partners, of which Mr. Peterson is the current CEO (i) 42,000 shares of common stock issuable upon exercise of currently-exercisable warrants held by Sandstrom Partners, and (ii) 3,125 shares of common stock issuable upon exercise of stock options exercisable on or before May 30, 2018.
(8)	Includes 3,125 shares issuable upon exercise of stock options exercisable on or before May 30, 2018.
(9)	Includes 11,945 shares issuable upon exercise of stock options exercisable on or before May 30, 2018.
(10)	Includes 16,667 shares issuable upon exercise of stock options exercisable on or before May 30, 2018.
(11)	Includes 33,056 shares issuable upon exercise of stock options exercisable on or before May 30, 2018.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The following is a description of transactions since January 1, 2017 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described above under the headings “Compensation of Directors” and “Executive Compensation.” As of the date of this Annual Report on Form 10-K, there are no proposed transactions as described in the foregoing sentence.

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

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a black-scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom in 2018.

On December 29, 2017, the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $464,750. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing.

On December 29, 2017, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “Wickersham Trust”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $179,300. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing.

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

Director Independence

Generally, under the listing requirements and rules of NASDAQ, independent directors must comprise a majority of a listed company’s board of directors. Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board of Directors has determined that Trent Davis, Michael Fleming, and Shelly Saunders are independent within the meaning of NASDAQ listing standards. Accordingly, a majority of our directors is independent, as required under applicable NASDAQ rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

M&K billed us $9,000 in progress fees for our 2017 annual audit and $6,000 in fees for the review of our quarterly financial statements in 2017. BPM LLP billed us $24,000 in fees for our 2017 quarterly financial statements, $60,000 in fees for our 2016 annual audit and $37,800 in fees for the review of our quarterly financial statements in 2016.

Audit Related Fees

We paid fees to BPM LLP for assurance and related services of $26,400 and $0 related to other SEC filings in 2017 and 2016, respectively.

Tax Fees

For the years ended each of December 31, 2017 and 2016, the aggregate fees billed for tax compliance, by BPM LLP and M&K were $0.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by M&K LLP and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by M&K LLP was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

Item 15. EXHIBITS.

(a)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.3	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.6	Amended and Restated Bylaws of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.
4.1	Form of the Registrant’s common stock certificate, filed as Exhibit 4.1 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (SEC File No. 333-215848) (the “2017 S-1 Registration Statement”) filed on July 7, 2017 and incorporated by reference herein.
4.2	Warrant Agreement between the Registrant and Pacific Stock Transfer Company dated August 10, 2017, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on August 10, 2017 and incorporated by reference herein.
4.3	Form of Warrant to purchase common stock (included as Exhibit A to Exhibit 4.2), filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on August 10, 2016 and incorporated by reference herein.
4.4	Common Stock Purchase Warrant, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 10, 2017 and incorporated by reference herein.
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan and forms of agreement thereunder, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q filed on November 14, 2016 and incorporated by reference herein.
10.2+	Employment Agreement dated February 6, 2015 between Steven Earles and Eastside Distilling, Inc., filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated February 6, 2015 and filed on February 10, 2015 and incorporated by reference herein.
10.3+	First Amendment to Employment Agreement (Steven Earles), filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q for the period ended June 30, 2015 filed on August 14, 2015 and incorporated by reference herein.
10.4+	Second Amendment to Employment Agreement dated November 4, 2016 between Steven Earles and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 5, 2015 and filed on October 6, 2015 and incorporated by reference herein.
10.6+	First Amendment to Employment Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s 2017 Registration Statement, filed on February 1, 2017 and incorporated by reference herein.
10.8	Lease Agreement dated July 17, 2014 between PJM Bldg. II LLC and Eastside Distilling LLC, filed as Exhibit 10.3 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.9	Lease Agreement with Oregon City Building Limited Partnership, filed as Exhibit 10.8 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.10	Specialty Lease Agreement dated January 20, 2015 between RPR Washington Square LLC and the Registrant, filed as Exhibit 10.9 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.11	License Agreement dated October 10, 2014 between Clackamas Town Center and the Registrant, filed as Exhibit 10.10 to the Registration Statement on Form S-1 (File No. 333-202033) filed on February 11, 2015 and incorporated by reference herein.
10.12	Non-Exclusive Consulting Agreement with Rinvest Securities, Inc., filed as Exhibit 10.11 to the Registrant’s Annual Report on Form 10-K for the year ended December 31, 2014 and filed on March 31, 2015 and incorporated by reference herein.
10.13	Registration Rights Agreement, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated December 30, 2016 and filed on January 6, 2017 and incorporated by reference herein.
10.14	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member among the Registrant, Allen Barteld and MotherLode, LLC, dated as of March 8, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and filed on March 14, 2017 and incorporated by reference herein.
10.15	Employment Agreement between the Company and Allen Barteld dated as of March 1, 2017 and executed on March 8, 2017, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated March 8, 2017, filed on March 14, 2017 and incorporated by reference herein.
10.16	Employment Agreement between the Company and Jarrett Catalani dated as of July 1, 2017, filed as Exhibit 10.16 to Amendment No. 3 to the Registrant’s 2017 Registration Statement, filed on July 20, 2017 and incorporated by reference herein.
10.17	Underwriting Agreement between the Registrant and Roth Capital Partners, as representative of the several underwriters, dated August 10, 2017, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2017 and incorporated by reference herein.
10.18	Redneck Riviera License Agreement dated October 20, 2017**
10.19	Form of Eastside Distilling, Inc. 8% Promissory Note dated December, 2017*
14	Code of Ethics, filed as Exhibit 14 to the Registration Statement on Form S-1 (File No. 333-202033), filed on February 11, 2015 and incorporated by reference herein.
23.1	Consent of BPM LLP, independent registered public accounting firm.
23.2	Consent of M&K CPAS, PLLC, independent registered public accounting firm.
31.1	Certification of Grover Wickersham pursuant to Rule 13a-14(a).*
31.2	Certification of Grover Wickersham pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* **

Filed herewith.

Filed herewith; confidential status has been requested for certain portions of this exhibit pursuant to a Confidential Treatment Request filed April 2, 2017. Such provisions have been separately filed with the Commission.

+	Indicates a management contract or compensatory plan.

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

Signatures	Title	Date

/s/ Grover Wickersham	Chief Executive Officer,	April 2, 2018
Grover Wickersham	and Director
(Principal Executive Officer)

/s/ Steve Shum	Chief Financial Officer	April 2, 2018
Steve Shum	(Principal Financial and Accounting Officer)

/s/ Mick Fleming	Director	April 2, 2018
Mick Fleming

/s/ Trent Davis	Director	April 2, 2018
Trent Davis

/s/ Shelly Saunders	Director	April 2, 2018
Shelly Saunders

/s/ Jack Peterson	Director	April 2, 2018
Jack Peterson

