Form 10-Q
period 2018-03-31
Eastside Distilling, Inc.
filed 2018-05-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

As of May 14, 2018, 5,195,201 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2018

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2018 and December 31, 2017

	March 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$1,554,119	$2,586,315
Trade receivables	405,601	315,321
Inventories	5,305,953	4,051,282
Prepaid expenses and current assets	624,299	649,749
Total current assets	7,889,972	7,602,667
Property and equipment, net	1,027,087	728,506
Intangible assets, net	323,294	325,668
Goodwill	28,182	28,182
Other assets, net	383,620	343,942
Total Assets	$9,652,155	$9,028,965

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$909,098	$1,267,189
Accrued liabilities	202,247	156,163
Deferred revenue	18,704	1,579
Current portion of notes payable	297,259	38,731
Total current liabilities	1,427,308	1,463,662
Notes payable - less current portion and debt discount	3,388,237	2,416,755
Total liabilities	4,815,545	3,880,417

Commitments and contingencies (Note 10)

Stockholders’ equity:
Common stock, $0.0001 par value; 15,000,000 shares authorized; 5,044,770 and 4,889,745 shares issued and outstanding at March 31, 2018 and December 31, 2017, respectively	504	489
Additional paid-in capital	24,230,006	23,223,435
Accumulated deficit	(19,410,078)	(18,090,961)
Total Eastside Distilling, Inc. Stockholders’ Equity	4,820,432	5,132,963
Noncontrolling interests	16,178	15,585
Total Stockholders’ Equity	4,836,610	5,148,548
Total Liabilities and Stockholders’ Equity	$9,652,155	$9,028,965

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2018 and 2017

	2018	2017
Sales	$1,413,182	$829,669
Less excise taxes, customer programs and incentives	192,849	217,188
Net sales	1,220,333	612,481
Cost of sales	627,523	322,913
Gross profit	592,810	289,568
Operating expenses:
Advertising, promotional and selling expenses	642,977	386,132
General and administrative expenses	1,212,512	726,396
Loss on disposal of property and equipment	-	35,534
Total operating expenses	1,855,489	1,148,062
Loss from operations	(1,262,679)	(858,494)
Other income (expense), net
Interest expense	(56,638)	(47,809)
Other income (expense)	200	4,485
Total other expense, net	(56,438)	(43,324)
Loss before income taxes	(1,319,117)	(901,818)
Provision for income taxes	-	-
Net loss	(1,319,117)	(901,818)

Dividends on convertible preferred stock	-	(5,037)
Income attributable to noncontrolling interests	593	-

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(1,318,524)	$(906,855)

Basic and diluted net loss per common share	$(0.27)	$(0.35)

Basic and diluted weighted average common shares outstanding	4,920,534	2,614,324

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2018 and 2017

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(1,319,117)	$(901,818)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	67,836	9,006
Loss on disposal of property and equipment	-	35,534
Amortization of debt issuance costs	13,188	37,009
Issuance of common stock in exchange for services	125,030	86,317
Stock-based compensation	276,068	158,658

Changes in operating assets and liabilities:
Trade receivables	(90,280)	(15,171)
Inventories	(1,254,671)	(112,208)
Prepaid expenses and other assets	(109,460)	29,512
Accounts payable	(358,091)	13,961
Accrued liabilities	85,315	(466,335)
Deferred revenue	17,125	(668)
Net cash used in operating activities	(2,547,057)	(1,126,203)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	7,062
Purchases of property and equipment	(343,722)	(39,631)
Net cash used in investing activities	(343,722)	(32,569)
Cash Flows From Financing Activities:
Stock issuance cost related to acquisitions	-	(5,580)
Proceeds from common stock, net of issuance costs of $6,033, with detachable warrants	-	802,467
Proceeds from warrant exercise	680,400	159,250
Payments on conversion of note payable	-	(1,716)
Payments of principal on notes payable	(71,817)	-
Proceeds from convertible notes payable, net of issuance costs	1,250,000	-
Net cash provided by financing activities	1,858,583	954,421
Net increase in cash	(1,032,196)	(204,351)
Cash - beginning of period	2,586,315	1,088,066
Cash - end of period	$1,554,119	$883,715

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$8,917	$10,800

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$-	$377,000
Common stock issued in exchange of notes payable	$-	$87,500

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

1.	Description of Business

Eastside Distilling, Inc. (referred to herein as “Eastside,” “EAST,” “the Company,” “us,” or “we”) is an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike other distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. During 2017, with the assistance of Sandstrom Partners and using our in-house spirits expertise, we created Redneck Riviera Whiskey (“RRW”) in collaboration with country music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States primarily through Republic National Distributing Company (“RNDC”). We believe that RRW will achieve commercial success on a broad scale, and we have therefore focused our sales efforts on RRW outside Oregon. We believe RRW will be a key growth engine in 2018 and will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $1,319,117 and has an accumulated deficit of $19,410,078 for the three months ended March 31, 2018. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the three months ended March 31, 2018, the Company raised $1,858,583 in proceeds from financing activities.

At March 31, 2018, the Company had $1,554,119 of cash on hand with a positive working capital of $6,462,664. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, by managing expenses while increasing sales. In addition, through May 8, 2018, the Company raised an additional $1,615,156 million in cash through a debt offering and the exercise of previously issued warrants (see Note 14, Subsequent Events). Management believes that cash on hand and proceeds generated from the most recent financings, along with revenue that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2018, our operating results for the three months ended March 31, 2018 and 2017 and our cash flows for the three months ended March 31, 2018 and 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MotherLode (beginning as of March 8, 2017), and majority-owned subsidiary BBD (beginning as of May 1, 2017). All intercompany balances and transactions have been eliminated in consolidation.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with Accounting Standards Codification (“ASC”) Topic 605-50, Revenue Recognition - Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $47,801 and $40,772 for the three months ended March 31, 2018 and 2017, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $642,977 and $386,132 for the three months ended March 31, 2018 and 2017, respectively.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at March 31, 2018 and December 31, 2017.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At March 31, 2018, four customers represented 70% of trade receivables, and at December 31, 2017, two customers represented 79% of trade receivables. Sales to three customers accounted for approximately 59% of consolidated net sales for the three months ended March 31, 2018. Sales to three customers accounted for approximately 57% of net sales for the three months ended March 31, 2017.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At March 31, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at March 31, 2018 and December 31, 2017. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At March 31, 2018 and December 31, 2017, the Company’s note payable and convertible notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the three months ended March 31, 2018 and 2017.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At December 31, 2017, an impairment loss of $218,374 was recognized related to its acquisition of Big Bottom Distillery, LLC. At March 31, 2018, no additional impairment loss was recognized.

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At March 31, 2018 and December 31, 2017, the Company established valuation allowances against its net deferred tax assets.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the three months ended March 31, 2018 and 2017.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the three months ended March 31, 2018 and 2017.

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $145,048 and $176,416 for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $276,068 and $158,658 for the three months ended March 31, 2018 and 2017, respectively.

Accounts Receivable Factoring Program

During the three months ended June 30, 2017, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remitted payment, we would receive the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices had recourse should the customer fail to pay the invoice. Thus, we recorded factored amounts as a liability until the customer remitted payment and we received the remaining 25% of the non-factored amount. We did not factor any invoices and did not incur any fees associated with the factoring program during the three months ended March 31, 2018. At March 31, 2018, we had no factored invoices outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

Under the new guidance, lessor accounting is largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09 which will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. We adopted ASU 2014-09 as of January 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

During the fiscal year 2017, the Company completed the following acquisitions:

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon-based provider of bottling services and production support to craft distilleries. The Company’s condensed consolidated financial statements for the three months ended March 31, 2018 include MotherLode’s results of operations. For the three months ended March 31, 2017, MotherLode’s results of operations are included from the acquisition date of March 8, 2017 through March 31, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. MotherLode had approximately $375,000 in revenues (unaudited) in 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

Big Bottom Distillery, LLC

On May 1, 2017, the Company acquired 90% of the ownership of Big Bottom Distillery, LLC (“BBD”), a Hillsboro, Oregon-based distiller of super premium spirits. The Company’s condensed consolidated financial statements for the three months ended March 31, 2018 include BBD’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. BBD had approximately $201,000 in revenues (unaudited) in 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

5.	Inventories

Inventories consist of the following:

	March 31, 2018	December 31, 2017
Raw materials	$4,666,678	$3,755,477
Finished goods	639,275	295,805
Total inventories	$5,305,953	$4,051,282

6.	Property and Equipment

Property and equipment consists of the following:

	March 31, 2018	December 31, 2017
Furniture and fixtures	$665,303	$326,088
Leasehold improvements	436,943	56,410
Vehicles	49,483	49,483
Construction in progress	-	372,667
Total cost	1,151,729	804,648
Less accumulated depreciation	(124,642)	(76,142)
Property and equipment - net	$1,027,087	$728,506

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Purchases of property and equipment totaled $343,722 and $39,631 for the three months ended March 31, 2018 and March 31, 2017, respectively. Depreciation and amortization expense totaled $50,873 and $41,253 for the three months ended March 31, 2018 and March 31, 2017, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at March 31, 2018 and December 31, 2017 consists of the following:

	March 31, 2018	December 31, 2017
Permits and licenses	$25,000	$25,000
Customer lists	323,249	351,432
Goodwill	28,182	28,182
Total intangible assets and goodwill	376,431	404,614
Less accumulated amortization	(53,137)	(50,764)
Intangible assets and goodwill - net	$323,294	353,850

Amortization expense totaled $2,370 and $2,929 for the three months ended March 31, 2018 and March 31, 2017, respectively.

8.	Other Assets

Other assets consist of the following:

	March 31, 2018	December 31, 2017
Product branding	$285,000	$285,000
Deposits	118,942	53,942
Less accumulated amortization	(20,322)	-
Other assets	$383,620	$343,942

As of March 31, 2018, the Company had $285,000 of capitalized costs related to services provided for the rebranding of its Burnside product line. This amount is being amortized over a seven year life. Additionally, there was $60,000 in deposits for the branding services related to the future release of other product lines. The remaining deposits of $13,942 represent office and retail space lease deposits.

9.	Notes Payable

Notes payable consists of the following:

	March 31, 2018	December 31, 2017
Notes payable bearing interest at 8%. The notes have a 2-year maturity, are due either June 30, 2018 or June 30, 2019 and pay interest-only on a monthly basis.	407,500	407,500
Note payable bearing interest at 2.74%. The note is payable in monthly principal plus interest payments of $100 through December 2019	2,608	2,608
Note payable bearing interest at 4.00%. The note is payable in quarterly principal plus interest payments of $9,614 through March 2019.	37,152	56,341

Convertible notes payable bearing interest at 4.00%. The notes principal plus accrued interest is due in full at various dates between April 3, 2020 – September 30, 2020. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes will be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event will the conversion price be less than $6.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion price of $6.00.

	938,288	927,192
Promissory notes payable bearing interest at 8.00%. The notes’ principal is due on June 30, 2019. Interest is paid monthly.	419,585	1,101,840
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021.	1,906,870	-
Total notes payable	3,712,001	2,495,179
Less current portion	(297,259)	(293,726)
Less debt discount for detachable warrant	(26,505)	(39,693)
Long-term portion of notes payable	$3,388,237	$2,161,760

Maturities on notes payable as of March 31, 2018, are as follows:

Year ending December 31:

2018	$257,500
2019	609,343
2020	938,288
2021	1,906,870
Thereafter	-
$3,712,001

10.	Commitments and Contingencies

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

At March 31, 2018, future minimum lease payments required under the operating leases are approximately as follows:

2018	$213,631
2019	253,586
2020	167,303
2021	19,200
2022	-
Thereafter	-
Total	$653,720

Total rent expense was $101,631 and $19,000 for the three months ended March 31, 2018 and 2017, respectively.

Legal Matters

We are not currently subject to any material legal proceedings, however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

11.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at March 31, 2018 and 2017. The numerators and denominators used in computing basic and diluted net loss per common share in 2018 and 2017 are as follows:

	Three months ended March 31,
	2018	2017
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(1,318,524)	$(906,855)
Weighted average shares (denominator)	4,920,534	2,614,324
Basic and diluted net loss per common share	$(0.26)	$(0.35)

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

12.	Stockholder’s Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’	Non-controlling interest in consolidated	Total
	Shares	Amount	Capital	Deficit	Equity	Entities	Equity
Balance, December 31, 2017	4,889,745	$489	$23,223,435	$(18,090,961)	$5,132,963	$15,585	$5,148,548

Issuance of common stock from warrant exercise for cash	126,000	13	680,387	-	680,400	-	680,400
Issuance of common stock for services by third parties	12,525	1	60,931	-	60,932	-	60,932
Issuance of common stock for services by employees	16,500	1	90,509	-	90,510	-	90,510
Stock-based compensation	-	-	174,744	-	174,744	-	174,744
Net profit attributable to noncontrolling interests	-	-	-	-	-	593	593
Net loss attributable to common shareholders	-	-	-	(1,319,117)	(1,319,117)	-	(1,319,117)
Balance, March 31, 2018	5,044,770	$504	$24,230,006	$(19,410,078)	$4,836,610	$16,178	$4,836,610

Reverse Stock Splits

All shares related and per share information in these financial statements has been adjusted to give effect to the 20-for-1 reverse stock split of the Company’s common stock effected on October 18, 2016, and the 3-for-1 reverse stock split of the Company’s common stock effected on June 15, 2017.

Issuance of Common Stock

During the first quarter of 2018, the Company issued 126,000 shares of common stock at $5.40 per share in connection with the exercise of warrants for cash proceeds of $680,400.

In January and February 2018, the Company issued 16,500 shares of common stock to directors and employees for stock-based compensation of $90,510. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.99 - $5.11 per share.

During the first quarter of 2018, the Company issued 12,525 shares of common stock to a consultant in exchange for services. The shares were valued using the closing share price of our common stock on the date of grant, with a range of $3.99 - $5.11 per share, for a total value of $50,118.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Issuance of Convertible Preferred Stock

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

In the event of any voluntary or involuntary liquidation, dissolution or winding up, or sale of the Company, each holder of Series A Preferred is entitled to receive its pro rata portion of an aggregate payment equal to: (i) $1,000 multiplied by (ii) the total number of shares of Series A Preferred issued under the Series A Certificate of Designation multiplied by (iii) 2.5.

For all matters submitted to a vote of the Company’s stockholders, the holders of the Series A Preferred as a class have an aggregate number of votes equal to the product of (x) the number of shares of Common Stock (rounded to the nearest whole number) into which the total shares of Series A Preferred Stock issued under the Series A Certificate of Designation on such date of determination are convertible multiplied by (y) 2.5 (the “Total Series A Votes”), with each holder of Series A Preferred entitled to vote its pro rata portion of the Total Series A Votes. Holders of Common Stock do not have cumulative voting rights. In addition, the holders of Series A Preferred vote separately a class to change any of the rights, preferences and privileges of the Series A Preferred.

As of March 31, 2018, the Company has zero shares of preferred stock outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 166,667 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors (the “Board”) approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. The exercise price per share of each stock option will not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. On January 1, 2018, the number of shares available for grant under the 2016 Plan reset to 1,131,880 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, added to the prior year plan amount. At March 31, 2018, there were 709,422 options and 145,146 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At March 31, 2018, there were 14,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not registered under a formal option plan. At March 31, 2018, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the three months ended March 31, 2018 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2017	369,006	$6.47
Options granted	355,000	$3.97
Options exercised	-
Options canceled	-
Outstanding at March 31, 2018	724,006	$4.84

Exercisable at March 31, 2018	198,448	$6.55

The aggregate intrinsic value of options outstanding at March 31, 2018 was $1,579,436.

At March 31, 2018, there were 525,558 unvested options with an aggregate grant date fair value of $1,467,798. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at March 31, 2018 was $1,475,574. During the three months ended March 31, 2018, 47,166 options became vested.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the three months ended March 31, 2018:

Risk-free interest rate	2.36%
Expected term (in years)	6.11
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2018 was $2.66. The aggregate grant date fair value of the 355,000 options granted during the three months ended March 31, 2018 was $942,837.

For the three months ended March 31, 2018 and 2017, total stock option expense related to stock options was $174,744 and $158,658 respectively. At March 31, 2018, the total compensation cost related to stock options not yet recognized is approximately $1,565,148, which is expected to be recognized over a weighted-average period of approximately 2.55 years.

Warrants

During the three months ended March 31, 2018, the Company issued an aggregate of 217,298 common stock warrants in connection with the purchase of $2.2 million in promissory notes. $1.25 million was purchased with new cash proceeds and $922,980 was purchased from the conversion of prior existing notes. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of March 31, 2018. The estimated fair value of the warrants at issuance was $988,923, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	2.475%
Expected term (in years)	4.5
Expected dividend yield	-
Fair value of common stock	$4.74

A total of 126,000 warrants were exercised during the three months ended March 31, 2018 for cash proceeds of $680,400.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2018

(unaudited)

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,623,077	3.62 years	$5.96	$54,880

Three months ended March 31, 2018:
Granted	217,298	4.5 years	$5.40	$347,677
Exercised	(126,000)	4.5 years	$5.40	-
Forfeited and cancelled	-	-	$-	-

Outstanding at March 31, 2018	2,714,375	3.67 years	$5.94	$2,877,238

13.	Related Party Transactions

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

On December 29, 2017, the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $464,750. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. The payee used a balance of $379,750 to purchase the Company’s new private offering of notes with warrants. The remaining principal balance of $85,000 was paid in April 2018. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, the Payee was issued 37,975 warrants, exercisable at $5.40 per share.

On December 29, 2017, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “Wickersham Trust”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $179,300. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. During the first quarter of 2018, the payee used the balance to purchase the Company’s new private offering of notes with warrants. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, the Payee was issued 37,975 warrants, exercisable at $5.40 per share.

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

Between April 3, 2018 and May 8, 2018, the Company issued 9,291 shares of common stock to directors and employees for stock-based compensation of $66,367. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $7.00 - $7.19 per share.

On April 6, 2018, the Company raised an additional $880,000 under its private offering of promissory notes and accompanying warrants. The promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. For every $100,000 in principal, the Company issued to the investor 10,000 common stock purchase warrants, for a total of 88,000 warrants. The warrants, which are identical to the warrants that were issued in the Company’s public offering that was consummated in August 2017, are exercisable through August 10, 2022, unless earlier redeemed, at an exercise price of $5.40, subject to adjustment for stock splits, reverse splits and other similar recapitalization events. The Company will have the option to redeem all or a part of the outstanding warrants at any time after the closing price of the Company’s common stock exceeds $7.65 for five consecutive trading days. In electing to redeem the warrants, the Company will provide 30 days’ notice of the redemption date, during which time the holders of outstanding warrants will have the opportunity to exercise their warrants at the exercise price then in effect. Any warrants remaining outstanding at the close of business on the 30th day of the notice period will be redeemed at a price of $0.15 per warrant, after which, the warrants will be cancelled.

Between April 3, 2018 and May 8, 2018, the Company received an aggregate of $735,156 upon exercise of a total of 136,140 common stock purchase warrants that were sold in the Company’s August 2017 public offering. As of May 8, 2018, there remains outstanding 1,117,860 warrants sold in the public offering, in addition to a total of 305,298 identical warrants sold in the private placement noted above. We also received $30,000 upon the exercise of a total of 5,000 common stock purchase warrants that were sold in a prior private offering.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission.

Business Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike other distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. During 2017, with the assistance of Sandstrom Partners and using our in-house spirits expertise, we created Redneck Riviera Whiskey (“RRW”) in collaboration with country music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States primarily through Republic National Distributing Company (“RNDC”). We believe that RRW will achieve commercial success on a broad scale, and we have therefore focused our sales efforts on RRW outside Oregon. We believe RRW will be a key growth engine in 2018 and will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

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

RESULTS OF OPERATIONS

Overview

First quarter 2018 results benefitted from the impact of several key initiatives the Company started in 2017. Gross sales increased 70% over the prior year, primarily due to five key factors: 1) the newly launched Redneck Riviera whiskey product, which experienced very strong sales with its initial market launch, 2) increased wholesale sales traction within the Pacific Northwest, especially with our vodka product as we strategically invested in programs to promote the vodka product, 3) the re-launch of our new Burnside Bourbon packaging, which began in late 2017, and its corresponding growth in the first quarter, 4) the acquisitions of MotherLode and BBD, and the expansion of our private label business with our new canning abilities; and 5) the addition of retail locations within Oregon.

In order to support our planned growth, we invested heavily in our infrastructure (facilities, people, and marketing programs) during 2017. We believe we are now well positioned from a capacity and infrastructure standpoint to leverage those investments made and thus experience improved performance throughout 2018.

Three Months Ended March 31, 2018 Compared to the Three Months Ended March 31, 2017

Our sales for the three months ended March 31, 2018 increased to $1,413,182, or approximately 70%, from $829,669 for the three months ended March 31, 2017. The following table compares our sales in the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018		2017
Wholesale	$755,714	53%	$429,902	52%
Private Label	351,658	24%	115,870	14%
Retail / Special Events	305,810	23%	283,897	34%
Total	$1,413,182	100%	$829,669	100%

The increase in sales in the three months ended March 31, 2018 is primarily attributable to: the newly launched Redneck Riviera Whiskey product, increased wholesale sales traction within the Pacific Northwest, our acquisitions of MotherLode and BBD and related expansion of our private label business and canning abilities, and the addition of new retail locations.

Excise taxes, customer programs and incentives for the three months ended March 31, 2018 decreased to $192,849, or approximately 11%, from $217,188 for the comparable 2017 period. The decrease is entirely attributable to the lower federal excise tax rates that went into effect this year, partially offset by increased Oregon excise taxes (from our retail operations) and higher customer programs during the period.

During the three months ended March 31, 2018, cost of sales increased to $627,523, or approximately 94%, from $322,913 for the three months ended March 31, 2017. The increase is attributable to the costs associated with our increased liquor sales in the period as well as higher facilities costs.

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

The following table compares our gross profit and gross margin in the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
	2018	2017

Gross profit	$592,810	$289,568
Gross margin	49%	47%

Our gross margin of 49% of net sales in the three months ended March 31, 2018 increased from our gross margin of 47% for the three months ended March 31, 2017 primarily due to the combination of our new products which have higher margins than prior legacy products as well as the new, lower federal excise tax. While our goal is to ultimately improve our overall gross margin, it may fluctuate around the current level due to the impact of two key factors: product sales mix and the related customer programs and incentives, both of which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the three months ended March 31, 2018 increased to $642,977, or approximately 67%, from $386,132 for the three months ended March 31, 2017. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the new Redneck Riviera product launch.

General and administrative expenses for the three months ended March 31, 2018 increased to $1,212,512, or approximately 64%, from $726,396 for the three months ended March 31, 2017. This increase is primarily due to increased headcount and the associated compensation and benefits in addition to $117,410 higher stock-based compensation expense in 2018.

Total other expense, net was $56,438 for the three months ended March 31, 2018, compared to $43,324 for the three months ended March 31, 2017, an increase of 30%. This increase was primarily due to higher interest expense on an increased notes payable balance in 2018.

Net loss attributable to common shareholders during the three months ended March 31, 2018 was $1,318,524 as compared to a loss of $906,855 for the three months ended March 31, 2017. The increase in our net loss was primarily attributable to our higher general and administrative expenses and advertising, promotional and selling expenses during 2018, partially offset by an increase in gross profit.

Liquidity and Capital Resources

Three Months Ended March 31, 2018

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for the Company’s cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings.

For the three months ended March 31, 2018 and 2017, the Company incurred a net loss of approximately $1.3 million and $0.9 million, respectively, and has an accumulated deficit of approximately $19.4 million as of March 31, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the three months ended March 31, 2018, the Company raised approximately $1.9 million from financing activities to meet cash flows used in operating activities.

At March 31, 2018, the Company had approximately $1.6 million of cash on hand with a positive working capital of $6.5 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability and increase sales. Management believes that cash on hand and proceeds generated from the most recent financings, along with revenue that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

The Company’s cash flows for the three months ended March 31, 2018 and 2017 are as follows:

	Three Months Ended March 31,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$(2,547,047)	$(1,126,203)
Investing activities	$(343,722)	$(32,569)
Financing activities	$1,858,583	$954,421

Operating Activities

During the three months ended March 31, 2018, our net loss plus non-cash adjustments used was approximately $0.8 million compared to using $0.6 million in 2017. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2018 as compared to 2017. In addition, there was an increase of $1.3 million in inventory, a $0.1 million increase in trade receivables and a $0.3 million net reduction in accounts payable and accrued liabilities in 2018. In 2017, there was a $0.1 million increase in inventory and $0.5 million net reduction accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $343,722 and $39,631 were incurred in the three months ended March 31, 2018 and 2017, respectively.

Financing Activities

During the three months ended March 31, 2018, the Company’s operating losses and working capital needs were primarily funded by $0.7 million in proceeds from warrant exercises and $1.25 million in proceeds from the issuance of promissory notes. Net cash flows provided by financing activities during the three months ended March 31, 2017 primarily consisted of $0.8 million in proceeds from the sale of common stock and $0.2 million in proceeds from warrant exercises.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Our critical accounting policies, summarized below, are highly dependent upon subjective or complex judgements, assumptions and estimates. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $47,801 and $40,772 for the three months ended March 31, 2018 and 2017, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from our distribution facilities to customers are recorded in cost of sales.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At March 31, 2018, four customers represented 70% of trade receivables, and at December 31, 2017, two customers represented 79% of trade receivables. Sales to three customers accounted for approximately 59% of consolidated net sales for the three months ended March 31, 2018. Sales to three customers accounted for approximately 57% of net sales for the three months ended March 31, 2017.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the three months ended March 31, 2018 and 2017.

Advertising

Advertising costs are expensed as incurred. Advertising expense was $642,977 and $386,132 for the three months ended March 31, 2018 and 2017, respectively.

Excise Taxes

The Company is responsible for compliance with Alcohol and Tobacco Tax and Trade Bureau (TTB) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $145,048 and $176,416 for the three months ended March 31, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $276,068 and $156,658 for the three months ended March 31, 2018 and 2017, respectively.

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

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606) (“ASU 2014-09”). ASU 2014-09 will supersede virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date. ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. We adopted ASU 2014-09 as of January 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its condensed consolidated financial statements.

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

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation is time consuming and expensive to resolve, and it diverts management resources.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2017, and incorporated therein by reference.

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

During the first quarter of 2018, we issued 10,025 shares to our partner, Sandstrom Partners, as part of their branding work on our products, and 2,500 shares to two different service providers for services rendered.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

On May 10, 2018, Eastside Distilling, Inc. (the “Company”) entered into a credit and security agreement (the “Credit and Security Agreement”), by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee (the “Lender”). Pursuant to the Credit and Security Agreement, the Lender will make loans to the Company in an aggregate principal amount not to exceed $3,000,000 (the “Loans”). The proceeds of the Loans are to be used by the Company to purchase bulk whiskey, bourbon and rye inventory for use in distilling and producing its spirits products, and for no other purpose.

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made, and continuing until each such Loan is paid in full. The Company will pay the outstanding principal amount of the Loans: (i) in a one-time payment on the termination date of the Credit and Security Agreement, which shall take place 37 months from the effective date thereof, or earlier pursuant to other provisions thereof; and (ii) the Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty.

On May 11, 2018, Eastside Distilling, Inc. terminated the employment and the related employment agreement of Allen Barteld, who had served as President and CEO of MotherLode, LLC, a wholly-owned subsidiary of Eastside since the acquisition of MotherLode by Eastside in March of 2017. MotherLode will continue to provide contract bottling and packaging services for existing and emerging spirits producers and to utilize its newly-installed, “slim line” canning equipment to profit from an emerging consumer interest in canned wine.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.3	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.6	Amended and Restated Bylaws of the Company, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.
10.1	Credit and Security Agreement, dated May 10, 2018, between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee.
31.1	Certification of Grover Wickersham pursuant to Rule 13a-14(a).
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Grover Wickersham
Grover Wickersham
Chief Executive Officer, Director
(Principal Executive Officer)
Date: May 14, 2018

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: May 14, 2018

