Form 10-Q
period 2018-06-30
Eastside Distilling, Inc.
filed 2018-08-13
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 13, 2018, 6,414,235 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2018 and December 31, 2017

	June 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$2,352,658	$2,586,315
Trade receivables	580,978	315,321
Inventories	7,891,154	4,051,282
Prepaid expenses and current assets	637,298	649,749
Total current assets	11,462,088	7,602,667
Property and equipment, net	1,312,043	728,506
Intangible assets, net	310,778	325,668
Goodwill	28,182	28,182
Other assets, net	407,571	343,942
Total Assets	$13,520,662	$9,028,965

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$720,583	$1,267,189
Accrued liabilities	334,663	156,163
Deferred revenue	986	1,579
Current portion of notes payable	437,539	293,726
Total current liabilities	1,493,771	1,718,657
Secured credit facility, net of debt issuance costs	1,957,432	-
Notes payable - less current portion and debt discount	5,205,693	2,161,760
Total liabilities	8,656,896	3,880,417

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 0 shares issued and outstanding at June 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized; 5,225,775 and 4,889,745 shares issued and outstanding at June 30, 2018 and December 31, 2017, respectively	522	489
Additional paid-in capital	25,865,248	23,223,435
Common stock payable	298,522	-
Accumulated deficit	(21,316,007)	(18,090,961)
Total Eastside Distilling, Inc. Stockholders’ (Deficit) Equity	4,848,285	5,132,963
Noncontrolling interests	15,481	15,585
Total Stockholders’ Equity	4,863,766	5,148,548
Total Liabilities and Stockholders’ (Deficit) Equity	$13,520,662	$9,028,965

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three and six months ended June 30, 2018 and 2017

	Three Months Ended		Six Months Ended
	June 30, 2018	June 30, 2017	June 30, 2018	June 30, 2017
Sales	$1,675,067	$883,522	$3,088,249	$1,713,191
Less excise taxes, customer programs and incentives	150,380	278,492	343,229	495,680
Net sales	1,524,687	605,030	2,745,020	1,217,511
Cost of sales	763,768	394,625	1,391,291	717,538
Gross profit	760,919	210,405	1,353,729	499,973
Operating expenses:
Advertising, promotional and selling expenses	1,066,847	549,865	1,709,824	935,997
General and administrative expenses	1,495,486	848,472	2,707,998	1,574,868
Loss on disposal of property and equipment	-	5,441	-	40,975
Total operating expenses	2,562,333	1,403,778	4,417,822	2,551,840
Loss from operations	(1,801,414)	(1,193,373)	(3,064,093)	(2,051,867)
Other income (expense), net
Interest expense	(107,015)	(95,753)	(163,653)	(143,562)
Other income (expense)	2,500	-	2,700	4,485
Total other expense, net	(104,515)	(95,753)	(160,953)	(139,077)
Loss before income taxes	(1,905,929)	(1,289,126)	(3,225,046)	(2,190,944)
Provision for income taxes	-	-	-	-
Net loss	$(1,905,929)	$(1,289,126)	$(3,225,046)	$(2,190,944)

Dividends on convertible preferred stock	-	-	-	5,037
Loss attributable to noncontrolling interests	(696)	(1,475)	(103)	(1,475)

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(1,906,625)	$(1,287,651)	$(3,225,149)	$(2,194,506)

Basic and diluted net loss per common share	$(0.37)	$(0.40)	$(0.64)	$(0.75)

Basic and diluted weighted average common shares outstanding	5,194,538	3,253,246	5,058,293	2,935,551

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2018 and 2017

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(3,225,046)	$(2,190,944)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	158,945	30,044
Loss on disposal of property and equipment	-	40,975
Amortization of debt issuance costs and debt discount	50,305	52,657
Issuance of common stock in exchange for services	196,078	339,720
Stock-based compensation	651,280	279,322

Changes in operating assets and liabilities:
Trade receivables	(265,657)	104,417
Inventories	(3,839,872)	(512,579)
Prepaid expenses and other assets	(190,674)	(201,008)
Accounts payable	(546,616)	(74,236)
Accrued liabilities	200,355	(619,329)
Deferred revenue	(593)	(994)
Net cash used in operating activities	(6,811,495)	(2,751,955)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	4,541
Purchases of property and equipment	(697,056)	(152,532)
Net cash used in investing activities	(697,056)	(147,991)
Cash Flows From Financing Activities:
Stock issuance cost related to acquisitions	-	(19,980)
Stock issuance costs related to common shares issued for preferred conversion	-	(15,000)
Proceeds from common stock, net of issuance costs of $6,033, with detachable warrants	-	1,612,467
Proceeds from option exercise	9,689	-
Proceeds from warrant exercise	1,542,211	159,250
Proceeds from warrant exercise, shares not yet issued	298,522	-

Payments of principal on notes payable	(160,528)	(27,612)
Proceeds from convertible notes payable, net of issuance costs	3,630,000	1,400,000
Proceeds from secured credit facility, net of issuance costs	1,955,000	-
Net cash provided by financing activities	7,274,894	3,109,125
Net (decrease) increase in cash	(233,657)	209,179
Cash - beginning of period	2,586,315	1,088,066
Cash - end of period	$2,352,658	$1,297,245

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$74,426	$81,529

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of debt discount	$351,348	$-
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$-	$377,000
Issuance of common stock for the acquisition of Big Bottom Distilling, LLC	$-	$134,858
Issuance of common stock in exchange for services recorded as other assets	$-	$145,000
Common stock issued in exchange of notes payable	$-	$87,500
Note payable issued in exchange of accounts payable	$-	$60,000

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to turn our small size from a disadvantage into an advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products; for example, we developed our Hue-Hue Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Hue-Hue Coffee Rum, Oregon oak-aged whiskeys and Marionberry Whiskey.

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. During 2018, we have begun to use our “slim line” canning equipment, newly installed at MotherLode, to profit from an emerging consumer interest in canned wine. We believe our location close to vineyards in Oregon and Washington is a competitive advantage.

We currently sell our products in 37 states (Oregon, Washington, California, Alabama, Alaska, Colorado, Connecticut, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New York, North Carolina, North Dakota, Oklahoma, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia, Wisconsin and Wyoming) as well as the District of Columbia and Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its retail tasting rooms in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB).

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of notes, convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $3,225,046 and has an accumulated deficit of $21,316,007 for the six months ended June 30, 2018. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the six months ended June 30, 2018, the Company raised $7,274,894 in proceeds from financing activities.

At June 30, 2018, the Company had $2,352,658 of cash on hand with a positive working capital of $9,968,317. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, by managing expenses while increasing sales. In addition, through August 13, 2018, the Company raised an additional $5,761,090 in cash through a debt offering and the exercise of previously issued warrants (see Note 15, Subsequent Events). Management believes that cash on hand and proceeds generated from the most recent financings, along with revenue that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2018, our operating results for the three and six months ended June 30, 2018 and 2017 and our cash flows for the six months ended June 30, 2018 and 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary, MotherLode (beginning as of March 8, 2017), and majority-owned subsidiary, BBD (beginning as of May 1, 2017). All intercompany balances and transactions have been eliminated in consolidation.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Revenue Recognition

Net revenue includes product sales, less excise taxes and customer programs and incentives. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (i) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. .

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the OLCC, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail locations are recognized at the time of sale.

Revenue received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses ASCbased on the nature of the expenditure. Amounts paid to customers totaled $105,591 and $79,837 for the six months ended June 30, 2018 and 2017, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $1,709,824 and $935,997 for the six months ended June 30, 2018 and 2017, respectively.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at June 30, 2018 and December 31, 2017.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At June 30, 2018, four customers represented 70% of trade receivables, and at December 31, 2017, two customers represented 79% of trade receivables. Sales to two customers accounted for approximately 46% of net sales for the six months ended June 30, 2018 and 2017.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At June 30, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at June 30, 2018 and December 31, 2017. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible notes payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At June 30, 2018 and December 31, 2017, the Company’s notes payable, convertible notes payable and secured credit facility balances outstanding are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the six months ended June 30, 2018 and 2017.

Property and Equipment

Property and equipment is stated at cost, less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to seven years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred.

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At December 31, 2017, an impairment loss of $218,374 was recognized related to its acquisition of Big Bottom Distillery, LLC. At June 30, 2018, no additional impairment loss was recognized.

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At June 30, 2018 and December 31, 2017, the Company established valuation allowances against its net deferred tax assets.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the six months ended June 30, 2018 and 2017.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2012.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the six months ended June 30, 2018 and 2017.

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $237,638 and $415,843 for the six months ended June 30, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $847,358 and $619,042 for the six months ended June 30, 2018 and 2017, respectively.

Accounts Receivable Factoring Program

During the three months ended June 30, 2017, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remitted payment, we would receive the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices had recourse should the customer fail to pay the invoice. Thus, we recorded factored amounts as a liability until the customer remitted payment and we received the remaining 25% of the non-factored amount. We did not factor any invoices and did not incur any fees associated with the factoring program during the six months ended June 30, 2018. At June 30, 2018 and 2017, we had no factored invoices outstanding. We incurred fees associated with the factoring program of $63,238 during the six months ended June 30, 2017.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Recent Accounting Pronouncements

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

June 30, 2018

(unaudited)

4.	Business Acquisitions

During the fiscal year 2017, the Company completed the following acquisitions:

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon-based provider of bottling services and production support to craft distilleries. The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018 include MotherLode’s results of operations. For the three and six months ended June 30, 2017, MotherLode’s results of operations are included from the acquisition date of March 8, 2017 through June 30, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. MotherLode had approximately $375,000 in revenues (unaudited) in 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

Big Bottom Distillery, LLC

On May 1, 2017, the Company acquired 90% of the ownership of Big Bottom Distillery, LLC (“BBD”), a Hillsboro, Oregon-based distiller of super premium spirits. The Company’s condensed consolidated financial statements for the three and six months ended June 30, 2018 include BBD’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. BBD had approximately $201,000 in revenues (unaudited) in 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

5.	Inventories

Inventories consist of the following:

	June 30, 2018	December 31, 2017
Raw materials	$6,827,487	$3,755,477
Finished goods	1,063,667	295,805
Total inventories	$7,891,154	$4,051,282

6.	Property and Equipment

Property and equipment consists of the following:

	June 30, 2018	December 31, 2017
Furniture and fixtures	$934,866	$326,088
Leasehold improvements	466,040	56,410
Vehicles	49,483	49,483
Construction in progress	51,315	372,667
Total cost	1,501,704	804,648
Less accumulated depreciation	(189,661)	(76,142)
Property and equipment - net	$1,312,043	$728,506

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Purchases of property and equipment totaled $697,056 and $152,532 for the six months ended June 30, 2018 and 2017, respectively. Depreciation and amortization expense totaled $113,519 and $14,563 for the six months ended June 30, 2018 and 2017, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at June 30, 2018 and December 31, 2017 consists of the following:

	June 30, 2018	December 31, 2017
Permits and licenses	$25,000	$25,000
Customer lists	351,432	351,432
Goodwill	28,182	28,182
Total intangible assets and goodwill	404,614	404,614
Less accumulated amortization	(65,654)	(50,764)
Intangible assets and goodwill - net	$338,960	$353,850

Amortization expense totaled $14,890 and $15,481 for the six months ended June 30, 2018 and 2017, respectively.

8.	Other Assets

Other assets consist of the following:

	June 30, 2018	December 31, 2017
Product branding	$285,000	$285,000
Deposits	153,072	53,942
Less accumulated amortization	(30,501)	-
Other assets	$407,571	$343,942

As of June 30, 2018, the Company had $285,000 of capitalized costs related to services provided for the rebranding of its Burnside product line. This amount is being amortized over a seven-year life. Additionally, there was $130,000 in deposits for the branding services related to the future release of other product lines. The remaining deposits of $23,072 represent office and retail space lease deposits.

9.	Notes Payable

Notes payable consists of the following:

	June 30, 2018	December 31, 2017
Notes payable bearing interest at 8%. The notes have a 2-year maturity, are due on September 19, 2018 or June 30, 2019 and pay interest-only on a monthly basis.	$407,500	$407,500
Note payable bearing interest at 2.74%. The note is payable in monthly principal plus interest payments of $100 through December 2019	1,705	2,306
Note payable bearing interest at 4.00%. The note is payable in quarterly principal plus interest payments of $9,614 through March 2019.	28,344	56,341
Convertible notes payable bearing interest at 4.00%. The notes principal plus accrued interest is due in full at various dates between April 3, 2020 – September 30, 2020. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes will be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event will the conversion price be less than $6.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion price of $6.00.	949,507	927,192
Promissory notes payable bearing interest at 8.00%. The notes’ principal is due on June 30, 2019. Interest is paid monthly.	489,996	1,101,840
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	4,552,980	-
Total notes payable	5,989,032	2,495,179
Less current portion	(437,539)	(293,726)
Less debt discount for detachable warrant	(345,800)	(39,693)
Long-term portion of notes payable	$5,205,693	$2,161,760

Maturities on notes payable as of June 30, 2018, are as follows:

Year ending December 31:

2018	$257,500
2019	229,055
2020	949,507
2021	4,552,970
Thereafter	-
$5,989,032

10.	Secured Credit Facility

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

The current market value of the Company’s bulk whiskey, bourbon and rye inventories must be at least 120% of the outstanding Loan balance.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

At June 30, 2018, future minimum lease payments required under the operating leases are approximately as follows:

2018	$140,261
2019	253,202
2020	167,303
2021	19,200
2022	-
Thereafter	-
Total	$579,966

Total rent expense was $183,278 and $145,844 for the six months ended June 30, 2018 and 2017, respectively.

Legal Matters

We are not currently subject to any material legal proceedings, however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

12.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at June 30, 2018 and 2017. The numerators and denominators used in computing basic and diluted net loss per common share in 2018 and 2017 are as follows:

	Three months ended June 30,
	2018	2017
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(1,906,625)	$(1,287,651)
Weighted average shares (denominator)	5,194,538	3,253,246
Basic and diluted net loss per common share	$(0.37)	$(0.40)

	Six months ended June 30,
	2018	2017
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(3,225,149)	$(2,194,506)
Weighted average shares (denominator)	5,058,293	2,935,551
Basic and diluted net loss per common share	$(0.64)	$(0.75)

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

13.	Stockholder’s Equity

	Common Stock		Paid-in	Stock	Accumulated	Total Stockholders’	Non-controlling interest in consolidated	Total
	Shares	Amount	Capital	Payable	Deficit	Equity	Entities	Equity
Balance, December 31, 2017	4,889,745	$489	$23,223,435	$-	$(18,090,961)	$5,132,963	$15,585	$5,148,548

Issuance of common stock from warrant exercise for cash	285,028	29	1,542,182	-	-	1,542,211	-	1,542,211
Issuance of common stock for services by third parties	17,525	1	103,339	-	-	103,340	-	103,340
Issuance of common stock for services by employees	31,629	3	236,440	-	-	236,443	-	236,443
Issuance of detachable warrants on notes payable	-	-	351,548	-	-	351,548	-	351,548
Stock option exercises	1,848	-	9,689	-	-	9,689	-	9,689
Cash received for warrant exercises, not yet issued	-	-		298,522	-	-		298,522
Stock-based compensation	-	-	398,615	-	-	398,615	-	398,615
Net loss attributable to noncontrolling interests	-	-	-	-	-	-	(103)	(103)
Net loss attributable to common shareholders	-	-	-	-	(3,225,046)	(3,225,046)	-	(3,225,046)
Balance, June 30, 2018	5,225,775	$522	$25,865,248	$298,522	$(21,316,007)	$4,848,285	$15,481	$4,863,766

Reverse Stock Splits

All shares related and per share information in these financial statements has been adjusted to give effect to the 20-for-1 reverse stock split of the Company’s common stock, effected on October 18, 2016, and the 3-for-1 reverse stock split of the Company’s common stock, effected on June 15, 2017.

Issuance of Common Stock

During the six months ended June 30, 2018, the Company issued 280,028 shares of common stock at $5.40 per share in connection with the exercise of warrants for cash proceeds of $1,512,151, and 5,000 shares of common stock at $6.00 per share in connection with the exercise of warrants for proceeds of $30,000. In addition, the Company received cash proceeds of $298,522 during the six months ended June 30, 2018 in connection with the exercise of warrants for shares of common stock that were issued in July 2018.

During the six months ended June 30, 2018, the Company issued 31,629 shares of common stock to directors and employees for stock-based compensation of $236,443. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.99 - $8.50 per share.

During the six months ended June 30, 2018, the Company issued 1,848 shares of common stock in connection with existing option exercises, at an average exercise price of $5.24.

During the six months ended June 30, 2018, the Company issued 17,525 shares of common stock to consultants in exchange for services. The shares were valued using the closing share price of our common stock on the date of grant, with a range of $3.99 - $7.40 per share, for a total value of $87,118.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

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

June 30, 2018

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

June 30, 2018

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

As of June 30, 2018, the Company has zero shares of preferred stock outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 166,667 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors (the “Board”) approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one-year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one-year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. The exercise price per share of each stock option will not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. On January 1, 2018, the number of shares available for grant under the 2016 Plan reset to 1,131,880 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, added to the prior year plan amount. At June 30, 2018, there were 839,422 options and 164,693 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At June 30, 2018, there were 14,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not registered under a formal option plan. At June 30, 2018, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the six months ended June 30, 2018 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2017	369,006	$6.47
Options granted	485,000	$4.60
Options exercised	(1,848)	5.24
Options canceled	-
Outstanding at June 30, 2018	852,158	$4.62

Exercisable at June 30, 2018	274,948	$6.07

The aggregate intrinsic value of options outstanding at June 30, 2018 was $2,962,012.

At June 30, 2018, there were 579,042 unvested options with an aggregate grant date fair value of $1,566,646. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at June 30, 2018 was $2,265,104. During the six months ended June 30, 2018, 76,500 options became vested.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

●	Exercise price of the option;
●	Fair value of the Company’s common stock on the date of grant;
●	Expected term of the option;
●	Expected volatility over the expected term of the option; and
●	Risk-free interest rate for the expected term of the option.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the six months ended June 30, 2018:

Risk-free interest rate	2.44%
Expected term (in years)	6.21
Dividend yield	-
Expected volatility	63%

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2018 was $2.57. The aggregate grant date fair value of the 480,000 options granted during the six months ended June 30, 2018 was $1,233,600.

For the six months ended June 30, 2018 and 2017, total stock option expense related to stock options was $398,615 and $279,322, respectively. At June 30, 2018, the total compensation cost related to stock options not yet recognized is approximately $1,572,611, which is expected to be recognized over a weighted-average period of approximately 2.67 years.

Warrants

During the six months ended June 30, 2018, the Company issued an aggregate of 455,298 common stock warrants in connection with the purchase of $4.55 million in promissory notes. $3.63 million was purchased with new cash proceeds and $922,980 was purchased from the conversion of prior existing notes. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of June 30, 2018. The estimated fair value of the warrants at issuance was $1,776,646, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	31%
Risk-free interest rate	2.587%
Expected term (in years)	4.2
Expected dividend yield	-
Fair value of common stock	$7.89

A total of 285,028 warrants were exercised during the six months ended June 30, 2018 for cash proceeds of $1,542,211.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2018

(unaudited)

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,623,077	3.62 years	$5.96	$54,880

Six months ended June 30, 2018:
Granted	455,298	4.5 years	$5.40	$1,411,424
Exercised	(285,028)	4.5 years	$5.41	-
Forfeited and cancelled	-	-	$-	-

Outstanding at June 30, 2018	2,793,347	3.50 years	$5.92	$7,196,481

14.	Related Party Transactions

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

15.	Subsequent Events

On July 10, 2018, the Company issued 4,792 shares of common stock in connection with employee option exercises.

Between July 2, 2018 and July 20, 2018, the Company raised an additional $447,020 under its private offering of promissory notes and accompanying warrants. The promissory notes bear interest at 5% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. For every $100,000 in principal, the Company issued to the investor 10,000 common stock purchase warrants, for a total of 88,000 warrants. The warrants, which are identical to the warrants that were issued in the Company’s public offering that was consummated in August 2017, are exercisable through August 10, 2022, unless earlier redeemed, at an exercise price of $5.40, subject to adjustment for stock splits, reverse splits and other similar recapitalization events. The Company has the option to redeem all or a part of the outstanding warrants at any time after the closing price of the Company’s common stock exceeds $7.65 for five consecutive trading days. In electing to redeem the warrants, the Company will provide 30 days’ notice of the redemption date, during which time the holders of outstanding warrants will have the opportunity to exercise their warrants at the exercise price then in effect. Any warrants remaining outstanding at the close of business on the 30th day of the notice period will be redeemed at a price of $0.15 per warrant, after which, the warrants will be cancelled.

Between July 2, 2018 and August 13, 2018, the Company received an aggregate of $5,314,070 upon exercise of a total of 984,087 common stock purchase warrants that were sold in the Company’s August 2017 public offering as well as the identical warrants that were sold in the private offering of promissory notes during 2018. As of August 13, 2018, there remains outstanding 535,885 warrants sold in the public offering, in addition to a remaining total of 80,000 identical warrants sold in the private placement noted above. We also issued 32,308 common shares associated with the exercise of common stock purchase warrants that were sold in a prior private offering.

Between July 2, 2018 and July 10, 2018, the Company issued 167,273 shares of common stock in connection with the conversion of $1,003,638 in convertible note principal and accrued interest.

On August 3, 2018 the Company announced that it is exercising its option to call for redemption of the common stock purchase warrants sold in the Company’s public unit offering in August 2017 and the warrants sold in the note offering between March and June 2018 (collectively, the “Common Stock Purchase Warrants”). Registered holders of the Common Stock Purchase Warrants will have until September 10, 2018 (the “Redemption Date”) to exercise each Common Stock Purchase Warrant for one share of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $5.40 per share. The Company has also arranged a call of the warrants issued between July 2, 2018 and July 20, 2018 in connection with its private offering of promissory notes totaling $447,020, on the same terms and conditions.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to: customer acceptance risks for current and new brands; reliance on external sources on financing; development risks for new products and brands; dependence on wholesale distributors; inventory carrying issue;, fluctuations in market demand and customer preferences; as well as general conditions of the alcohol and beverage industry; and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission.

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

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to turn our small size from a disadvantage into an advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products; for example, we developed our Hue-Hue Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Hue-Hue Coffee Rum, Oregon oak-aged whiskeys and Marionberry Whiskey.

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, we also provide contract bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. During 2018, we have begun to use our “slim line” canning equipment, newly installed at MotherLode, to profit from an emerging consumer interest in canned wine. We believe our location close to vineyards in Oregon and Washington is a competitive advantage.

RESULTS OF OPERATIONS

Overview

First half 2018 results benefitted from the impact of several key initiatives the Company started in 2017. Second quarter gross sales increased 90% over the prior year, and gross sales for the six months ended June 30, 2018 increased 80% over the prior year primarily due to five key factors: 1) the newly launched RRW product, which experienced very strong sales with its initial market launch, 2) increased wholesale sales traction within the Pacific Northwest, especially with our vodka product as we strategically invested in programs to promote the vodka product, 3) the re-launch of our new Burnside Bourbon packaging, which began in late 2017, and its corresponding growth, 4) the acquisitions of MotherLode and BBD, and the expansion of our private label business with our new canning abilities; and 5) the addition of retail locations within Oregon.

In order to support our planned growth, we invested heavily in our infrastructure (facilities, people, and marketing programs) during 2017. We believe we are now well positioned from a capacity and infrastructure standpoint to leverage those investments made and thus experience improved performance throughout 2018.

Three Months Ended June 30, 2018 Compared to the Three Months Ended June 30, 2017

Our sales for the three months ended June 30, 2018 increased to $1,675,067, or approximately 90%, from $883,522 for the three months ended June 30, 2017. The following table compares our sales in the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018		2017
Wholesale	$829,738	50%	$495,051	56%
Private Label	577,259	34%	75,813	9%
Retail / Special Events	268,070	16%	312,658	35%
Total	$1,675,067	100%	$883,522	100%

The increase in sales in the three months ended June 30, 2018 is primarily attributable to: the newly launched RRW product, increased wholesale sales traction within the Pacific Northwest, our acquisitions of MotherLode and BBD and related expansion of our private label business and canning abilities, offset by a reduction in retail due to store relocations.

Excise taxes, customer programs and incentives for the three months ended June 30, 2018 decreased to $150,380, or approximately 46%, from $278,492 for the comparable 2017 period. The decrease is primarily attributable to the lower federal excise tax rates that went into effect this year, in addition to decreased Oregon excise taxes (from our retail operations), partially offset by higher customer programs during the period.

During the three months ended June 30, 2018, cost of sales increased to $763,768, or approximately 94%, from $394,625 for the three months ended June 30, 2017. The increase is attributable to the costs associated with our increased liquor sales in the period as well as higher facilities costs.

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

The following table compares our gross profit and gross margin in the three months ended June 30, 2018 and 2017:

	Three Months Ended June 30,
	2018	2017

Gross profit	$760,919	$210,405
Gross margin	50%	35%

Our gross margin of 50% of net sales in the three months ended June 30, 2018 increased from our gross margin of 35% for the three months ended June 30, 2017 primarily due to the combination of our new products which have higher margins than prior legacy products as well as the new, lower federal excise tax. While our goal is to ultimately improve our overall gross margin, it may fluctuate around the current level due to the impact of two key factors: product sales mix and the related customer programs and incentives, both of which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the three months ended June 30, 2018 increased to $1,066,847, or approximately 94%, from $549,865 for the three months ended June 30, 2017. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the new RRW product launch.

General and administrative expenses for the three months ended June 30, 2018 increased to $1,495,486, or approximately 76%, from $848,472 for the three months ended June 30, 2017. This increase is primarily due to increased headcount and the associated compensation and benefits in addition to $254,548 higher stock-based compensation expense in 2018.

Total other expense, net was $104,515 for the three months ended June 30, 2018, compared to $95,753 for the three months ended June 30, 2017, an increase of 9%. This increase was primarily due to higher interest expense on notes payable in 2018.

Net loss attributable to common shareholders during the three months ended June 30, 2018 was $1,906,625 as compared to a loss of $1,287,651 for the three months ended June 30, 2017. The increase in our net loss was primarily attributable to our higher general and administrative expenses and advertising, promotional and selling expenses during 2018, partially offset by an increase in gross profit.

Six Months Ended June 30, 2018 Compared to the Six Months Ended June 30, 2017

Our sales for the six months ended June 30, 2018 increased to $3,088,249, or approximately 80%, from $1,713,191 for the six months ended June 30, 2017. The following table compares our sales in the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018		2017
Wholesale	$1,585,452	51%	$928,756	54%
Private Label	883,069	29%	191,683	11%
Retail / Special Events	619,728	20%	592,752	35%
Total	$3,088,249	100%	$1,713,191	100%

The increase in sales for the six months ended June 30, 2018 is primarily attributable to: the newly launched RRW product, increased wholesale sales traction within the Pacific Northwest, our acquisitions of MotherLode and BBD and related expansion of our private label business and canning abilities, and the addition of new and relocation of existing retail locations.

Excise taxes, customer programs and incentives for the six months ended June 30, 2018 decreased to $343,229, or approximately 31%, from $495,680 for the comparable 2017 period. The decrease is primarily attributable to the lower federal excise tax rates that went into effect this year, in addition to decreased Oregon excise taxes (from our retail operations), partially offset by higher customer programs during the period.

During the six months ended June 30, 2018, cost of sales increased to $1,391,291, or approximately 94%, from $717,538 for the six months ended June 30, 2017. The increase is attributable to the costs associated with our increased liquor sales in the period as well as higher facilities costs.

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

The following table compares our gross profit and gross margin in the six months ended June 30, 2018 and 2017:

	Six Months Ended June 30,
	2018	2017

Gross profit	$1,353,729	$499,973
Gross margin	49%	41%

Our gross margin of 49% of net sales in the six months ended June 30, 2018 increased from our gross margin of 41% for the six months ended June 30, 2017, primarily due to the combination of our new products which have higher margins than prior legacy products as well as the new, lower federal excise tax. While our goal is ultimately to improve our overall gross margin, it may fluctuate around the current level due to the impact of two key factors: product sales mix and the related customer programs and incentives, both of which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the six months ended June 30, 2018 increased to $1,709,824, or approximately 83%, from $935,997 for the six months ended June 30, 2017. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the new RRW product launch.

General and administrative expenses for the six months ended June 30, 2018 increased to $2,707,998, or approximately 72%, from $1,574,868 for the six months ended June 30, 2017. This increase is primarily due to increased headcount and the associated compensation and benefits in addition to $228,316 higher stock-based compensation expense in 2018.

Total other expense, net was $160,953 for the six months ended June 30, 2018, compared to $139,077 for the six months ended June 30, 2017, an increase of 16%. This increase was primarily due to higher interest expense on notes payable in 2018.

Net loss attributable to common shareholders during the six months ended June 30, 2018 was $3,225,149 as compared to a loss of $2,194,506 for the six months ended June 30, 2017. The increase in our net loss was primarily attributable to our higher general and administrative expenses and advertising, promotional and selling expenses during 2018, partially offset by an increase in gross profit.

Liquidity and Capital Resources

Six Months Ended June 30, 2018

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for the Company’s cash and liquidity needs have historically been generated from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings rather than from operations.

For the six months ended June 30, 2018 and 2017, the Company incurred a net loss of approximately $3.2 million and $2.2 million, respectively, and has an accumulated deficit of approximately $21.3 million as of June 30, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the six months ended June 30, 2018, the Company raised approximately $7.3 million from financing activities to meet cash flows used in operating activities.

At June 30, 2018, the Company had approximately $2.4 million of cash on hand with a positive working capital of $10.0 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability and increase sales. Management believes that cash on hand and proceeds generated from the most recent financings, along with revenue that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

The Company’s cash flows for the six months ended June 30, 2018 and 2017 are as follows:

	Six Months Ended June 30,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$(6,811,495)	$(2,751,955)
Investing activities	$(697,056)	$(147,991)
Financing activities	$7,274,894	$3,109,125

Operating Activities

During the six months ended June 30, 2018, our net loss plus non-cash adjustments used was approximately $2.2 million compared to using $1.5 million in 2017. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2018 as compared to 2017. In addition, there was an increase of $3.8 million in inventory, a $0.3 million increase in trade receivables and a $0.5 million net reduction in accounts payable and accrued liabilities in 2018. In 2017, there was a $0.1 million increase in inventory and $0.3 million net reduction accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $697,056 and $152,532 were incurred in the six months ended June 30, 2018 and 2017, respectively.

Financing Activities

During the six months ended June 30, 2018, the Company’s operating losses and working capital needs were primarily funded by $1.8 million in proceeds from warrant exercises, $3.6 million in proceeds from the issuance of promissory notes and $2.0 million in proceeds from a secured credit facility. Net cash flows provided by financing activities during the six months ended June 30, 2017 primarily consisted of $1.6 million in proceeds from the sale of common stock and $1.4 million in proceeds from the issuance of promissory notes.

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

Revenue Recognition

Net sales includes product sales, less excise taxes, customer programs and incentives. we recognize revenue by applying the following steps in accordance with ASC 606 – Revenue from Contracts with Customers: (i) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied. For the comparative periods, revenue has not been adjusted and continues to be reported under ASC 605 – Revenue Recognition, record revenue when all four of the following criteria are met: (i) there is persuasive evidence that an arrangement exists; (ii) delivery of the products and/or services has occurred; (iii) the selling price is fixed or determinable; and (iv) collectability is reasonably assured.

We recognize sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the OLCC, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. We exclude sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail location are recognized at the time of sale.

Sales received from online merchants who sell discounted gift certificates for our merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses based on the nature of the expenditure. Amounts paid to customers totaled $105,591 and $79,837 for the six months ended June 30, 2018 and 2017, respectively.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the six months ended June 30, 2018 and 2017.

Excise Taxes

The Company is responsible for compliance with Alcohol and Tobacco Tax and Trade Bureau (TTB) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $237,638 and $415,843 for the six months ended June 30, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $847,358 and $619,042 for the six months ended June 30, 2018 and 2017, respectively.

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

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

The following list sets forth information regarding all securities sold or granted by us during the period covered by this report that were not registered under the Securities Act, and the consideration, if any, received by us for such securities, which proceeds has been or will be used by us for general working capital purposes. The securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The purchasers were “accredited investors,” as such term is defined in Regulation D. The securities are non-transferable in the absence of an effective registration statement under the Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

During the first six months of 2018, the Company completed a private offering of promissory notes and accompanying warrants in which it raised $4,552,980 in gross proceeds. The promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. For every $100,000 in principal, the Company issued to the investor 10,000 common stock purchase warrants, for a total of 125,000 warrants. The warrants, which are identical to the warrants that were issued in the Company’s public offering that was consummated in August 2017, are exercisable through August 10, 2022, unless earlier redeemed, at an exercise price of $5.40, subject to adjustment for stock splits, reverse splits and other similar recapitalization events. The Company has the option to redeem all or a part of the outstanding warrants at any time after the closing price of the Company’s common stock exceeds $7.65 for five consecutive trading days. In electing to redeem the warrants, the Company will provide 30 days’ notice of the redemption date, during which time the holders of outstanding warrants will have the opportunity to exercise their warrants at the exercise price then in effect. Any warrants remaining outstanding at the close of business on the 30th day of the notice period will be redeemed at a price of $0.15 per warrant, after which, the warrants will be cancelled.

During the first six months of 2018, we issued 10,025 shares to our partner, Sandstrom Partners, as part of their branding work on our products, and 7,500 shares to two different service providers for services rendered.

On August 3, 2018 the Company announced that it is exercising its option to call for redemption of the common stock purchase warrants sold in the Company’s public unit offering in August 2017 and the warrants sold in the note offering between March and June 2018 (collectively, the “Common Stock Purchase Warrants”). Registered holders of the Common Stock Purchase Warrants will have until September 10, 2018 (the “Redemption Date”) to exercise each Common Stock Purchase Warrant for one share of the Company’s common stock, $0.0001 par value (the “Common Stock”), at $5.40 per share. The Company has also arranged a call of the warrants issued between July 2, 2018 and July 20, 2018 in connection with its private offering of promissory notes totaling $447,020, on the same terms and conditions.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.3	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.6	Amended and Restated Bylaws of the Company, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.
10.1	Credit and Security Agreement, dated May 10, 2018, between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 10-Q filed on May 14, 2018 and incorporated by reference herein.
10.2	Amended and Restated Redneck Riviera License Agreement dated May 31, 2018**
31.1	Certification of Grover Wickersham pursuant to Rule 13a-14(a).
31.2	Certification of Steven Shum pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

**Filed herewith; confidential status has been requested for certain portions of this exhibit pursuant to a Confidential Treatment Request filed August 13, 2018. Such provisions have been separately filed with the Commission.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Grover Wickersham
Grover Wickersham
Chief Executive Officer, Director
(Principal Executive Officer)
Date: August 13, 2018

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: August 13, 2018

