Form 10-Q
period 2018-09-30
Eastside Distilling, Inc.
filed 2018-11-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

As of November 14, 2018, 7,313,130 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2018

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2018 and December 31, 2017

(unaudited)

	September 30, 2018	December 31, 2017
Assets
Current assets:
Cash	$4,856,389	$2,586,315
Trade receivables	725,091	315,321
Inventories	10,175,031	4,051,282
Prepaid expenses and current assets	475,716	649,749
Total current assets	16,232,227	7,602,667
Property and equipment, net	1,482,313	728,506
Intangible assets, net	298,227	325,668
Goodwill	28,182	28,182
Other assets, net	453,820	343,942
Total Assets	$18,494,769	$9,028,965

Liabilities and Stockholders’ (Deficit) Equity
Current liabilities:
Accounts payable	$1,306,873	$1,267,189
Accrued liabilities	185,299	156,163
Deferred revenue	980	1,579
Current portion of notes payable	169,005	293,726
Total current liabilities	1,662,157	1,718,657
Secured credit facility, net of debt issuance costs	1,948,108	-
Notes payable - less current portion and debt discount	2,300,000	2,161,760
Total liabilities	5,910,265	3,880,417

Commitments and contingencies (Note 11)

Stockholders’ (deficit) equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 0 shares issued and outstanding at September 30, 2018 and December 31, 2017	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized; 7,202,648 and 4,889,745 shares issued and outstanding at September 30, 2018 and December 31, 2017, respectively	720	489
Additional paid-in capital	36,511,301	23,223,435
Accumulated deficit	(23,942,464)	(18,090,961)
Total Eastside Distilling, Inc. Stockholders’ Equity	12,569,557	5,132,963
Noncontrolling interests	14,947	15,585
Total Stockholders’ Equity	12,584,504	5,148,548
Total Liabilities and Stockholders’ Equity	$18,494,769	$9,028,965

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the three and nine months ended September 30, 2018 and 2017

(unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2018	September 30, 2017	September 30, 2018	September 30, 2017
Sales	$1,698,848	$895,182	$4,787,097	$2,608,373
Less excise taxes, customer programs and incentives	209,801	276,845	553,030	772,525
Net sales	1,489,047	618,337	4,234,067	1,835,848
Cost of sales	886,828	384,265	2,278,119	1,101,803
Gross profit	602,219	234,072	1,955,948	734,045
Operating expenses:
Advertising, promotional and selling expenses	1,128,593	563,754	2,838,417	1,499,751
General and administrative expenses	1,559,833	1,040,942	4,267,831	2,615,810
Loss on disposal of property and equipment	-	-	-	40,975
Total operating expenses	2,688,426	1,604,696	7,106,248	4,156,536
Loss from operations	(2,086,207)	(1,370,624)	(5,150,300)	(3,422,491)
Other income (expense), net
Interest expense	(540,250)	(41,436)	(703,903)	(184,998)
Other income (expense)	-	900	2,700	5,385
Total other expense, net	(540,250)	(40.536)	(701,203)	(179,613)
Loss before income taxes	(2,626,457)	(1,411,160)	(5,851,503)	(3,602,104)
Provision for income taxes	-	-	-	-
Net loss	$(2,626,457)	$(1,411,160)	$(5,851,503)	$(3,602,104)

Dividends on convertible preferred stock	-	-	-	5,037
Income (loss) attributable to noncontrolling interests	(534)	301	(637)	(1,174)

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(2,626,991)	$(1,411,461)	$(5,852,140)	$(3,605,967)

Basic and diluted net loss per common share	$(0.42)	$(0.34)	$(1.07)	$(1.08)

Basic and diluted weighted average common shares outstanding	6,256,459	4,142,632	5,462,070	3,342,332

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the nine months ended September 30, 2018 and 2017

(unaudited)

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(5,851,503)	$(3,602,104)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	262,168	53,770
Loss on disposal of property and equipment	-	40,975
Amortization of debt issuance costs and debt discount	388,464	68,305
Issuance of common stock in exchange for services	456,071	413,936
Stock-based compensation	986,193	486,194

Changes in operating assets and liabilities:
Trade receivables	(409,770)	158,374
Inventories	(6,123,749)	(1,403,499)
Prepaid expenses and other assets	(107,251)	(243,829)
Accounts payable	39,575	61,669
Accrued liabilities	5,266	(587,112)
Deferred revenue	(599)	(1,306)
Net cash used in operating activities	(10,355,135)	(4,554,627)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	4,541
Purchases of property and equipment	(944,248)	(381,837)
Net cash used in investing activities	(944,248)	(377,296)
Cash Flows From Financing Activities:
Proceeds from the issuance of common stock	324,000	-
Stock issuance cost related to acquisitions	-	(19,980)
Stock issuance costs related to common shares issued for preferred conversion	-	(15,000)
Proceeds from common stock, net of issuance costs of $1,120,323, with detachable warrants	-	6,707,487
Proceeds from option exercise	105,944	-
Proceeds from warrant exercise	10,245,987	159,250
Proceeds from notes payable, warrants issued	447,020	-
Payments on conversion of note payable	-	(90,000)
Payments of principal on notes payable	(3,123,494)	(107,815)
Proceeds from convertible notes payable, net of issuance costs	3,630,000	1,400,000
Proceeds from secured credit facility, net of issuance costs	1,940,000	-
Net cash provided by financing activities	13,569,457	8,033,942
Net (decrease) increase in cash	2,270,074	3,102,019
Cash - beginning of period	2,586,315	1,088,066
Cash - end of period	$4,856,389	$4,190,085

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$208,613	$90,276

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of debt discount	$351,348	$-
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$-	$377,000
Issuance of common stock for the acquisition of Big Bottom Distilling, LLC	$-	$134,858
Issuance of common stock in exchange for services recorded as other assets	$-	$145,000
Common stock issued in exchange of notes payable	$945,374	$505,637
Note payable issued in exchange of accounts payable	$-	$60,000

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

1.	Description of Business

Eastside Distilling, Inc. (referred to herein as “Eastside,” “EAST,” “the Company,” “us,” or “we”) is an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike other distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. During 2017, with the assistance of Sandstrom Partners and using our in-house spirits expertise, we created Redneck Riviera Whiskey (“RRW”) in collaboration with country music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States in early 2018 primarily through Republic National Distributing Company (“RNDC”). We believe that RRW will achieve commercial success on a broad scale, and we have therefore focused our sales efforts on RRW outside Oregon. RRW has been a key growth engine in 2018 to date and we believe it will continue to be a growth area into 2019. We further believe that the success of RRW will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

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

We currently sell our products in 41 states (Oregon, Washington, California, Alabama, Alaska, Arizona, Arkansas, Colorado, Connecticut, Florida, Georgia, Idaho, Indiana, Illinois, Iowa, Kansas, Kentucky, Louisiana, Maryland, Massachusetts, Michigan, Minnesota, Mississippi, Missouri, Nebraska, Nevada, New Jersey, New Mexico, New York, North Carolina, North Dakota, Oklahoma, Rhode Island, South Carolina, South Dakota, Tennessee, Texas, Virginia, West Virginia, Wisconsin and Wyoming) as well as the District of Columbia and Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its retail tasting rooms in Oregon. The Company is subject to the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB).

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of notes, convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $5,851,503 and has an accumulated deficit of $23,942,464 for the nine months ended September 30, 2018. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the nine months ended September 30, 2018, the Company raised $13,569,457 in proceeds from financing activities.

At September 30, 2018, the Company had $4,856,389 of cash on hand with a positive working capital of $14,570,070. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, by managing expenses while increasing sales. In addition, through November 14, 2018, the Company raised an additional $482,004 in cash through the exercise of previously issued warrants (see Note 15, Subsequent Events). Management believes that cash on hand and proceeds generated from the most recent financings, along with revenue that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP) for interim financial information and with instructions for Form 10-Q and, therefore, do not include all disclosures necessary for a complete presentation of financial condition, results of operations, and cash flows in conformity with GAAP. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2018, our operating results for the three and nine months ended September 30, 2018 and 2017 and our cash flows for the nine months ended September 30, 2018 and 2017. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017. Interim results are not necessarily indicative of the results that may be expected for the entire fiscal year ending December 31, 2018. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary, MotherLode (beginning as of March 8, 2017), and majority-owned subsidiary, BBD (beginning as of May 1, 2017). All intercompany balances and transactions have been eliminated in consolidation.

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

September 30, 2018

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses based on the nature of the expenditure. Amounts paid to customers totaled $192,801 and $118,389 for the nine months ended September 30, 2018 and 2017, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $2,838,417 and $1,499,751 for the nine months ended September 30, 2018 and 2017, respectively.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at September 30, 2018 and December 31, 2017.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At September 30, 2018, five customers represented 72% of trade receivables, and at December 31, 2017, two customers represented 79% of trade receivables. Sales to two customers accounted for approximately 44% of net sales for the nine months ended September 30, 2018 and 2017.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At September 30, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at September 30, 2018 and December 31, 2017. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible notes payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At September 30, 2018 and December 31, 2017, the Company’s notes payable, convertible notes payable and secured credit facility balances outstanding are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the nine months ended September 30, 2018 and 2017.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At December 31, 2017, an impairment loss of $218,374 was recognized related to its acquisition of Big Bottom Distillery, LLC. At September 30, 2018, no additional impairment loss was recognized.

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At September 30, 2018 and December 31, 2017, the Company established valuation allowances against its net deferred tax assets.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the nine months ended September 30, 2018 and 2017.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2012.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the nine months ended September 30, 2018 and 2017.

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $360,229 and $654,136 for the nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $986,193 and $486,194 for the nine months ended September 30, 2018 and 2017, respectively.

Accounts Receivable Factoring Program

During the three months ended June 30, 2017, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remitted payment, we would receive the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices had recourse should the customer fail to pay the invoice. Thus, we recorded factored amounts as a liability until the customer remitted payment and we received the remaining 25% of the non-factored amount. We did not factor any invoices and did not incur any fees associated with the factoring program during the nine months ended September 30, 2018. At September 30, 2018 and 2017, we had no factored invoices outstanding. We incurred fees associated with the factoring program of $63,238 during the nine months ended September 30, 2017.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

September 30, 2018

(unaudited)

4.	Business Acquisitions

During the fiscal year 2017, the Company completed the following acquisitions:

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon-based provider of bottling services and production support to craft distilleries. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018 include MotherLode’s results of operations. For the three and nine months ended September 30, 2017, MotherLode’s results of operations are included from the acquisition date of March 8, 2017 through September 30, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations,” whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. MotherLode had approximately $375,000 in revenues (unaudited) in 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The allocation of the purchase price is as follows:

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

Big Bottom Distillery, LLC

On May 1, 2017, the Company acquired 90% of the ownership of Big Bottom Distillery, LLC (“BBD”), a Hillsboro, Oregon-based distiller of super premium spirits. The Company’s condensed consolidated financial statements for the three and nine months ended September 30, 2018 include BBD’s results of operations. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations,” whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. BBD had approximately $201,000 in revenues (unaudited) in 2016.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

The allocation of the purchase price is as follows:

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

5.	Inventories

Inventories consist of the following:

	September 30, 2018	December 31, 2017
Raw materials	$9,118,551	$3,755,477
Finished goods	1,056,480	295,805
Total inventories	$10,175,031	$4,051,282

6.	Property and Equipment

Property and equipment consists of the following:

	September 30, 2018	December 31, 2017
Furniture and fixtures	$1,011,250	$326,088
Leasehold improvements	477,184	56,410
Vehicles	49,483	49,483
Construction in progress	210,979	372,667
Total cost	1,748,896	804,648
Less accumulated depreciation	(266,583)	(76,142)
Property and equipment - net	$1,482,313	$728,506

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Purchases of property and equipment totaled $944,248 and $381,837 for the nine months ended September 30, 2018 and 2017, respectively. Depreciation and amortization expense totaled $190,441 and $25,736 for the nine months ended September 30, 2018 and 2017, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at September 30, 2018 and December 31, 2017 consists of the following:

	September 30, 2018	December 31, 2017
Permits and licenses	$25,000	$25,000
Customer lists	351,432	351,432
Goodwill	28,182	28,182
Total intangible assets and goodwill	404,614	404,614
Less accumulated amortization	(78,205)	(50,764)
Intangible assets and goodwill - net	$326,409	$353,850

Amortization expense totaled $37,655 and $28,033 for the nine months ended September 30, 2018 and 2017, respectively.

8.	Other Assets

Other assets consist of the following:

	September 30, 2018	December 31, 2017
Product branding	$285,000	$285,000
Deposits	213,109	58,942
Less accumulated amortization	(44,289)	-
Other assets	$453,820	$343,942

As of September 30, 2018, the Company had $285,000 of capitalized costs related to services provided for the rebranding of its Burnside product line. This amount is being amortized over a seven-year life. Additionally, there was $190,000 in deposits for the branding services related to the future release of other product lines. The remaining deposits of $23,109 represent office and retail space lease deposits.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

9.	Notes Payable

Notes payable consists of the following:

	September 30, 2018	December 31, 2017
Notes payable bearing interest at 8%. The notes have a 2-year maturity, are due on April 5, 2019 and pay interest-only on a monthly basis.	$150,000	$407,500
Note payable bearing interest at 2.74%. The note is payable in monthly principal plus interest payments of $100 through December 2019. The note was paid in full in September 2018.	-	2,306
Note payable bearing interest at 4.00%. The note is payable in quarterly principal plus interest payments of $9,614 through March 2019.	19,005	56,341
Convertible notes payable bearing interest at 4.00%. The notes principal plus accrued interest is due in full at various dates between April 3, 2020 – September 30, 2020. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes will be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event will the conversion price be less than $6.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion price of $6.00.	-	927,192
Promissory notes payable bearing interest at 8.00%. The notes’ principal is due on June 30, 2019. Interest is paid monthly.	-	1,101,840
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	-
Total notes payable	2,469,005	2,495,179
Less current portion	(169,005)	(293,726)
Less debt discount for detachable warrant	-	(39,693)
Long-term portion of notes payable	$2,300,000	$2,161,760

Maturities on notes payable as of September 30, 2018, are as follows:

Year ending December 31:

2018	$-
2019	169,005
2020	-
2021	2,300,000
Thereafter	-
$2,469,005

10.	Secured Credit Facility

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

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made and continuing until each such Loan is paid in full. The Company will pay the outstanding principal amount of the Loans: (i) in a one-time payment on the termination date of the Credit and Security Agreement, which shall take place 37 months from the effective date thereof, or earlier pursuant to other provisions thereof; and (ii) the Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty.

The current market value of the Company’s bulk whiskey, bourbon and rye inventories must be at least 120% of the outstanding Loan balance.

11.	Commitments and Contingencies

Operating Leases

The Company leases its corporate office, warehouse, kiosks, and tasting room space under operating lease agreements which expire at various dates through March 2021. Monthly lease payments range from $1,913 to $21,635 over the terms of the leases. For operating leases which contain fixed escalations in rental payments, the Company records the total rent expense on a straight-line basis over the lease term. The difference between the expense computed on a straight-line basis and actual payments for rent represents deferred rent, which is included within accrued liabilities on the accompanying consolidated balance sheets. Retail spaces under lease are subject to monthly percentage rent adjustments when gross sales exceed certain minimums.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

At September 30, 2018, future minimum lease payments required under the operating leases are approximately as follows:

2018	$135,099
2019	491,000
2020	392,603
2021	75,525
2022	-
Thereafter	-
Total	$1,094,227

Total rent expense was $295,319 and $248,535 for the nine months ended September 30, 2018 and 2017, respectively.

Legal Matters

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

12.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at September 30, 2018 and 2017. The numerators and denominators used in computing basic and diluted net loss per common share in 2018 and 2017 are as follows:

	Three months ended September 30,
	2018	2017
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(2,626,991)	$(1,411,461)
Weighted average shares (denominator)	6,256,459	4,142,632
Basic and diluted net loss per common share	$(0.42)	$(0.34)

	Nine months ended September 30,
	2018	2017
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(5,852,140)	$(3,605,967)
Weighted average shares (denominator)	5,462,070	3,342,332
Basic and diluted net loss per common share	$(1.07)	$(1.08)

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

13.	Stockholder’s Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’	Non-controlling interest in consolidated	Total
	Shares	Amount	Capital	Deficit	Equity	Entities	Equity
Balance, December 31, 2017	4,889,745	$489	$23,223,435	$(18,090,961)	$5,132,963	$15,585	$5,148,548

Issuance of common stock	60,000	6	323,994		324,000		324,000
Issuance of common stock from warrant exercise for cash	1,430,978	144	7,487,034	-	7,487,178	-	7,487,178
Issuance of common stock for services by third parties	71,833	6	329,590	-	329,596	-	329,596
Issuance of common stock for services by employees	53,608	5	489,023	-	489,028	-	489,028
Issuance of common stock in exchange of debt	667,273	67	3,703,571	-	3,703,638	-	3,703,638
Issuance of detachable warrants on notes payable	-	-	351,548	-	351,548	-	351,548
Stock option exercises	29,211	3	105,941	-	105,944	-	105,944
Stock-based compensation	-	-	586,016	-	586,016	-	586,016
Net issuance to settle RSUs	-	-	(88,851)	-	(88,851)	-	(88,851)
Net loss attributable to noncontrolling interests	-	-	-	-	-	(638)	(638)
Net loss attributable to common shareholders	-	-	-	(5,851,503)	(5,851,503)	-	(5,851,503)
Balance, September 30, 2018	7,202,648	$720	$ ,36,511,301	$(23,942,464)	$12,569,557	$14,947	$12,584,504

Reverse Stock Splits

All shares related and per share information in these financial statements has been adjusted to give effect to the 20-for-1 reverse stock split of the Company’s common stock, effected on October 18, 2016, and the 3-for-1 reverse stock split of the Company’s common stock, effected on June 15, 2017.

Issuance of Common Stock

During the nine months ended September 30, 2018, the Company issued 1,345,978 shares of common stock at $5.40 per share in connection with the exercise of warrants for cash proceeds of $7,268,281, and 500,000 shares of common stock at $5.40 per share in connection with the exercise of warrants in exchange for a reduction in outstanding note principal of $2,700,000. In addition, the Company issued 167,273 shares of common stock at $6.00 per share in exchange for outstanding note principal and interest.

During the nine months ended September 30, 2018, the Company issued 120,000 shares of common stock at $5.40 per share in connection with the exercise of underwriter units. Each unit consisted of one share of common stock and one common stock warrant exercisable at $5.40 per share.

During the nine months ended September 30, 2018, the Company issued 25,000 shares of common stock at an average of $4.00 per share in connection with the exercise of warrants for proceeds of $100,000. In addition, the Company issued 54,308 shares of common stock at an average of approximately $4.07 per share in exchange for services rendered.

During the nine months ended September 30, 2018, the Company issued 53,608 shares of common stock to directors and employees for stock-based compensation of $489,029. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.99 - $8.50 per share.

During the nine months ended September 30, 2018, the Company issued 29,211 shares of common stock in connection with existing option exercises, at an average exercise price of $4.62.

During the nine months ended September 30, 2018, the Company issued 17,525 shares of common stock to consultants in exchange for services. The shares were valued using the closing share price of our common stock on the date of grant, with a range of $3.99 - $7.40 per share, for a total value of $87,118.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

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

September 30, 2018

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

September 30, 2018

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

As of September 30, 2018, the Company has zero shares of preferred stock outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan is 166,667 shares, subject to adjustment. On January 1, 2017, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors (the “Board”) approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one-year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one-year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. The exercise price per share of each stock option will not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. On January 1, 2018, the number of shares available for grant under the 2016 Plan reset to 1,131,880 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, added to the prior year plan amount. At September 30, 2018, there were 778,237 options and 186,317 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At September 30, 2018, there were 14,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options which are not registered under a formal option plan. At September 30, 2018, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the nine months ended September 30, 2018 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2017	369,006	$6.47
Options granted	486,500	$4.61
Options exercised	(37,630)	5.24
Options canceled	(71,945)	$4.65
Outstanding at September 30, 2018	745,931	$5.09

Exercisable at September 30, 2018	304,791	$5.84

The aggregate intrinsic value of options outstanding at September 30, 2018 was $2,445,582.

At September 30, 2018, there were 441,125 unvested options with an aggregate grant date fair value of $1,153,548. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at September 30, 2018 was $1,597,548. During the nine months ended September 30, 2018, 153,509 options became vested.

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

September 30, 2018

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2018:

Risk-free interest rate	2.44%
Expected term (in years)	6.21
Dividend yield	-
Expected volatility	63%

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2018 was $2.59. The aggregate grant date fair value of the 486,500 options granted during the nine months ended September 30, 2018 was $1,250,405.

For the nine months ended September 30, 2018 and 2017, total stock option expense related to stock options was $586,016 and $373,278, respectively. At September 30, 2018, the total compensation cost related to stock options not yet recognized is approximately $1,271,455, which is expected to be recognized over a weighted-average period of approximately 2.57 years.

Warrants

During the nine months ended September 30, 2018, the Company issued an aggregate of 500,000 common stock warrants in connection with the purchase of $5.0 million in promissory notes. $4.08 million was purchased with new cash proceeds and $922,980 was purchased from the conversion of prior existing notes. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of September 30, 2018. The estimated fair value of the warrants at issuance was $1,951,080, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	31%
Risk-free interest rate	2.587%
Expected term (in years)	4.2
Expected dividend yield	-
Fair value of common stock	$7.89

A total of 1,870,978 warrants were exercised during the nine months ended September 30, 2018 for cash proceeds of $7,368,281 and a $2,700,000 reduction of outstanding note principal. In addition, 54,308 warrants were exercised during the nine month period at an average of approximately $4.07 per share in exchange for services rendered.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2018

(unaudited)

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,623,077	3.62 years	$5.96	$54,880

Nine months ended September 30, 2018:
Granted	500,000	4.5 years	$5.40	$1,400,000
Exercised	(1,925,286)	4.5 years	$5.34	-
Forfeited and cancelled	(34,022)	4.5 years	$5.40	-

Outstanding at September 30, 2018	1,163,769	2.28 years	$6.75	$1,687,465

14.	Related Party Transactions

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

On August 10, 2017, Mr. Wickersham and his affiliates purchased 55,555 units at $4.50 per unit, with each unit consisting of one share of common stock and one Public Warrant, for total proceeds of approximately $250,000 in cash. On August 9, 2018, Mr. Wickersham and his affiliates exercised the 55,555 warrants associated with the 2017 unit offering at an exercise price of $5.40 per share, for total proceeds of approximately $300,000.

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a Black-Scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom in 2018. On August 11, 2018, we issued 42,000 shares of common stock to Sandstrom in connection with the exercise of their 42,000 warrants in exchange for services rendered.

On December 29, 2017, the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $464,750. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amounts due under this Note will become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. The payee used a balance of $379,750 to purchase the Company’s new private offering of notes with warrants. The remaining principal balance of $85,000 was paid in April 2018. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, the Payee was issued 37,975 warrants, exercisable at $5.40 per share. On August 9, 2018, the PSP exercised the 37,975 warrants at $5.40 per share in exchange for a reduction in outstanding note principal due.

On December 29, 2017, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “Wickersham Trust”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $179,300. Interest is paid monthly. The note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amounts due under this Note will become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of Payee, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. During the first quarter of 2018, the payee used the balance to purchase the Company’s new private offering of notes with warrants. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, the Payee was issued 17,930 warrants, exercisable at $5.40 per share. On August 9, 2018, the Trust exercised the 17,930 warrants at $5.40 per share in exchange for a reduction in outstanding note principal due.

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

In October, the Company issued 12,595 and 6,125 shares of common stock to employees for stock-based compensation of $100,004 and $48,204, respectively. The shares were valued using the closing share price of our common stock on the date of the grants, or $7.94 and $7.57 per share, respectively. In addition, during October, the Company issued 9,875 shares of common stock to consultants in exchange for services.

During October 2018, the Company issued 1,553 shares of common stock in connection with employee option exercises.

Between October 12, 2018 and November 14, 2018, the Company received an aggregate of $482,004 upon exercise of a total of 80,334 common stock purchase warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended, that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project, and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to: customer acceptance risks for current and new brands; reliance on external sources on financing; development risks for new products and brands; dependence on wholesale distributors; inventory carrying issue; fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry; and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2017 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission.

Business Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike other distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. During 2017, with the assistance of Sandstrom Partners and using our in-house spirits expertise, we created Redneck Riviera Whiskey (“RRW”) in collaboration with country music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States in early 2018 primarily through Republic National Distributing Company (“RNDC”). We believe that RRW will achieve commercial success on a broad scale, and we have therefore focused our sales efforts on RRW outside Oregon. RRW has been a key growth engine in 2018 to date and we believe it will continue to be a growth area into 2019. We further believe that the success of RRW will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

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

RESULTS OF OPERATIONS

Overview

Results for the first nine months of 2018 benefitted from the impact of several key initiatives the Company started in 2017. Third quarter gross sales increased 93% over the prior year, and gross sales for the nine months ended September 30, 2018 increased 85% over the prior year primarily due to several key factors: 1) the newly launched RRW product, which experienced very strong sales with its initial market launch, 2) increased wholesale sales traction within the Pacific Northwest, especially with our vodka product as we strategically invested in programs to promote the vodka product, 3) the re-launch of our new Burnside Bourbon packaging, which began in late 2017, and its corresponding growth, and 4) the acquisitions of MotherLode and BBD, and the expansion of our private label business with our new canning abilities.

In order to support our planned growth, we invested heavily in our infrastructure (facilities, people, and marketing programs) during 2017 and 2018. We believe we are now well positioned from a capacity and infrastructure standpoint to leverage those investments made and thus experience improved performance throughout the remainder of 2018 and into 2019.

Three Months Ended September 30, 2018 Compared to the Three Months Ended September 30, 2017

Our sales for the three months ended September 30, 2018 increased to $1,698,848, or approximately 90%, from $895,182 for the three months ended September 30, 2017. The following table compares our sales in the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018		2017
Wholesale	$1,018,635	60%	$520,698	58%
Private Label	455,155	27%	65,426	7%
Retail / Special Events	225,058	13%	309,058	35%
Total	$1,698,848	100%	$895,182	100%

The increase in sales in the three months ended September 30, 2018 is primarily attributable to: the newly launched RRW product, increased wholesale sales traction within the Pacific Northwest, our acquisitions of MotherLode and BBD and related expansion of our private label business and canning abilities, offset by a reduction in retail due to store relocations.

Excise taxes, customer programs and incentives for the three months ended September 30, 2018 decreased to $209,801, or approximately 24%, from $276,845 for the comparable 2017 period. The decrease is primarily attributable to the lower federal excise tax rates that went into effect this year and decreased sales from our retail operations, partially offset by the increase in wholesale sales volume.

During the three months ended September 30, 2018, cost of sales increased to $886,828, or approximately 131%, from $384,265 for the three months ended September 30, 2017. The increase is attributable to the costs associated with our increased liquor sales in the period as well as higher fixed facilities costs.

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

The following table compares our gross profit and gross margin in the three months ended September 30, 2018 and 2017:

	Three Months Ended September 30,
	2018	2017

Gross profit	$602,219	$234,072
Gross margin	40%	38%

Our gross margin of 40% of net sales in the three months ended September 30, 2018 increased from our gross margin of 38% for the three months ended September 30, 2017 primarily due to the lower federal excise tax in 2018, partially offset by the change in revenue mix which included a higher percentage of lower margin private label sales. While our goal is to ultimately improve our overall gross margin, it may fluctuate due to the impact of two key factors: product sales mix and the related customer programs and incentives, both of which are subject to seasonal fluctuations, specific promotional activities occurring in any given period and the overall competitive environment.

Advertising, promotional and selling expenses for the three months ended September 30, 2018 increased to $1,128,593, or approximately 100%, from $563,754 for the three months ended September 30, 2017. This increase is primarily due to our efforts to expand product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the new RRW product launch. For the three months ended September 30, 2018, $465,778 in advertising, promotional and selling expenses is attributable to the RRW marketing and expansion efforts.

General and administrative expenses for the three months ended September 30, 2018 increased to $1,559,833, or approximately 50%, from $1,040,942 for the three months ended September 30, 2017. This increase is primarily due to increased headcount and the associated compensation and benefits in addition to $128,041 higher stock-based compensation expense in 2018.

Total other expense, net was $540,250 for the three months ended September 30, 2018, compared to $40,536 for the three months ended September 30, 2017, an increase of $499,714. This increase was primarily due to the recognition of $332,483 of debt discount related to the principal paydown of outstanding notes as a result of the exercise of the warrants attached to those notes in addition to higher interest expense on notes payable in 2018.

Net loss attributable to common shareholders during the three months ended September 30, 2018 was $2,626,991 as compared to a loss of $1,411,461 for the three months ended September 30, 2017. The increase in our net loss was primarily attributable to our higher general and administrative expenses, advertising, promotional and selling expenses, and interest expense during 2018, partially offset by an increase in gross profit.

Nine Months Ended September 30, 2018 Compared to the Nine Months Ended September 30, 2017

Our sales for the nine months ended September 30, 2018 increased to $4,787,097, or approximately 84%, from $2,608,373 for the nine months ended September 30, 2017. The following table compares our sales in the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018		2017
Wholesale	$2,715,065	57%	$1,445,651	55%
Private Label	1,338,224	28%	257,109	10%
Retail / Special Events	733,808	15%	905,613	35%
Total	$4,787,097	100%	$2,608,373	100%

The increase in sales for the nine months ended September 30, 2018 is primarily attributable to: the newly launched RRW product, increased wholesale sales traction within the Pacific Northwest, our acquisitions of MotherLode and BBD and related expansion of our private label business and canning abilities, and the addition of new and relocation of existing retail locations.

Excise taxes, customer programs and incentives for the nine months ended September 30, 2018 decreased to $553,030, or approximately 28%, from $772,525 for the comparable 2017 period. The decrease is primarily attributable to the lower federal excise tax rates that went into effect this year, in addition to decreased Oregon excise taxes (from our retail operations), partially offset by higher customer programs during the period.

During the nine months ended September 30, 2018, cost of sales increased to $2,278,119, or approximately 105%, from $1,101,803 for the nine months ended September 30, 2017. The increase is attributable to the costs associated with our increased liquor sales in the period as well as higher fixed facilities costs.

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

The following table compares our gross profit and gross margin in the nine months ended September 30, 2018 and 2017:

	Nine Months Ended September 30,
	2018	2017

Gross profit	$1,955,948	$734,045
Gross margin	46%	40%

Our gross margin of 46% of net sales in the nine months ended September 30, 2018 increased from our gross margin of 40% for the nine months ended September 30, 2017, primarily due to the change in revenue mix and lower federal excise taxes in 2018, which was partially offset by a higher percentage of lower margin private label sales. While our goal is to ultimately improve our overall gross margin, it may fluctuate due to the impact of product sales mix and the related customer programs and incentives, both of which are subject to seasonal fluctuations, specific promotional activities occurring in any given period, and the overall competitive environment.

Advertising, promotional and selling expenses for the nine months ended September 30, 2018 increased to $2,838,417, or approximately 89%, from $1,499,751 for the nine months ended September 30, 2017. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the new RRW product launch. For the nine months ended September 30, 2018, $882,261 in advertising, promotional and selling expenses is attributable to the RRW marketing and expansion efforts.

General and administrative expenses for the nine months ended September 30, 2018 increased to $4,267,831, or approximately 63%, from $2,615,810 for the nine months ended September 30, 2017. This increase is primarily due to increased headcount and the associated compensation and benefits in addition to $499,999 higher stock-based compensation expense in 2018.

Total other expense, net was $701,203 for the nine months ended September 30, 2018, compared to $179,613 for the nine months ended September 30, 2017, an increase of $521,590. This increase was primarily due to the recognition of $332,483 of debt discount related to the principal paydown of outstanding notes as a result of the exercise of the warrants attached to those notes in addition to higher interest expense on notes payable in 2018.

Net loss attributable to common shareholders during the nine months ended September 30, 2018 was $5,852,140 as compared to a loss of $3,605,967 for the nine months ended September 30, 2017. The increase in our net loss was primarily attributable to our higher general and administrative expenses, advertising, promotional and selling expenses, and interest expense during 2018, partially offset by an increase in gross profit.

Liquidity and Capital Resources

Nine Months Ended September 30, 2018

The Company’s primary capital requirements are for the financing of inventories, and cash used in operating activities. Funds for the Company’s cash and liquidity needs have historically been generated from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings rather than from operations.

For the nine months ended September 30, 2018 and 2017, the Company incurred a net loss of approximately $5.9 million and $3.6 million, respectively, and has an accumulated deficit of approximately $24.0 million as of September 30, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the nine months ended September 30, 2018, the Company raised approximately $13.6 million from financing activities to meet cash flows used in operating activities.

At September 30, 2018, the Company had approximately $4.9 million of cash on hand with a positive working capital of $14.6 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability and increase sales. Management believes that cash on hand and proceeds generated from the most recent financings, along with revenue that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

The Company’s cash flows for the nine months ended September 30, 2018 and 2017 are as follows:

	Nine Months Ended September 30,
	2018	2017
Net cash flows provided by (used in):
Operating activities	$(10,355,135)	$(4,554,627)
Investing activities	$(944,248)	$(377,296)
Financing activities	$13,569,457	$8,033,942

Operating Activities

During the nine months ended September 30, 2018, our net loss plus non-cash adjustments used was approximately $3.8 million compared to using $2.5 million in 2017. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2018 as compared to 2017. In addition, there was an increase of $6.1 million in inventory, a $0.4 million increase in trade receivables and a $0.1 increase in prepaid expenses and other assets. In 2017, there was a $1.4 million increase in inventory, a $0.2 million increase in prepaid expenses and other assets, and $0.5 million net reduction accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. Capital expenditures of $0.9 million and $0.4 million were incurred in the nine months ended September 30, 2018 and 2017, respectively.

Financing Activities

During the nine months ended September 30, 2018, the Company’s operating losses and working capital needs were primarily funded by $10.3 million in proceeds from warrant exercises, $4.1 million in proceeds from the issuance of promissory notes, $2.0 million in proceeds from a secured credit facility, and $0.3 million in proceeds from the sale of common stock. Net cash flows provided by financing activities during the nine months ended September 30, 2017 primarily consisted of $6.7 million in proceeds from the sale of common stock, warrant exercises of $0.2 million and $1.4 million in proceeds from the issuance of promissory notes.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses based on the nature of the expenditure. Amounts paid to customers totaled $192,801 and $118,389 for the nine months ended September 30, 2018 and 2017, respectively.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. We have recorded no write-downs of inventory for the nine months ended September 30, 2018 and 2017.

Excise Taxes

The Company is responsible for compliance with Alcohol and Tobacco Tax and Trade Bureau (TTB) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $360,229 and $654,136 for the nine months ended September 30, 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Stock-based compensation was $986,193 and $900,130 for the nine months ended September 30, 2018 and 2017, respectively.

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

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2018, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation is time consuming and expensive to resolve, and it diverts management resources.

ITEM 1A – RISK FACTORS

An investment in our common stock involves risks. You should carefully consider the risk factors listed below together with those discussed under the heading “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2017. The risks and uncertainties we have described are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also affect our operations. If any of these risks actually occurs, our business, results of operations, and financial condition could suffer, and you could lose your investment in us.

The Company’s organizational structure remains under development and the Company’s rapid growth continually stretches our personnel in terms of time and expertise.

Our growth over the past several years has benefited from an expanding product line (e.g., our Redneck Riviera Whiskey), key consultations with industry experts (e.g., our collaboration with Sandstrom Partners), celebrity sponsorships (e.g., John Rich), and strategic acquisitions (e.g., MotherLode and Big Bottom Distillery). While we believe our diversified approach to growth has been relatively successful, such growth has put extra demands on our management, as has the need for greater resources to maintain our expanded product line and key relationships. With so many new products and initiatives (e.g., canning wine), many of which remain unproven in the market, the Company’s ability to manage and evolve continues to require that it constantly assess and optimize the skillsets of its members of management, and there are no guarantees that the Company will succeed in organizing itself as efficiently or effectively as will prove to be necessary to succeed, or that the Company will be able to attract and retain members of management who are adequately able to handle the Company’s ever-evolving needs.

Worldwide and domestic economic trends and financial market conditions could adversely impact our financial performance.

We are subject to risks associated with worldwide and domestic economic conditions, including economic slowdowns and the disruption, volatility and tightening of credit and capital markets. Although economic conditions in the United States have improved since the economic downturn several years ago, future economic deterioration in the United States or worldwide could adversely impact our major suppliers, distributors and retailers. The inability of suppliers, distributors or retailers to conduct business or to access liquidity could impact our ability to distribute our products. There can be no assurance that market conditions will not deteriorate in the near future. A prolonged downturn, worsening or broadening of the adverse conditions in the worldwide and domestic economies could affect consumer spending patterns and purchases of our products, and create or exacerbate credit issues, cash flow issues and other financial hardships for us and for our suppliers, distributors, retailers and consumers. Depending upon their severity and duration, these conditions could have a material adverse impact on our business, liquidity, financial condition and results of operations.

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

On an ongoing basis, the Company evaluates its distribution agreements and may modify or terminate such agreements, or enter into new distribution agreements based upon sales and marketing objectives of the Company and other economic considerations. Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our products could in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. alcohol distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

During the first nine months of 2018, the Company completed a private offering of promissory notes and accompanying warrants in which it raised $4,552,980 in gross proceeds. The promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. For every $100,000 in principal, the Company issued to the investor 10,000 common stock purchase warrants, for a total of 125,000 warrants. The warrants, which are identical to the warrants that were issued in the Company’s public offering that was consummated in August 2017, are exercisable through August 10, 2022, unless earlier redeemed, at an exercise price of $5.40, subject to adjustment for stock splits, reverse splits and other similar recapitalization events. The Company has the option to redeem all or a part of the outstanding warrants at any time after the closing price of the Company’s common stock exceeds $7.65 for five consecutive trading days. In electing to redeem the warrants, the Company will provide 30 days’ notice of the redemption date, during which time the holders of outstanding warrants will have the opportunity to exercise their warrants at the exercise price then in effect. Any warrants remaining outstanding at the close of business on the 30th day of the notice period will be redeemed at a price of $0.15 per warrant, after which, the warrants will be cancelled.

During the first nine months of 2018, we issued 10,025 shares to our partner, Sandstrom Partners, as part of their branding work on our products, and 7,500 shares to two different service providers for services rendered.

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
Date: November 14, 2018

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Principal Financial and Accounting Officer)
Date: November 14, 2018

