Form 10-K
period 2018-12-31
Eastside Distilling, Inc.
filed 2019-03-28
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54959

EASTSIDE DISTILLING, INC.

(Name of small business issuer as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1001 SE Water Avenue, Suite 390

Portland, Oregon 97214

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (971) 888-4264

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	The Nasdaq Stock Market LLC
(Title of Each Class)	(Name of Each Exchange on Which Registered)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [  ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act: Yes [  ] No [X]

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [X] No [  ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulations S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 if the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter was $34,550,018 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

As of March 25, 2019, 9,102,297 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

PART I

Eastside Distilling, Inc., is referred to herein as “Eastside,” “EAST,” “the Company,” “us,” or “we.”

Item 1. BUSINESS

Cautionary Note Regarding Forward-Looking Statements

The statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about:

●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our continuing to follow our product approach;
●	Our ability to retain, market and grow our existing brands, including Redneck Riviera Whiskey and the effect that may have on other brands;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and our ability to continue to expand our production capabilities to meet demand;
●	Our ability to cultivate our distribution network;
●	Application of and changes in applicable laws, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	The availability of financing;
●	Our expectations regarding our direct-to-consumer sales and retail stores;
●	Our ability to expand our operations by acquisitions and to integrate and realize the benefits of our acquisitions;
●	Our plan and ability to exploit Cannabidiol (“CBD”) products;
●	Our liquidity and capital needs and ability to meet our liquidity needs; and
●	Our operations, financial performance and results of operations.

Forward-looking statements are based on assumptions and on known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize, or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

We undertake no obligation to provide updates to forward-looking statements to the public, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the SEC on Form 10-Q or Form 8-K.

The following is a cautionary discussion of certain risks, uncertainties and assumptions that we believe are significant to our business. In addition to the factors discussed elsewhere in this report, the following are some of the important factors that, individually or in the aggregate, we believe could make our actual results differ materially from those described in any forward-looking statements. It is impossible to predict or identify all such factors and, as a result, you should not consider the following factors to be a complete discussion of risks, uncertainties and assumptions.

Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike many distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States in early 2018 primarily through Republic National Distributing Company (“RNDC”). During 2018, its first year on the market, RRW generated strong commercial progress and results, and we have focused our sales efforts outside of Oregon on RRW. We believe RRW will be a key growth engine in 2019 and will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek utilize our small size to our advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products; for example, we recently developed our Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak-aged whiskeys, Marionberry Whiskey, and most recently our Portland Mule drink (our first ready-to-drink (“RTD”) cocktail in a single serving can).

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In December of 2018, we acquired the remaining 10% of BBD. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning LLC (“Craft Canning”) acquired on January 11, 2019, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our canning equipment, at MotherLode and Craft Canning, to profit from the rapid growth in canned beverages (Beer, Wine, Spirit-based RTD’s and CBD. We believe our significant capacity expansion (and regional reputation) due to the more recent acquisition of Craft Canning, is a competitive advantage.

Corporate History

We were incorporated in Nevada in February 2004 under the name Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC.

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

Market Opportunity

Large and Growing Global and Domestic Markets

The global spirits market is very large, generating total revenues in excess of $350 billion annually, growing at a moderate (estimated 2-4%) pace.

The U.S. spirits market had total revenues of $26.2 billion in 2017, representing more than a 32% increase since 2010, according to the Distilled Spirits Council of the United States (“DISCUS”). The domestic market share of spirits compared to beer and wine was at a record 36.6% in 2017 according to DISCUS, representing more than a 3% gain over beer and wine in terms of market share since 2010.

Key Growth Trends that We Target

Craft – The market share of “craft” distillers (defined as any producer that bottles less than 100,000 cases annually) has more than doubled over the last five years, and is projected to reach 8% by 2020, according to the American Distilling Institute.

High-End and Super-Premium – The high-end and super-premium spirit products, across most categories, continue to exhibit strong growth trends, up approximately 7% in 2017.

Millennials – Generally, “Millennials” (individuals born between the early 1980s and the mid-1990s) value “authenticity” and are inspired by travel and like to try new products and seek new experiences, according to a survey by BeverageDaily.com. Millennials tend to drink a broader range of spirit types (vodka, rum, tequila, whiskey, gin) than prior generations, and Millennials consume more expensive spirits than their predecessors. These individuals are often attracted to vintage spirits and cocktails with nostalgic followings, such as throwbacks to the 1950s like rye whiskey, bourbon and the Manhattan cocktail. According to Barclays Research, millennials increasingly prefer spirits over beer and wine, and flavored spirits in particular. In addition, according to DISCUS, millennials are more willing than prior generations to purchase premium spirits and continue to gravitate toward high-end and super premium spirits.

International – The demand for U.S.-produced spirits abroad is increasing significantly. U.S. spirit exports nearly doubled over the past decade. U.S. spirit exports increased 14.3% to $1.63 billion in 2017.

Our Strategy and Its Implementation

Our objective is to build Eastside Distilling into a strong, nationally competitive and profitable spirits and beverage-production company, which includes: 1) offering a distinctive portfolio of premium and high-end spirit brands that have consumer appeal and following and 2) providing a scalable, private-label production and packaging operation designed to support small-to-large producers of spirits, wine, beer, CBD, or other consumer-based beverage products. Our overall strategies to accomplish that goal include:

●	create a “brand factory” to develop and grow emerging spirits and Ready-to-Drink (“RTD”) brands;

●	be an acquisition platform for the fragmented craft spirits industry; and

●	build cash flow in the Pacific Northwest home market through sales of our locally-created spirits and with our contract canning and bottling subsidiaries to help support our overall growth activities.

To help achieve this, we are focused on:

●	achieving world-class spirit rebranding with the collaboration of Sandstrom Partners;

●	growing organically as well as through acquisitions;

●	monetizing our diverse and growing branded-product portfolio;

●	expanding our co-packing (private-label) services;

●	improving margins; and

●	accelerating our strong double-digit growth in core markets, as well as expanding opportunistically in international markets.

Our Strengths

We believe the following competitive strengths will help enable the implementation of our growth strategies:

●	Award-Winning, Diverse Product Line: We have a diverse product line, currently offering over twenty premium craft spirits, many of which have won awards for taste and/or product design. According to a study by the American Craft Spirits Association, the U.S. craft spirits volume of cases sold experienced a compound annual growth rate of over 25% between 2010 and 2017 and saw an increase in market share from 0.8% to 3.2% during that period. Our sales of premium brands have increased over 1,000% since 2010. We believe our diverse, recognized product line in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

●	Key Relationships: We have distribution arrangements with several of the largest wine and spirits distributors in the United States, such as RNDC, Young’s Market and Southern Glazer’s. We have also engaged Park Street, a provider of back-office administrative and logistical services for alcohol and beverage distributors. We believe these relationships will help accomplish our goal of having our premium spirits sold and distributed nationwide.

●

Experienced Distilling and Blending Experts: We believe that our team of expert blenders and distillers, with highly regarded “palates” and experience is important to us maintaining a high-quality, artisanal character to our products as well as adding to our consumer appeal.

●

Experienced Marketing and Branding: Our strong relationship with Sandstrom Partners, an internationally-known spirit branding firm, provides us with strong expertise and capabilities with respect to marketing and branding, a critical element in a large consumer market, such as spirits.

●	Expanded Production: With the recent (January 2019) acquisition of Craft Canning along with our substantial investments already made during 2017 and 2018, we believe that our production capabilities have been significantly enhanced to support both our Eastside branded products as well as our private-label operations.

Our Product Approach

Our approach to our craft spirits involves five important aspects:

●	Commitment to Quality: We create and deliver high-quality, innovative products targeted at growing markets.

●	Authentic Yet Scalable: We believe our approach to production allows us to produce our products at scale, while keeping flavor profiles consistent.

●	Unique Talent and Experience: Every spirit reflects the creativity of our entire team.

●	Extensive Spirit Portfolio: Many craft distillers have only one to three products; we currently have over 20, which we believe affords us the opportunity to target a broader range of consumers with our brands.

●	Generate Customer Loyalty: These factors attract loyal and enthusiastic customers and major distributors for our products.

Our Brands and Services

We develop, produce and market the premium brands and provide canning and bottling services listed below:

Burnside. We develop, market and produce several premium, barrel–aged whiskeys and bourbons under our brand name “Burnside.” During 2017, we undertook a major re-branding and market re-positioning strategy with our Burnside-branded products. This effort was led by our marketing partner, Sandstrom Partners. The new branding, packaging and product line expansion was launched late in the fourth quarter of 2017. The current products sold under this brand include: Burnside West End Blend (a blended whiskey), Burnside Oregon Oaked Bourbon (a blended bourbon), Burnside Goose Hollow RSV Bourbon (a special reserve straight bourbon), Burnside Oregon Oaked Rye (a blended rye whiskey), and Burnside Buckman Reserve. All of the Burnside products are age-finished in our own in-house, specifically treated, Oregon-oak barrels, which we believe adds an enhanced and improved flavor profile and provides the products with differentiation in the marketplace and anchors the lineup to our Oregon roots. We consider the Burnside products to be “premium” to “ultra-premium” brands. Our Burnside brands accounted for approximately 15% and 25% of our sales for the years ended December 31, 2018, and 2017, respectively. While dollar volume increased during 2018, the decrease in Burnside as a percentage of our total sales is primarily due to the introduction of the new Redneck Riviera Whiskey product and its strong initial year along with a rapid increase in our private label business.

Redneck Riviera Whiskey. In October 2017, we were granted an exclusive license for the use of the Redneck Riviera brand for spirits-based products. The Redneck Riviera trademark is owned by Rich Marks, which is controlled by John Rich, a “multiple platinum” country music singer and songwriter who performs with the “Big & Rich” band. In January 2018, we officially launched our first product, Redneck Riviera Whiskey, under this royalty-free, 10-year license. During 2018, this new brand generated substantial interest from distributors and customers around the nation and contributed 32% to total sales for the year. Beginning in 2020, we will be required to meet certain levels of case sales to avoid termination of the license, and if those levels are met, we will be entitled to renew the license in perpetuity or until such time as a sale of the Redneck Riviera spirits brands occurs.

Income from sales of RRW and any subsequent products go entirely to us, less any customary brand development allowances to distributors or other such payment that are within our discretion. We are required to reimburse Mr. Rich for his expenses incurred while performing personal services in marketing the brand. Should Rich Marks choose to sell the Redneck Riviera spirits brand, we and Rich Marks will share equally in the sale proceeds of any brand and other IP developed under the license, based on a sliding scale that gives Rich Marks an increasing percentage of sale proceeds, if any, over $20 million. We have certain rights of first refusal to acquire Rich Mark’s interest should a third party sale be proposed.

Barrel Hitch American Whiskey. We market a standard whiskey: Barrel Hitch American Whiskey. Our Barrel Hitch American Whiskey is 80 proof and won a triple-Gold Medal and “best of show” in the MicroLiquor Spirit Awards in 2015. Barrel Hitch was introduced in July 2015 and accounted for approximately 2% and 11% of our sales for the years 2018 and 2017, respectively.

Premium Vodka. We develop, market and produce a premium potato vodka under the brand name “Portland Potato Vodka”, which is distilled from potatoes rather than grain and is gluten-free. Our Portland Potato Vodka was awarded a gold medal from the 2018 Los Angeles International Spirits Competition. A new product, Hot Potato Vodka, was added to this category in the second quarter of 2017 and more recently in late 2018 our new Marionberry Vodka. The vodka is 80 proof and accounted for approximately 15% and 22% of our sales for the years ended December 31, 2018 and 2017, respectively. While dollar volume increased during 2018, the decrease in Vodka as a percentage of sales is primarily due to the introduction of the new Redneck Riviera Whiskey product and its strong initial year along with a rapid increase in our private label business.

Distinctive Specialty Whiskeys. We develop, market and produce two distinctive specialty whiskeys: Cherry Bomb Whiskey and Marionberry Whiskey. Our Cherry Bomb Whiskey combines handcrafted small batch whiskey with a blast of real Oregon cherries. Our Cherry Bomb Whiskey won a gold medal for taste and a silver medal for package design in the 2014 MicroLiquor Spirit Awards. Our Marionberry whiskey combines Oregon marionberries (a hybrid blackberry) with premium aged whiskey and was awarded two silver medals in the MicroLiquor Spirit Awards for taste and package design. Our specialty whiskeys accounted for approximately 4% and 13% of our sales for the years ended December 31, 2018 and 2017, respectively.

Rums. We develop, market and produce two rums under the ‘Below Deck’ brand name: Below Deck Silver Rum and Below Deck Spiced Rum. We also sell a Coffee Rum (which was renamed and now marketed under ‘Hue Hue’). Below Deck’s Silver Rum is our original rum. Below Deck Spiced Rum is double-distilled from molasses and infused with exotic spices and won a triple gold medal for taste in the 2014 MicroLiquor Spirit Awards. Our Coffee Rum is double-distilled and infused with real cold-brewed coffee from Arabica beans and won a Best in Category, Rum, 2017 and 2018 from the American Distilling Institute Spirit Competition. Our Rum-based products accounted for approximately 4% and 11% of our sales for the years ended December 31, 2018 and 2017, respectively.

Seasonal/Limited Edition Spirits. In addition to our premium bourbons, whiskeys, rum and vodka, we create seasonal and limited-edition handmade products, such as Advocaat (eggnog) Liqueur, Peppermint Bark Liqueur, Bier Schnapps and Holiday Spiced Liqueur. Our Seasonal/Limited Edition Spirits accounted for approximately 1% of our sales for each of the years ended December 31, 2018 and 2017, respectively.

BBD Spirits. We also acquired several other award-winning brands as a result of our acquisition of Big Bottom Distillery (“BBD”) in May 2017. The extensive BBD product portfolio includes several craft spirits that we believe are highly complementary to our product line, including The Ninety One Gin, Navy Strength Gin (114 proof) and Delta Rye (111 proof) rye whiskey, among others. Inspired by the craft spirits movement in Oregon, Big Bottom Distillery’s small-batch, hand-crafted spirits provide consumers with unique takes on traditional spirits. BBD products accounted for approximately 4% and 3% of our sales for the years ended December 31, 2018 and 2017, respectively.

MotherLode LLC. Our wholly-owned subsidiary, MotherLode, provides bottling services, as well as production support to customers such as other craft spirit and wine producers. We refer to this as our private-label business. MotherLode added the ability to provide canning services to customers for wine and RTD alcoholic drinks. The custom built canning line is designed to produce Ball Corporation’s popular “slim can” in 187 ml, 200 ml and 250 ml sizes, with 250 ml being equal to approximately 8.45 ounces. The new line was completed in late 2017 and began to produce for customers in early 2018. During 2018, we also conducted private bulk spirit sales which further added to the MotherLode operations during the year. MotherLode accounted for approximately 23% and 9% of our sales for the years ended December 31, 2018 and 2017, respectively. In January 2019, we significantly added to our private label operations with the acquisition of Craft Canning, LLC.

Recent New Product Launches. We have recently introduced several important new products that we expect to contribute to 2019 sales. These new products include recently launched: 1) our first ready-to-drink canned (spirit-based) product, called the Portland Mule, and 2) two new Redneck Riviera whiskey product extensions which include a larger 1.75ml size and a premium version named Granny Rich reserve. We also anticipate launching in 2019 our first CBD-based canned product, called Outlandish, which does not contain alcohol and is currently limited to sales in Oregon.

Production and Supply

We achieve various complex flavor profiles through one or more of the following techniques: infusion of fruit, addition of various natural flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time, as well as the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After we complete the distillation, purification and flavoring processes, we bottle the various liquids. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

We rely on a limited number of suppliers for the sourcing of our spirit products and raw materials, including our distillate products and other ingredients. These suppliers consist of third-party producers in the U.S. We do not have long-term, written agreements with any of our suppliers. However, we believe that we have consistent and reliable third-party sources for the needed materials. We produce and bottle all our spirits for distribution, regardless of whether the distillation phase of the process was at our facility or at one of our suppliers. During 2018, we procured a significant portion of our outside base distillate from MGP Ingredients and we intend to continue to actively rely on this supplier.

Distribution Network

We believe that one of our key strengths the distribution network that we have developed with our sales team and our independent distributors and brokers. We currently have distribution and brokerage relationships with third-party distributors in 39 U.S. states.

U.S. Distribution

Importers of beverage alcohol in the United States must sell their products through a three-tier distribution system. Typically, an imported brand is first sold to a U.S. importer, who then sells it to a network of distributors, or wholesalers, covering the United States, in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately-held companies. In the 18 control states, the states themselves function as the distributor, and regulate suppliers, including our company. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell alcoholic beverages. In larger states, such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

The U.S. spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. Eight major spirits companies currently dominate the industry, each of which owns and operates its own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the United States. The major companies continue to exert increasing influence over the regional distributors and as a result, it has become increasingly difficult for smaller companies to get their products recognized by distributors.

Importation

We hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department and the requisite state licenses within the states we conduct business.

Our inventory is maintained in our warehouses in Milwaukie, Oregon and Hillsboro, Oregon and shipped nationally by our network of licensed and bonded carriers.

Wholesalers and Distributors

In the United States, we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, product placement and retail store penetration. All of the distributors that we currently work with also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the thirty-nine states we sell our products, and our products are sold in the U.S. by these wholesale distributors, as well as by various state beverage alcohol control agencies.

Other Sources of Revenue

Retail Stores and Kiosks

We currently have five retail stores in the Portland, Oregon area that provide us with additional opportunities for sales of our products. Three of these locations are located within shopping mall centers. During the holiday season (November and December), we also expand our retail operations by opening additional temporary locations, usually within high-traffic shopping malls in the Portland metro region. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. These stores provide in-store tastings, which we believe leads to additional product purchases.

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

Significant Customers

Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 30% and 32% of our consolidated sales for the years ended December 31, 2018 and 2017, respectively.

Sales Team

We have a total sales force of 21 people, with an average of over ten years of industry experience with premium beverage alcohol brands.

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

Advertising, Marketing and Promotion

To build our brands, we must effectively communicate with three distinct audiences: distributors, retail trade and end consumers. Advertising, marketing and promotional activities help to establish and reinforce the image of our brands in our efforts to build substantial brand value.

In late 2016, to aid us in this strategy, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, and tasked them with reviewing our current product portfolio, as well as our new ideas, and advising us on marketing, creation of brand awareness and product positioning, locally and nationally. We are using Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. During 2017, Sandstrom Partners helped us successfully re-brand our key Burnside product as well as developed the branding for our new “Redneck Riviera” brand. Throughout 2018 Sandstrom Partners was focused on a number of new and existing (re-branded) product efforts. Some of those have now been launched (including Hue Hue, Granny Rich, and the more recent Portland Mule RTD products), with several more planned to be launched in 2019.

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

Intellectual Property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks, which we own or use under license, including the Redneck Rivera trademark, which is owned by Rich Marks and described above under “Item 1 - Business - Our Brands”. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S. where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiaries. In the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

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

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today, we believe eight major companies dominate the market: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., and Remy Cointreau S.A.

We believe that we are in a better position to partner with small-to-mid-size brands than the major importers. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, offering flexible transaction structures and providing brand owners the option to retain local production and “home” market sales. Given our size relative to our major competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, our ability to expand into new markets and our negotiating ability with our distributors.

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

Government Regulation

We are subject to the jurisdiction of the Federal Alcohol Administration Act, U.S. Customs laws, and the Alcoholic Beverage Control laws of all fifty states, among many other regulations.

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

We are subject to U.S. regulations on the advertising, marketing and sale of beverage alcohol. These regulations range from a complete prohibition of the marketing of alcohol in some states to restrictions on advertising style, media and messages.

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

We are also subject to regulations pertaining to our new CBD product, “Outlandish.” On December 20, 2018, the Agricultural Improvement Act of 2018, which is also known as the “2018 Farm Bill,” was enacted and legalized hemp and hemp products under U.S. federal law. However, we must still comply with all applicable state hemp laws. Oregon has legalized CBD for personal consumption. In addition, the Food and Drug Administration (the “FDA”) has publicly stated that certain products derived from hemp, including CBD, which is a cannabinoid that can be extracted from hemp, will be regulated by the FDA. Thus, participants in the hemp industry will need to comply with all applicable federal and state laws, rules and regulations in the cultivation, transportation, and sale of hemp and hemp derived products. We believe we comply with all federal and state laws, rules and regulations, including, in particular, because we do not believe the FDA has jurisdiction over sales of CBD that do not affect interstate commerce. However, these laws continue to evolve and be interpreted. See Item 1A “Risk Factors — The federal and state regulatory landscape regarding products containing CBD is uncertain and evolving, and new or changing laws or regulations relating to hemp and hemp-derived products could have a material adverse effect on our business, financial condition and results of operations.”

Employees

As of December 31, 2018, we had 49 full-time employees, 21 of whom were in sales and marketing and five of whom were in management and 28 of whom were in production and administration. We also had 21 part-time employees.

Geographic Information

Eastside currently sells its products in 39 states, as well as in Ontario, Canada.

Item 1A. RISK FACTORS

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” to this Annual Report on Form 10-K.

RISKS RELATING TO OUR BUSINESS

If our brands do not achieve more widespread consumer acceptance, our sales, growth, and profitability may be limited.

Although certain of our brands continue to achieve acceptance in the Pacific Northwest, most of our brands are relatively new and have not achieved national brand recognition. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands at scale, our sales will be limited and we will not be able to penetrate our markets.

In addition, our profitability depends in part on achieving scale. We will need to achieve wider market acceptance of our brands and materially increase sales and gain profitability

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment in them. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the U.S. Securities and Exchange Commission (the “SEC”). For the year ended December 31, 2018, we reported a net loss of $9 million. As of December 31, 2018, we had an accumulated deficit since inception of $27.1 million.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

We depend on a limited number of third-party suppliers for the sourcing of the raw materials for all of our products, including our distillate products and other ingredients. These suppliers consist of third-party producers in the United States. We do not have long-term, written agreements with any of our suppliers. The termination of our relationships or an adverse change in the terms of these arrangements could have a negative impact on our business. If our suppliers increase their prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to distribute our products adequately within their territories could harm our sales and result in a decline in our results of operations to distribute our products.

We are required by law to use state-licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our products in 39 states.

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

We currently derive a significant amount of our revenues from a few major distributors. A significant decrease in business from or loss of any of our major distributors could harm our financial condition by causing a significant decline in revenues attributable to such distributors. Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 30% and 32% of our consolidated sales for 2018 and 2017, respectively. While we believe our relationships with our major distributors are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. If we experience a significant decrease in sales to any of our major distributors and are unable to replace such sales volume with orders from other customers, our sales may decrease which would have a material adverse financial effect on our results of operations and financial condition.

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

The federal and state regulatory landscape regarding products containing CBD is uncertain and evolving, and new or changing laws or regulations relating to hemp and hemp-derived products could have a material adverse effect on our business, financial condition and results of operations.

On December 20, 2018, the Agricultural Improvement Act of 2018, which is also known as the “2018 Farm Bill,” was enacted and legalized hemp and hemp products under U.S. federal law. However, we must still comply with all applicable state hemp laws. In addition, the Food and Drug Administration (the “FDA”) has publicly stated that certain products derived from hemp, including CBD, which is a cannabinoid that can be extracted from hemp, will be regulated by the FDA. Thus, participants in the hemp industry will need to comply with all applicable federal and state laws, rules and regulations in the cultivation, transportation, and sale of hemp and hemp derived products.

We plan to commence distribution of Outlandish, a non-alcoholic beverage that contains hemp-derived CBD. While we believe our current operations and the sale of Outlandish in Oregon, a state that has legalized CBD for personal consumption, comply with existing federal and state laws relating to hemp and hemp-derived products, we will have to quickly adapt our sales and operations to comply with forthcoming and rapidly-shifting federal and state regulations. Local, state, federal, and international laws and regulations pertaining to CBD are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations or allegations of such violations of these laws, including an assertion by the FDA that it has jurisdiction over our intrastate CBD sales, could disrupt our business, result in fines or discontinuance of our CBD products and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our CBD business. It is also possible that the federal government will change existing laws, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the legal hemp industry.

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize anticipated benefits, due to integration difficulties or other operating issues.

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. For example, in May 2017, we acquired 90% (and the remaining 10% in December 2018) of the ownership of BBD for its award-winning range of super-premium gins and whiskeys, and we acquired MotherLode in March 2017, which provides contract canning, bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. In early 2019, we completed the acquisition of Craft Canning, which significantly adds to our contract canning, bottling and packaging services. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited.

Also, even if we are successful in acquiring additional brands or related service businesses, we may not be able to achieve or maintain profitability levels that justify our investment in or realize operating and economic efficiencies or other planned benefits with respect to those additional brands or services. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, but are not limited to:

●	difficulties in assimilating acquired operations or products, including failure to anticipate synergies;

●	failure to realize or anticipate benefits or execute on our planned strategy for the acquired brand or business;

●	unanticipated costs that could materially adversely affect our results of operations;

●	negative effects on reported results of operations from acquisition-related charges and amortization of acquired intangibles;

●	diversion of management’s attention from other business concerns;

●	adverse effects on existing business relationships with suppliers, distributors and retail customers;

●	risks of entering new markets or markets in which we have limited prior experience; and

●	the potential inability to retain and motivate key employees of acquired businesses.

Our ability to grow through the acquisition of additional brands will also be dependent upon acceptable acquisition targets and opportunities and the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

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

In October 2017, we were granted an exclusive license for the use of the Redneck Riviera brand for spirits-based products. The Redneck Riviera trademark is owned by Rich Marks, which is controlled by John Rich, a “multiple platinum” country music singer and songwriter who performs with the “Big & Rich” band. Beginning in 2020, we will be required to meet certain levels of case sales, and if such sale levels are not met, Rich Marks will have the right to terminate the license.

A failure of one or more of our key or service product information technology systems or: cyber-security breach or cyber-related fraud could have a material adverse impact on our business.

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

Our failure to attract or retain key executive or employee talent, or changes in our talent, could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. If we or one of our executive officers or significant employees terminates her or his employment, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. We do not maintain and do not intend to obtain key man insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures. For instance, our Board of Directors could make changes in our executive leadership, which may disrupt our business while the new leadership becomes more familiar with our business and strategy and establishes relationships with employees, customer, suppliers and other business partners.

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

Consumer preferences may shift due to a variety of factors, including changes in demographic and social trends, public health initiatives, product innovations, changes in vacation or leisure, dining and beverage consumption patterns and a downturn in economic conditions, any or all of which may reduce consumers’ willingness to purchase distilled spirits or cause a shift in consumer preferences toward beer, wine or non-alcoholic beverages or other products. Our success depends in part on fulfilling available opportunities to meet consumer needs and anticipating changes in consumer preferences with successful new products and product innovations.

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

●	a general decline in economic or geopolitical conditions;

●	changing consumer preferences, including to other beverage products or alternatives to alcoholic beverages

●	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

●	a general decline in the consumption of beverage alcohol products in on-premises establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

●	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

●	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

●	increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise tax;

●	inflation; and

●	wars, pandemics, weather and natural or man-made disasters.

In addition, our continued success depends, in part, on our ability to develop new products to meet consumer needs and anticipate changes in consumer preferences. The launch and ongoing success of new products are inherently uncertain, especially with regard to their appeal to consumers. The launch of a new product can give rise to a variety of costs, and an unsuccessful launch, among other things, can affect consumer perception of existing brands and our reputation. Unsuccessful implementation or short-lived popularity of our product innovations may result in inventory write-offs and other costs.

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

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems or related to the labelling of our products. It is also possible that governments could assert that the use of alcohol has significantly increased government-funded health care costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

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

We could face product liability or other related liabilities that increase our costs of operations and harm our reputation. In addition, our insurance coverage might not be adequate.

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from our products, these measures may not be sufficient for us to successfully avoid or limit product liability or other related liabilities. Our product liability insurance coverage is limited to $2 million per occurrence and $5 million in the aggregate and our general liability umbrella policy is capped at $2 million, which may be insufficient. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation or business.

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

Anti-alcohol groups have, in the past, advocated successfully for more stringent labeling requirements, higher taxes and other regulations designed to discourage alcohol consumption. In addition, recent developments in the industry may compel us to identify the source and location of our distillate products and notify the consumer of whether the product was distilled by us. More restrictive regulations, negative publicity regarding alcohol consumption and/or changes in consumer perceptions of the relative healthfulness or safety of beverage alcohol could decrease sales and consumption of alcohol and thus the demand for our products. This could, in turn, significantly decrease both our revenues and our revenue growth, causing a decline in our results of operations.

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded, and investors may be unable to sell some or all of their shares at the price they would like, or at all, and sales of large blocks of shares may depress the price of our common stock.

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or nonexistent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb such sales without adverse impact on its share price.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

In August 2017, our shares of common stock began trading on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

While our warrants are outstanding, it may be more difficult to raise additional equity capital.

We currently have non-trading, privately-issued common stock warrants to purchase 1,083,435 shares of common stock. During the term that our Private Warrants are outstanding, the holders of such warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the Public Warrants and/or Private Warrants are outstanding. As of December 2018, there are no remaining publicly-traded warrants outstanding.

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

Grover T. Wickersham, our chairman and chief executive officer, is the beneficial owner of approximately 5.5% of the outstanding shares of our common stock as of March 28, 2019, including shares he owns as the indirect beneficial owner (but for which he disclaims beneficial ownership), and excluding shares he (or the entities for which he is deemed to be the beneficial owner) has the right to acquire upon exercise of warrants and options that may be exercised in the future. Accordingly, as a result of his direct and indirect beneficial ownership, he may be able to exercise substantial control and directly influence our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors. Were all of the options and warrants exercised for which Mr. Wickersham is deemed to own, whether directly and indirectly, his influence over matters that are subject to a stockholder vote would further increase.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted.

Our Articles of Incorporation authorizes the Board of Directors to issue up to 15,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. The power of the Board of Directors to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuances of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

We face risks related to compliance with corporate governance laws and financial reporting standards.

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

Future sales of substantial amounts of our common stock, including shares that we may issue upon exercise of options and warrants, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of common stock or securities convertible into or exercisable for common stock, the percentage ownership of our stockholders will be reduced, and the price of our common stock may fall.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

Our executive offices are located at 1001 SE Water Avenue, Suite 390, Portland, Oregon 97214. We lease these premises under a lease agreement which started on November 1, 2017 and ends on June 30, 2020.

Our primary production facility is located at 2150 Hanna Harvester Road, Milwaukie, Oregon and comprises approximately 30,000 square feet. We lease these premises under a lease agreement which ends on October 31, 2021, with an option to renew through 2026. Our Big Bottom production facility is located at 21420-D NW Nicholas Court Hillsboro, Oregon 97214 and comprises 6,040 square feet. We lease this premise under a lease agreement which ends on June 30, 2020.

We also lease retail space for our tasting rooms in the Portland, Oregon area. We lease a 683 square foot retail store in Clackamas Town Center, under a two-year lease expiring March 31, 2020. We lease retail space at 1512 SE 7th Avenue, Portland, Oregon 97214, expiring on March 31, 2021. We lease an 885 square foot retail store in Washington Square Mall, under a two-year lease expiring March 31, 2020. We lease a 1,633 square foot retail store at the Woodburn Outlet Mall, under a lease that expires May 31, 2019. We lease retail space at 1422 NW 23rd Avenue, Portland, Oregon 97210, expiring on December 31, 2023. During the holiday season (November and December) we generally will open additional, temporary locations. We intend to maintain these retail stores and kiosks to build local brand awareness and direct-to-consumer retail sales. Some of these stores will contain in-store tastings, which we believe will lead to additional product purchases.

Item 3. LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation is time consuming and expensive to resolve, and it diverts management resources.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EAST.” Limited trading of our common stock has occurred during the past two years; therefore, only limited historical price information is available. The following table sets forth the high and low closing prices of our common stock (USD) for the last two fiscal years, as reported by both Nasdaq and OTC Markets Group Inc. (where information regarding the bid and asked prices of our stock were previously reported during part of 2017) and represents inter dealer quotations, without retail mark-up, mark-down or commission and may not be reflective of actual transactions.

We consider our stock to be “thinly traded” and any reported sale prices may not be a true market-based valuation of our stock. The bid quotations from the OTC Bulletin Board (prior to August 2017) set forth below may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

2017 (Nasdaq and OTC Markets* - through August 10, 2017)	High	Low
First quarter*	$7.50	$4.35
Second quarter*	6.75	4.00
Third quarter*	6.72	3.40
Fourth quarter	5.69	3.91

2018 (Nasdaq)	High	Low
First quarter	$7.75	$3.87
Second quarter	9.25	6.60
Third quarter	8.59	7.10
Fourth quarter	8.44	5.99

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc. 512 SE Salmon Street, Portland, OR 97214 (Telephone: (503) 227-2950.

As of March 28, 2019, there were 9,102,297 shares of our common stock outstanding, which were held by approximately 102 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception, and we do not contemplate paying dividends in the foreseeable future.

The previous Series A convertible preferred stock accrued dividends at a rate of 8% per annum, cumulative. All remaining preferred shares were converted in the first quarter of 2017, and no dividends are due.

Recent Sales of Unregistered Securities

The following lists set forth information regarding all securities sold or granted by us within the past year that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the consideration, if any, received by us for such securities:

●	In January 2018, the Company issued 11,525 shares to two third-party consultants in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, at $3.99 per share.

●

In July 2018, the Company issued 167,273 shares of common stock upon conversion of outstanding promissory notes and accrued interest with an aggregate principal amount converted of $1,003,638. We did not receive any cash proceeds from these issuances

●	In August 2018, the Company issued 20,000 shares of common stock upon exercise of warrants at an exercise price of $3.50 per share. We received cash proceeds of $70,000 from the exercise.

●

In August 2018, the Company issued 42,000 shares of common stock upon exercise of warrants at an exercise price of $3.50 per share in exchange for $147,000 in outstanding accounts payable owed. We did not receive any cash proceeds from the exercise.

●	In October 2018, the Company issued 10,000 shares of common stock upon exercise of warrants at an exercise price of $3.50 per share. We received cash proceeds of $35,000 from the exercise.

●	In December 2018, the Company issued 5,000 shares of common stock upon exercise of warrants at an exercise price of $3.85 per share in exchange for $19,250 in outstanding accounts payable owed. The Registrant did not receive any cash proceeds from the exercise.

●

In December 2018, the Company issued 3,122 shares of common stock in exchange for the purchase of the remaining 10% interest in Big Bottom Distilling (BBD). Upon closing, the Company acquired 100% of BBD.

●	In December 2018, the Company issued warrants to purchase 10,000 common shares at an exercise price of $6.30 per share to a consultant.

●

From March through July of 2018, the Company completed a private offering of promissory notes and accompanying warrants in which it raised $5,000,000 in gross proceeds. The promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, general solicitation or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act, as stated above. The Registrant believes that the Section 4(a)(2) exemption applies to the transactions described above because such transactions were predicated on the fact that the issuances were made only to investors who (i) confirmed to the Registrant in writing that they are accredited investors, or if not accredited, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their investment; and (ii) either received adequate business and financial information about the Registrant or had access, through their relationships with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Repurchase of Securities

On September 25, 2018, the Company exercised its option to redeem its warrants to purchase common stock, which were originally sold in our public offering in 2017. Pursuant to the terms of the warrants, holders had the option to either exercise the warrants prior to September 25, 2018 or have them redeemed at a price of $0.15. Approximately 98% of the warrants were exercised by the holders as described above. Upon the expiration date, we redeemed the remaining 34,022 warrants that went unexercised.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. Examples include those statements set forth above under “Item 1. Business - Cautionary Note Regarding Forward-Looking Statements.” These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth above and the other information set forth in this Form 10-K.

Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike many distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States in early 2018, primarily through Republic National Distributing Company (“RNDC”). During 2018, its first year on the market, RRW generated strong commercial progress and results, and we have focused our sales efforts outside of Oregon on RRW. We believe RRW will be a key growth engine in 2019 and will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to utilize our small size to our advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products; for example, we recently developed our Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak-aged whiskeys, Marionberry Whiskey, and most recently our Portland Mule drink (our first ready-to-drink (RTD) cocktail in a single serving can).

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In December of 2018, we acquired the remaining 10% of BBD. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning LLC (“Craft Canning”), acquired on January 11, 2019, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our canning equipment, at MotherLode and Craft Canning, to profit from the rapid growth in canned beverages (Beer, Wine, Spirit-based RTD’s and Cannabidiol (“CBD”). We believe our significant capacity expansion (and regional reputation) due to the more recent acquisition of Craft Canning, is a competitive advantage.

Recent Developments

Introduction of new Redneck Riviera Whiskey “Granny Rich Reserve”. On February 5, 2019, we announced the introduction of its newest product under the Redneck Riviera trademark - Redneck Riviera Whiskey “Granny Rich Reserve”. Representing the first line extension with the Redneck Riviera Brand, Granny Rich Reserve is a premium priced blend of traditional corn whiskey, aged three years or more, blended with American single malt aged at least four years.

RNDC Expands Distribution of Redneck Riviera Whiskey. On January 31, 2019, we announced Republic National Distributing Company (“RNDC”) would distribute Eastside’s Redneck Riviera Whiskey (“RRW”) in Ohio, marking the 39th state to carry the product.

Introduction of new Portland Mule Ready-to-Drink (RTD) Cocktail. On January 29, 2019, we announced its landmark entry into the fast growing Ready-to-Drink (RTD) market with the introduction of the Portland Mule Ready-to-Drink Cocktail. Portland Mule will come in a 250ml, or 8.4 oz can, designed by the award-winning design team at Sandstrom Partners, and will have a 10.5% alcohol by volume.

Acquisition of Craft Canning & Bottling – creates significant increase in canning operations. On January 14, 2019, we announced the acquisition of Portland-based Craft Canning + Bottling (“Craft” or “CC+B”) a leading provider of mobile canning and bottling services in Oregon, Washington and Colorado. Craft Canning + Bottling will combine operations with Eastside’s Mother Lode co-packing subsidiary, positioning the combined business unit to be a preeminent local provider to the fast-growing wine and Ready-to-Drink (RTD) cocktail segments.

Available Information

Our executive offices are located at 1001 SE Water Ave, Suite 390, Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

Results of Operations

Overview

The Company made progress in fiscal year 2018 toward its overall long-term goals and objectives. New product launches accelerated revenue growth over 2017, increased production capacity, and strong improvements in our balance sheet strength were the most notable accomplishments during 2018. Other important achievements during 2018 included:

.

●	Significant Distributor and Geographic Expansion. The launch in early 2018 of our new Redneck Riviera Whiskey product was met with enthusiasm by key distributors and customers throughout the year. That in turn allowed us to establish relationships with nine top-tier distributors around the country, introduce the product into 39 states and win a number of major corporate chain retailers (such as Albertsons, Walmart, and others). These achievements exceeded our original 2018 launch plan and have provided us with an improved distribution network and infrastructure.

●	Production Facilities Expansion. We continued to make investments in our primary production facility, which included adding square footage as well as additional equipment. This expansion positions us to execute on our 2019 growth objectives.

●	Canning Line. We began to benefit from our ability to can our own branded ready-to-drink (“RTD”) products as well as provide canning services to other producers. In January 2019, we launched our first branded canned product, the “Portland Mule” and we have begun to experience an increase in canning requests from outside producers. We further enhanced our co-packing (private label) activities with the recent acquisition of Craft Canning, which substantially increases our canning capabilities, and we expect will contribute to a notable increase in this business activity for 2019.

●	Product Development Platform. We believe we further enhanced our platform through formula development with our internal blending and distilling team, marketing and branding with Sandstrom Partners, and additions to our production capabilities to enable us to accelerate our new product development activities.

We believe we have built a strong foundation and are well positioned to continue our expansion efforts and drive further successes for shareholders. While we have become the third largest spirits company in Oregon, there remains substantial opportunities and we expect Oregon, our largest market, to continue to grow at a strong pace. In addition, as we continue to work closely with major distributors and focus on our new Redneck Riviera product, we expect both our national and international sales efforts to increase at a rapid pace and become a larger percentage of our overall business. We also expect our new canning abilities to further add to our growth in 2019.

Year Ended December 31, 2018 Compared to the Year Ended December 31, 2017

Our sales for the year ended December 31, 2018 increased to $7,204,302, or approximately 90%, from $3,791,382 for the year ended December 31, 2017.

	2018		2017
Wholesale	$4,354,351	50%	$1,947,431	51%
Private Label (Co-packing)	1,636,183	34%	324,525	9%
Retail / Special Events	1,213,768	16%	1,519,426	40%
Total	$7,204,302	100%	$3,791,382	100%

Increases in wholesale sales and co-packing primarily contributed to our overall 2018 sales increase. Wholesale sales benefited from the rapid launch of the new Redneck Riviera Whiskey product as well as continued strong sales traction within the Pacific Northwest. Our private label business experienced increased activity from our new canning capabilities, and also benefited from our periodic bulk spirit sales during the year. Lastly, our retail operations experienced a decline due to a reduction in event activities and relocation of a store.

Excise taxes, customer programs and incentives for the year ended December 31, 2018 decreased to $1,080,792, or approximately 8%, from $1,180,386 for the comparable 2017 period. The decrease is attributable to the lower federal excise tax rate implemented during the year, which was offset by higher customer programs and incentives due to our increased distribution.

During the year ended December 31, 2018, cost of sales increased to $3,813,309, or approximately 133%, from $1,634,069 for the year ended December 31, 2017. Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and inbound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs. Gross margin is gross profits stated as a percentage of net sales. The increase is primarily attributable to the costs associated with our increased liquor sales in the year. The cost of sales we reported in both 2018 and 2017, are based on small production lots. Our objective is to achieve economies of scale as we continue to scale our operations and therefore drive improvement in our per unit cost of sales.

Gross profit is calculated by subtracting the cost of products sold from net sales.

The following table compares our gross profit (in thousands of dollars) and gross margin in the years ended December 31, 2018 and 2017:

	Year Ended December 31,
	2018	2017
Gross profit	$2,310	$977
Gross margin	38%	37%

Our gross margin of 38% of net sales in the year ended December 31, 2018 increased from our gross margin of 37% for the year ended December 31, 2017 primarily due to the lower federal excise tax rate, which was offset by certain low margin private-label transactions, an increase in our production facilities (resulting in lower relative utilization rates) and higher raw material costs experienced during the year (especially in the fourth quarter of 2018).

Advertising, promotional and selling expenses for the year ended December 31, 2018 increased to $4,345,210 or approximately 96% from $2,219,168 for the year ended December 31, 2017. This increase is primarily due to our efforts to expand our product sales nationally.

General and administrative expenses for the year ended December 31, 2018 increased to $6,225,998, or approximately 76%, from $3,546,659 for the year ended December 31, 2017. This increase is primarily due to added headcount and other expenses to support our planned expansion along with higher non-cash expenses (such as stock-based comp and depreciation and amortization costs).

Other expense, net was $786,662 for the year ended December 31, 2018, compared to $448,042 for the year ended December 31, 2017, an increase of 76%. This increase was primarily due to an increase in interest expense. During the year ended December 31, 2017, the Company expensed an impairment of $25,000 of the intangible assets and $193,374 of the goodwill initially recorded in the second quarter 2017 acquisition of Big Bottom Distillery, LLC.

Net loss available to common shareholders during the year ended December 31, 2018 was $9,047,669 as compared to a loss of $5,277,316 for the year ended December 31, 2017. Our net loss was primarily attributable to our increased advertising, promotional and selling expenses relating to increased national sales distribution expenses, increased legal and accounting, and an increase in stock-related compensation as well as higher depreciation and amortization costs.

Liquidity and Capital Resources

Year Ended December 31, 2018

Our primary capital requirements are for the financing of inventories, and cash used in operating activities, particularly our increased selling, marketing and promotional activities to grow our key brands. Funds for such purposes have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers, long-term debt and equity financings.

For the years ended December 31, 2018 and 2017, we incurred net losses of approximately $9 million and $5.3 million respectively and has an accumulated deficit of approximately $27.1 million as of December 31, 2018. We have been dependent on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the year ended December 31, 2018, we raised approximately $23.3 million from cash flow from financing activities to meet cash flows used in operating activities.

We have a $3,000,000 credit facility under a Credit and Security Agreement secured by all of our bulk whiskey, bourbon and rye inventory held in third-party storage facilities (“Specified Inventory”), This secured credit facility allows us to borrow 80% of the value of the Specified Inventory we are able to purchase with this line. We must maintain a current market value of Specified Inventory of at least 120% of the loan balance. At December 31, 2018, we had less than $100,000 available under the secured credit facility.

At December 31, 2018, we had approximately $10.6 million of cash on hand with a positive working capital of $21.1 million. While the Company has successfully raised equity and debt funding in the recent past, management is also heavily focused on meeting the ongoing operating cash needs by generating improved operating cash flow, primarily through rapidly increased sales, improved profit margins and controlling expenses. We believe the recent addition of Craft Canning (in January 2019) will further help achieve this key objective.

The Company’s cash flow related information for the years 2018 and 2017 are as follows:

	2018	2017
Net cash flows provided by (used in):
Operating activities	$(13,918,429)	$(7,011,741)
Investing activities	$(1,296,410)	$(652,936)
Financing activities	$23,271,401	$9,162,926

Operating Activities

In 2018, the net loss plus non-cash adjustments resulted in cash used of approximately $6.4 million compared to using $3.6 million in 2017. Total operating cash used was $13.9 million compared to $7.0 million in 2017. The increase in cash usage can be primarily attributed to a $7.0 million inventory build, a $0.7 million accounts receivable build and a $0.2 million increase in accrued liabilities partially offset by a $0.7 million increase in accounts payable.

In 2017, the inventory build was $3.0 million, prepaid expenses increased $0.6 million and accrued liabilities decreased $0.6 million which was partially offset by a $0.8 million increase in accounts payable.

Investing Activities

Cash used in investing activities consists primarily of purchases of property and equipment. We incurred capital expenditures of $1.3 million and $657,477 in 2018 and 2017 respectively. The increase in cash usage can largely be attributed to further buildout and equipment additions to our primary production facility in Milwaukie, Oregon.

Financing Activities

During 2018, operating losses and working capital needs were primarily funded by $8.7 million in proceeds from the sale of common stock, $3.6 million in proceeds from the issuance of notes, $2.9 million net proceeds from the secured credit facility and warrant exercises of $8 million, partially offset by principal payments on notes of $0.5 million.

Common Stock Financings

In November 2018, we completed an underwritten public offering of 1,235,000 shares of our common stock at a public offering price of $6.50 per share. The gross proceeds to us from this offering were $8.03 million, before deducting underwriting discounts and commissions and other estimated offering expenses. On December 19, 2018, the underwriters exercised their option to purchase an additional 185,250 shares to cover over-allotments, which resulted in additional gross proceeds to us of $1,184,625 before deducting offering expenses.

Public and Private Warrant Exercises

During 2018, we issued 1,345,978 shares of common stock at $5.40 per share in connection with the exercise of warrants for cash proceeds of $7,268,281, and 500,000 shares of common stock at $5.40 per share in connection with the exercise of warrants in exchange for a reduction in outstanding note principal of $2,700,000. These warrants were part of our publicly-traded warrants. In addition, we issued 120,000 shares of common stock at $5.40 per share in connection with the exercise of underwriter warrants. The warrants were a part of a unit consisting of one share of common stock and one common stock warrant exercisable at $5.40 per share for additional gross proceeds of $648,000. As of year-end, there were no remaining publicly-traded warrants outstanding.

During 2018, we issued 110,334 shares of common stock at an average price of $5.32 per share in connection with the exercise of certain private warrants outstanding for cash proceeds of $587,004.

Promissory Notes

During 2018, we completed a private offering of promissory notes and accompanying warrants in which we raised $5,000,000 in gross proceeds. The promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. For every $100,000 in principal, we issued to the investor 10,000 common stock purchase warrants, for a total of 500,000 warrants. The warrants, which are identical to the warrants that were issued our public offering that was consummated in August 2017, are exercisable through August 10, 2022, unless earlier redeemed, at an exercise price of $5.40, subject to adjustment for stock splits, reverse splits and other similar recapitalization events. As discussed above, during the third quarter of 2018, all of these warrants were exercised in exchange for a reduction of $2,700,000 in the principal note amount.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with United States. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission (“OLCC”), the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail location are recognized at the time of sale.

Sales received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition- Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $426,302 and $182,975 in 2018 and 2017, respectively.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses for the sales team, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $ 4,345,210 and $2,219,168 in 2018 and 2017, respectively.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from Eastside’s distribution facilities to customers are recorded in cost of sales.

Cash and Cash Equivalents

Cash equivalents are considered to be highly-liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2018 and December 31, 2017.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2018, two distributors represented 37% of trade receivables. At December 31, 2017, two distributors represented 79% of trade receivables. Sales to two distributors accounted for approximately 42% and 35% of consolidated sales for the year ended December 31, 2018 and 2017, respectively.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by the OLCC on consignment until it is sold to a third party. Eastside regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2018 and 2017.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations which includes making timely and accurate excise tax payments. Eastside is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $654,490 and $997,410 in 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees in accordance with the fair value recognition provisions of Accounting Standards Codification Topic 718, Compensation - Stock Compensation. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Net stock-based compensation was $657,546 and $563,356 in 2018 and 2017, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS SUPPLEMENTARY DATA

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eastside Distilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2018, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

March 28, 2019

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2018 and 2017

	December 31, 2018	December 31, 2017
Assets
Current assets:
Cash	$10,642,877	$2,586,315
Trade receivables	1,064,078	315,321
Inventories	11,017,459	4,051,282
Prepaid expenses and current assets	765,146	649,749
Total current assets	23,489,560	7,602,667
Property and equipment, net	1,758,130	728,506
Intangible assets, net	285,676	325,668
Goodwill	28,182	28,182
Other assets	796,260	343,942
Total Assets	$26,357,808	$9,028,965

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,984,690	$1,267,189
Accrued liabilities	386,166	156,163
Deferred revenue	1,728	1,579
Current portion of notes payable	-	293,726
Total current liabilities	2,372,584	1,718,657
Secured trade credit facility, net of debt issuance costs	2,934,106	-
Notes payable - less current portion and debt discount	2,300,000	2,161,760
Total liabilities	7,606,690	3,880,417

Commitments and contingencies (Note 12)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2018 and 2017	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized; 8,764,085 and 4,889,745 shares issued and outstanding at December 31, 2018 and 2017, respectively	876	489
Additional paid-in capital	45,888,872	23,223,435
Accumulated deficit	(27,138,630)	(18,090,961)
Total Eastside Distilling, Inc. Stockholders’ Equity	18,751,118	5,132,963
Noncontrolling interests	-	15,585
Total Stockholders’ Equity	18,751,118	5,148,548
Total Liabilities and Stockholders’ Equity	$26,357,808	$9,028,965

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2018 and 2017

	2018	2017
Sales	$7,204,302	$3,791,382
Less excise taxes, customer programs and incentives	1,080,792	1,180,386
Net sales	6,123,510	2,610,996
Cost of sales	3,813,309	1,634,069
Gross profit	2,310,201	976,927
Operating expenses:
Advertising, promotional and selling expenses	4,345,210	2,219,168
General and administrative expenses	6,225,998	3,546,659
Loss on disposal of property and equipment	-	40,975
Total operating expenses	10,571,208	5,806,802
Loss from operations	(8,261,007)	(4,829,875)
Other income (expense), net
Interest expense	(789,362)	(235,053)
Other income (expense)	2,700	(212,989)
Total other expense, net	(786,662)	(448,042)
Loss before income taxes	(9,047,669)	(5,277,917)
Provision for income taxes	-	-
Net loss	(9,047,669)	(5,277,917)

Income (loss) attributable to noncontrolling interests	-	601

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(9,047,669)	$(5,277,316)

Basic and diluted net loss per common share	$(1.49)	$(1.42)

Basic and diluted weighted average common shares outstanding	6,074,489	3,717,956

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s (Deficit) Equity

Years ended December 31, 2018 and 2017

	Convertible Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity	Non-controlling interest in consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)	entities	Equity
Balance, December 31, 2016	300	$245,838	2,542,504	$254	$13,699,785	$(12,813,044)	$1,132,833	$-	$1,132,833
Issuance of common stock	-	-	15,001	2	58,498	-	58,500	-	58,500
Issuance of common stock, net of issuance costs of $1,120,323, with detachable warrants	-	-	1,780,019	177	6,669,401	-	6,669,578	-	6,669,578
Issuance of common stock from warrant exercise for cash	-	-	40,834	4	159,246	-	159,250	-	159,250
Issuance of common stock for services by third parties	-	-	107,340	11	479,903	-	479,914	-	479,914
Issuance of common stock for services by employees	-	-	59,538	6	253,649	-	253,655	-	253,655
Stock option exercises	-	-	9,260	1	50,000	-	50,001	-	50,001
Stock-based compensation	-	-	-	-	563,356	-	563,356	-	563,356
Issuance of common stock for acquisition of MotherLode, net of issuance costs of $5,580	-	-	86,667	9	371,411	-	371,420	-	371,420
Issuance of common stock for 90% acquisition of Big Bottom Distilling, net of issuance costs of $14,400	-	-	28,096	3	120,455	-	120,458	14,984	135,442
Shares issued for payoff of long-term notes	-	-	120,154	12	561,866	-	561,878	-	561,878
Cumulative dividend on Series A preferred	-	5,037	-	-	-	-	5,037	-	5,037
Common shares issued for preferred conversion	(300)	(250,875)	100,001	10	235,865	-	(15,000)	-	(15,000)
Adjustment of shares for reverse stock-split	-	-	331	-	-	-	-	-	-
Net profit attributable to noncontrolling interests	-	-	-	-	-		-	601	601
Net loss attributable to common shareholders	-	-	-	-	-	(5,277,917)	(5,277,917)	-	(5,277,917)
Balance, December 31, 2017	-	$-	4,889,745	$489	$23,223,435	$(18,090,961)	$5,132,963	$15,585	$5,148,548
Issuance of common stock, net of expenses.			1,480,250	148	8,678,975	-	8,679,123	-	8,679,123
Issuance of common stock from warrant exercise for cash, net of expenses			1,521,312	152	8,004,029	-	8,004,181	-	8,004,181
Issuance of common stock for services by third parties			81,708	8	412,823	-	412,831	-	412,831
Issuance of common stock for services by employees			79,734	8	712,461	-	712,469	-	712,469
Issuance of common stock in exchange of debt			672,273	67	3,722,821	-	3,722,888	-	3,722,888
Issuance of common stock for purchase of remaining 10% of Big Bottom LLC			3,122	-	19,294	-	19,294		19,294
Acquisition of remaining non-controlling interest in Big Bottom Distilling, Inc			-	-	-	-	-	(15,585)	(15,585)
Issuance of detachable warrants on notes payable			-	-	351,548	-	351,548	-	351,548
Stock option exercises			35,941	4	105,940	-	105,944	-	105,944
Stock-based compensation			-	-	863,262	-	863,262	-	863,262
Net issuance to settle RSUs			-	-	(205,716)	-	(205,716)	-	(205,716)
Net loss attributable to common shareholders			-	-	-	(9,047,669)	(9,047,669)	-	(9,047,669
Balance December 31, 2018			8,764,085	$876	$45,888,872	$(27,138,630)	$18,751,118	$-	$18,751,118

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2018 and 2017

	2018	2017
Cash Flows From Operating Activities:
Net loss	$(9,047,669)	$(5,277,917)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	364,813	92,016
Loss on disposal of property and equipment	-	40,975
Amortization of debt issuance costs	392,230	92,156
Impairment of goodwill and intangible assets	-	218,374
Issuance of common stock in exchange for services for related parties	712,469	-
Issuance of common stock in exchange for services for 3rd parties	412,831	642,309
Stock-based compensation	657,546	563,356

Changes in operating assets and liabilities:
Trade receivables	(748,757)	35,858
Inventories	(6,966,177)	(3,037,835)
Prepaid expenses and other assets	(625,750)	(612,977)
Accounts payable	721,209	804,976
Accrued liabilities	208,677	(572,485)
Deferred revenue	149	(547)
Net cash used in operating activities	(13,918,429)	(7,011,741)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	4,541
Purchases of property and equipment	(1,296,410)	(657,477)
Net cash used in investing activities	(1,296,410)	(652,936)
Cash Flows From Financing Activities:
Stock issuance cost related to acquisitions	-	(19,980)
Stock issuance cost related to common shares issued for preferred conversion	-	(9,361)
Proceeds from common stock, net of issuance costs of $1,120,323 and $23,762, respectively, with detachable warrants		6,728,079
Proceeds from common stock, net of issuance costs	8,679,123	-
Proceeds from option exercise	105,944	-
Proceeds from warrant exercise	8,004,181	159,250
Payments on conversion of note payable	-	(90,000)
Payments of principal on notes payable	(514,867)	(106,902)
Proceeds from notes payable, net of issuance costs	3,630,000	2,501,840
Proceeds from notes payable, warrants issued	447,020	-
Proceeds from secured credit facility, net of issuance costs of $80,000	2,920,000	-
Net cash provided by financing activities	23,271,401	9,162,926
Net increase in cash	8,056,562	1,498,249
Cash - beginning of year	2,586,315	1,088,066
Cash - end of year	$10,642,877	$2,586,315

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$293,342	$103,293

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock for the acquisition of MotherLode Craft Distillery, LLC	$-	$377,000
Acquisition of remaining non-controlling interest in Big Bottom Distilling, LLC	$15,585	$134,858
Common stock issued in exchange of notes payable	$3,722,888	$558,137
Issuance of debt discount	$351,548	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

1.	Description of Business

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. Unlike many distillers, we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States in early 2018 primarily through Republic National Distributing Company (“RNDC”). During 2018, its first year on the market, RRW generated strong commercial progress and results, and we have focused our sales efforts outside of Oregon on RRW. We believe RRW will be a key growth engine in 2019 and will also provide a “coattail” effect for our other brands, helping them to achieve improved national recognition and success.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to utilize our small size to our advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products; for example, we recently developed our Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak-aged whiskeys, Marionberry Whiskey, and most recently our Portland Mule drink (our first ready-to-drink (RTD) cocktail in a single serving can).

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In December of 2018, we acquired the remaining 10% of BBD. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and now Craft Canning, acquired in January 2019, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our canning equipment, at MotherLode and Craft Canning, to profit from the rapid growth in canned beverages (Beer, Wine, Spirit-based RTD’s and CBD). We believe our significant capacity expansion (and regional reputation) due to the more recent acquisition of Craft Canning, is a competitive advantage.

We currently sell our products in 39 states as well as Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. The Company is subject to the regulation and oversight of the Oregon Liquor Control Commission (OLCC) and the Alcohol and Tobacco Tax and Trade Bureau (TTB), as well as other state agencies regulating the sale and distribution of alcohol products.

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through convertible notes, extended credit terms, and equity financings. For the years ended December 31, 2018 and 2017, the Company incurred a net loss of approximately $9 million and $5.3 million respectively year and has an accumulated deficit of approximately $27 million as of December 31, 2018. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2018, the Company raised approximately $23.3 million in cash flow from financing activities to meet cash flow used in operating activities.

At December 31, 2018, the Company has approximately $10.6 million of cash on hand with a positive working capital of $21.1 million. The Company’s ability to meet their ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management believes that cash on hand will be sufficient to meet their operating activities to meet their near-term cash needs over the next twelve months.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiary MotherLode (beginning as of March 8, 2017), and wholly-owned subsidiary BBD (majority owned beginning May 1, 2017 through December 2018 and wholly-owned as of December 2018). All intercompany balances and transactions have been eliminated in consolidation.

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

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission (“OLCC”), the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales. Sales from items sold through the Company’s retail location are recognized at the time of sale.

Revenue received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net revenue or as advertising, promotional and selling expenses in accordance with ASC Topic 605-50, Revenue Recognition - Customer Payments and Incentives, based on the nature of the expenditure. Amounts paid to customers totaled $426,302 and $182,975 in years 2018 and 2017, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense totaled $ 4,345,210 and $2,219,168 in years 2018 and 2017, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly-liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2018 and 2017.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2018, two customers represented 34% of trade receivables. At December 31, 2017, two customers represented 79% of trade receivables. Sales to one and two distributors accounted for approximately 42% and 35% of consolidated sales for the years ended December 31, 2018 and 2017, respectively.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At December 31, 2018 and December 31, 2017, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

The hierarchy of fair value valuation techniques under GAAP provides for three levels: Level 1 provides the most reliable measure of fair value, whereas Level 3, if applicable, generally would require significant management judgment. The three levels for categorizing assets and liabilities under GAAP’s fair value measurement requirements are as follows:

Level 1:	Fair value of the asset or liability is determined using cash or unadjusted quoted prices in active markets for identical assets or liabilities.

Level 2:	Fair value of the asset or liability is determined using inputs other than quoted prices that are observable for the applicable asset or liability, either directly or indirectly, such as quoted prices for similar (as opposed to identical) assets or liabilities in active markets and quoted prices for identical or similar assets or liabilities in markets that are not active.

Level 3:	Fair value of the asset or liability is determined using unobservable inputs that are significant to the fair value measurement and reflect management’s own assumptions regarding the applicable asset or liability.

None of the Company’s assets or liabilities were measured at fair value at December 31, 2018 and 2017. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At December 31, 2018 and 2017, the Company’s note payable, convertible notes payable and secured credit facility balances outstanding are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the years ended December 31, 2018 and 2017.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. At December 31, 2017, an impairment loss of $218,374 was recognized related to its acquisition of Big Bottom Distillery, LLC. At December 31, 2018, no additional impairment loss was recognized.

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

Income Taxes

The provision for income taxes is based on income and expenses as reported for financial statement purposes using the “asset and liability method” for accounting for deferred taxes. Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are reflected at currently enacted income tax rates applicable to the period in which the deferred tax assets or liabilities are expected to be realized or settled. As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2018 and 2017, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2018 and 2017.

The Company files federal income tax returns in the United States. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2012.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the for the years ended December 31, 2018 and 2017, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $654,490 and $997,410 in years 2018 and 2017, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments as the underlying stock-based awards vest. Net stock-based compensation was $657,546 and $563,356 in fiscal years 2018 and 2017, respectively.

Accounts Receivable Factoring Program

During 2017, we terminated our previous receivable factoring program. Under the prior program, we had the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remitted payment, we received the remaining 25%. We were charged interest on the advanced 75% payment at a rate of 1.5% per month. Under the terms of the agreement with the factoring provider, any factored invoices had recourse should the customer fail to pay the invoice. Thus, we recorded factored amounts as a liability until the customer remitted payment and we received the remaining 25% of the non-factored amount. We did not factor any new invoices during 2018 and 2017. At December 31, 2018, we had no factored invoices outstanding and incurred no fees associated with factoring. During fiscal 2017 we incurred fees associated with the factoring program of $63,238.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. The new standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and amends the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. The adoption on January 1, 2018 of ASU 2016-15 and ASU 2016-18 did not have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which superseded virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company will elect to apply the impact (if any) of applying ASU 2014-09 to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. We adopted ASU 2014-09 as of January 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment. ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount, and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently in the process of evaluating the impact of ASU 2017-04 on its consolidated financial statements.

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

Under the new guidance, lessor accounting will be largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and AASU No. 2014-09, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Early application is permitted for all public business entities upon issuance. Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. We are currently evaluating the impact ASU 2016-02 will have on the Company’s condensed consolidated financial statements.

In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This guidance provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In addition, this ASU provides a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the nonlease component(s) are the same, and if the lease would be classified as an operating lease. These amendments have the same effective date as ASU 2016-02.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting, which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard is effective on January 1, 2019, and early adoption is permitted, including in interim periods, and should be applied to all new awards granted after the date of adoption. The Company is currently assessing the potential impact this ASU will have on our consolidated results of operations, financial position, and cash flows.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

4.	Business Acquisitions

During the fiscal year 2017, the Company completed the following acquisitions:

MotherLode Craft Distillery, LLC

On March 8, 2017, the Company completed the acquisition of MotherLode Craft Distillery, LLC (“MotherLode”), a small Portland, Oregon-based provider of bottling services and production support to craft distilleries. The Company’s condensed consolidated financial statements for fiscal 2018 include MotherLode’s results of operations. The Company’s condensed consolidated financial statements for fiscal 2017 include MotherLode’s results of operations from the acquisition date of March 8, 2017 through December 31, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

Big Bottom Distillery, LLC

On May 1, 2017, the Company acquired 90% of the ownership of Big Bottom Distillery, LLC (“BBD”), a Hillsboro, Oregon-based distiller of super-premium spirits. The Company’s condensed consolidated financial statements for the fiscal year 2018 include BBD’s results. The Company’s condensed consolidated financial statements for the fiscal year 2017 include BBD’s results of operations from the acquisition date of May 1, 2017 through December 31, 2017. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The following allocation of the 90% purchase price on May 1, 2017 is as follows:

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

At December 31, 2018, the Company acquired the remaining 10% of BBD. The consideration given was 3,122 shares of common stock valued at the December 31, 2018 closing price of $6.18 per share, for a purchase price of $19,294.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

5.	Inventories

Inventories consist of the following at December 31:

	2018	2017
Raw materials	$10,347,616	$3,755,477
Finished goods	669,843	295,805
Total inventories	$11,017,459	$4,051,282

6.	Property and Equipment

Property and equipment consists of the following at December 31:

	2018	2017
Furniture and fixtures	$1,148,540	$326,088
Leasehold improvements	477,184	56,410
Vehicles	49,483	49,483
Construction in progress	425,851	372,667
Total cost	2,101,058	804,648
Less accumulated depreciation and amortization	(342,928)	(76,142)
Total property and equipment, net	$1,758,130	$728,506

Depreciation and amortization expense totaled $266,786 and $41,253 for the years ended December 31, 2018 and 2017, respectively.

7.	Intangible Assets and Goodwill

At December 31, 2018, intangible assets and goodwill consist of the following:

	2018	2017	Life
Permits and licenses	$25,000	$25,000	-
Customer lists	351,430	351,432	7 years
Goodwill	28,182	28,182	-
Total intangible assets and goodwill	404,614	404,614
Less accumulated amortization	(90,754)	(50,764)
Intangible assets and goodwill - net	$313,858	$353,850

Amortization expense totaled $39,990 and $50,764 for the years ended December 31, 2018 and 2017, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

8.	Other Assets

Other assets consist of the following at December 31:

	2018	2017
Product branding	$525,000	$285,000
Investment in online company	300,000	-
Deposits	29,297	53,942
Total other assets	854,297	343,942
Less accumulated amortization	(58,037)	-
Other assets - net	$796,260	$343,942

As of December 31, 2018, the Company had $525,000 of capitalized costs related to services provided for the rebranding of its existing product lines and branding for new product lines. This amount will be amortized over a seven-year life. In December 2018, the Company invested in an online (direct-to-consumer) business and intends to begin selling select products through this platform. The deposits of $29,297 represent office and retail space lease deposits.

As of December 31, 2017, $285,000 represented rebranding the Burnside product line, $40,000 represented deposits on future product rebranding and $13,942 represented office and retail spaces lease deposits.

Amortization expense totaled $58,037 and $0 for the years ended December 31, 2018 and 2017, respectively.

9.	Notes Payable

Notes payable consists of the following at December 31, 2018 and December 31, 2017:

	December 31, 2018	December 31, 2017
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	-
Notes payable bearing interest at 8.00%. The notes have a 2-year maturity, are due either June 30, 2018 or June 30, 2019 and pay interest-only on a monthly basis.	-	407,500
Note payable bearing interest at 2.74%. The note is payable in monthly principal plus interest payments of $100 through December 2019.	-	2,306
Note payable bearing interest at 4.00%. The note is payable in quarterly principal plus interest payments of $9,614 through March 2019.	-	56,341
Convertible notes payable bearing interest at 4.00%. The notes principal plus accrued interest is due in full at various dates between April 3, 2020 – September 30, 2020. The notes have an automatic conversion feature upon the closing (or first in a series of closings) of the next equity financing in which the Company sells shares of its equity securities for an aggregate consideration of at least $4,000,000 at a purchase price of at least $7.50. The outstanding principal and unpaid accrued interest on the notes shall be automatically converted into equity securities at a price equal to 80% of the price paid per share by the investors in the next equity financing or $6.00, whichever is lower, provided, however, that in no event shall the conversion price be less than $6.00. The note has a voluntary conversion feature where the investor may convert, in whole or in part, at any time at the conversion price of $6.00.	-	927,192
Promissory notes payable bearing interest at 8.00%. The notes’ principal is due on June 30, 2019. Interest is paid monthly.	-	1,101,840
Total notes payable	2,300,000	2,495,179
Less current portion	-	(293,726)
Less debt discount for detachable warrant	-	(39,693)
Long-term portion of notes payable	$2,300,000	$2,161,760

During 2018 we used $514,867 in cash and $3,722,888 in stock to retire the outstanding notes from 2017. The ending 2018 note balance reflects the new notes entered into during 2018. We paid $189,552 and $103,293 in interest on notes during 2018 and 2017 respectively.

Maturities on notes payable as of December 31, 2018, are as follows:

Year ending December 31:

2019	$
2020
2021		2,300,000
2022		-
Thereafter		-
$2,300,000

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

10.	Secured Credit Facility

 On May 10, 2018, Eastside Distilling, Inc. (the “Company”) entered into a credit and security agreement (the “Credit and Security Agreement”), by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee (the “Lender”). Pursuant to the Credit and Security Agreement, the Lender will make loans to the Company in an aggregate principal amount not to exceed $3,000,000 (the “Loans”). The Loans are secured by all of the Company’s bulk whiskey, bourbon and rye inventory held in third-party storage facilities (“Specified Inventory”), The Company may borrow 80% of the value of the Specified Inventory it is able to purchase under the Credit and Security Agreement.

The proceeds of the Loans are to be used by the Company to purchase the Specified Inventory for use in distilling and producing its spirits products, and for no other purpose.

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made and continuing until each such Loan is paid in full. During 2018, The Company paid $103,790 in interest on the Loans. The Company must pay the outstanding principal amount of the Loans in a one-time payment on the termination date of the Credit and Security Agreement (June 10, 2021), or earlier pursuant to other provisions thereof. The Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty. As of December 31, 2018, the Company has borrowed the full $3 million available under the agreement.

The current market value of the Company’s bulk whiskey, bourbon and rye inventories must be at least 120% of the outstanding Loan balance. In addition, the Credit and Security Agreement contains other customary covenants including, among other things, certain restrictions on incurring indebtedness.

11.	Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The provision (benefit) for income taxes for the years ended December 31, 2017 and 2018 were as follows, assuming a 35% and 21% federal effective tax rate, respectively. The Company also has a state tax rate for Oregon, of 6.6% for both December 31, 2017 and 2018.

	2018	2017
Expected federal income tax benefit	$(1,774,610)	$(1,794,492)
State income taxes after credits	(597,146)	(348,343)
Change in valuation allowance	2,371,756	2,142,835

Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at December 31 consisted of the following:

	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$7,780,105	5,489,143
Stock-based compensation	623,386	563,356
Total deferred tax assets	8,403,491	6,052,499

Deferred tax liabilities:
Depreciation and amortization	(208,864)	(92,016)
Total deferred tax liabilities	(208,864)	(92,016)
Valuation allowance	(8,194,627)	(5,960,483)
Net deferred tax assets	$-	-

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

At December 31, 2018, the Company has a cumulative net operating loss carryforward (NOL) of approximately $8.6 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2034, and the state NOLs begin to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 (as amended, the Internal Revenue Code) and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

12.	Commitments and Contingencies

Operating Leases

The Company leases its corporate office, warehouse, kiosks and tasting room space under operating lease agreements which expire at various dates through December 2023. Monthly lease payments range from $1,857 to $25,175 over the terms of the leases. For operating leases which contain fixed escalations in rental payments, the Company records the total rent expense on a straight-line basis over the lease term. The difference between the expense computed on a straight-line basis and actual payments for rent represents deferred rent which is included within accrued liabilities on the accompanying consolidated balance sheets. Retail spaces under lease are subject to monthly percentage rent adjustments when gross sales exceed certain minimums.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

At December 31, 2018, future minimum lease payments required under the operating leases are approximately as follows:

For year ending December 31st:

2019	$547,411
2020	435,958
2021	117,683
2022	37,153
2023	38,267
Total	$1,176,472

Total rent expense was approximately $459,147 and $362,000 for the years ended December 31, 2018 and 2017, respectively.

Legal Matters

We are not currently subject to any material legal proceedings, however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

13.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at December 31, 2018 and 2017. The numerators and denominators used in computing basic and diluted net loss per common share in 2018 and 2017 are as follows:

	December 31,
	2018	2017
Net loss available to common shareholders (numerator)	$(9,047,669)	$(5,277,316)
Weighted average shares (denominator)	6,074,489	3,717,956
Basic and diluted net loss per common share	$(1.49)	$(1.42)

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

14. Stockholder’s Equity

Reverse Stock Splits

All shares related and per share information in these financial statements has been adjusted to give effect to the 3-for-1 reverse stock split of the Company’s common stock effected on June 15, 2017.

Issuance of Common Stock

On December 31, 2018, the Company issued 3,122 shares in connection with the purchase of the remaining 10% interest in BBD.

On November 20, 2018, the Company issued 1,235,000 shares of common stock at $6.50 per share in connection with an underwritten public offering for net proceeds of approximately $7.2 million. On December 19, 2018 an additional 185,250 shares were issued as part of the overallotment for additional proceeds of approximately $1.1 million.

During 2018, the Company issued 1,345,978 shares of common stock at $5.40 per share in connection with the exercise of warrants for cash proceeds of $7,268,281, and 500,000 shares of common stock at $5.40 per share in connection with the exercise of warrants in exchange for a reduction in outstanding note principal of $2,700,000.

On September 25, 2018, the Company issued 120,000 shares of common stock at $5.40 per share in connection with the exercise of underwriter warrants. The warrants were part of units, and each unit consisted of one share of common stock and one common stock warrant exercisable at $5.40 per share.

In July 2018, the Company issued 167,273 shares of common stock at $6.00 per share in exchange for outstanding note principal and interest. The conversion was within the terms of the original note agreement and no gain or loss was recorded.

During 2018, the Company issued 115,334 shares of common stock at an average of $5.35 per share in connection with the exercise of warrants for proceeds of $617,004. In addition, the Company issued 59,308 shares of common stock at an average of approximately $4.05 per share in exchange for services rendered.

During 2018, the Company issued 79,734 shares of common stock to directors and employees for stock-based compensation of $712,469. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $3.99 - $8.50 per share.

During 2018, the Company issued 35,941 shares of common stock in connection with existing option exercises, at an average exercise price of $4.56.

During 2018, the Company issued 27,400 shares of common stock to consultants in exchange for services. The shares were valued using the closing share price of our common stock on the date of grant, with a range of $3.99 - $7.72 per share, for a total value of $162,378.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

In December 2017, the Company issued 18,371 shares of common stock to directors and employees for stock-based compensation of $79,351. The shares were valued using the closing share price of the Company’s common stock on the date of grant, with the range of $3.78 - $4.33 per share.

In December 2017, the Company issued 32,000 shares of common stock to a consultant in exchange for services, which were subject to a claw-back provision tied to specific performance. The shares were valued using the closing share price of the Company’s common stock on the date of grant, $4.54 per share.

In December 2017, the Company issued 14,384 shares of its common stock upon conversion of 8% convertible promissory notes with an aggregate principal amount converted of $52,500. No gain or loss was recorded on the transactions.

In September 2017, the Company issued 14,760 shares of common stock to directors and employees for stock-based compensation of $56,221. The shares were valued using the closing share price of the Company’s common stock on the date of grant, with the range of $3.78 - $4.38 per share.

In August 2017, the Company issued 83,334 shares of its common stock upon conversion of a 6% convertible promissory note with an aggregate principal amount converted of $500,000. No gain or loss was recorded on the transactions.

In August 2017, the Company issued 5,209 shares of common stock to a third-party consultant in exchange for services rendered. The shares were valued using the closing share price of the Company’s common stock on the date of grant, with the range of $3.40 - $3.50 per share.

In August 2017, the Company completed an underwritten public offering of 1,200,000 units consisting of 1,200,000 shares of its common stock and warrants to purchase up to an aggregate of 1,200,000 shares of its common stock (each, a “Unit”) at a public offering price of $4.50 per Unit. The warrants have a per share exercise price of $5.40, are exercisable immediately, and will expire five years from the date of issuance. The gross proceeds to the Company from this offering were $5.4 million, before deducting underwriting discounts and commissions and other estimated offering expenses. On August 24, 2017, the underwriters exercised their option to purchase an additional 180,000 Units to cover over-allotments, which resulted in additional gross proceeds to the Company of $810,000, before deducting offering expenses.

In June 2017, the Company issued 2,716 shares of common stock to employees for stock-based compensation of $15,943, all of which were fully vested upon issuance. The shares were valued using the closing share price of our common stock on the date of grant, with which ranged from $4.38 to $6.00 per share.

In May 2017, the Company completed the acquisition of a majority stake in BBD. The Company issued 28,096 shares of common stock to the owners of BBD as consideration for 90% of the BBD LLC units. Based on the closing share price of our common stock of $4.80 on May 1, 2017, the value of the transaction was $134,858. Issuance costs incurred were $14,400.

In April 2017, the independent directors, Messrs. Trent Davis and Michael Fleming, each exercised 4,630 stock options to purchase common stock at $5.40 per share.

In April 2017, the Company issued 50,335 shares of common stock to three third-party consultants in exchange for services rendered. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $4.35 - $4.50 per share.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

On March 8, 2017, the Company completed the acquisition of MotherLode. The Company issued 86,667 shares of common stock to the owners of MotherLode as consideration for the acquisition. Based on the closing share price of our common stock of $4.35 on March 8, 2017, the value of the transaction was $377,000. Issuance costs incurred were $5,580.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan was initially set at 166,667 shares, subject to adjustment. On January 1, 2017 and pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan increased to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors (the “Board”) approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. On January 1, 2018, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan further increased to 1,131,880 shares. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. At December 31, 2018, there were 904,249 options and 225,780 restricted stock units (“RSUs”) issued under the 2016 Plan with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the plan is 50,000 shares, subject to adjustment. At December 31, 2018, there were 49,584 options issued under the Plan outstanding, with vesting schedules varying between immediate and one (1) year from the grant date, which options vest at the rate of at least 25% in the first year, starting 6-months after the grant date, and 75% in year two.

A summary of all stock option activity at and for the years ended December 31, 2018 and 2017 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2016	173,750	$9.25
Options granted	243,667	4.34
Options exercised	(9,260)	5.40
Options canceled	(39,151)	5.39
Outstanding at December 31, 2017	369,006	$6.47
Options granted	654,000	5.47
Options exercised	(48,715)	4.56
Options canceled	(78,433)	4.86
Outstanding at December 31, 2018	895,858	$5.62

Exercisable at December 31, 2018	406,464	$5.80

The aggregate intrinsic value of options outstanding at December 31, 2018 was $558,278, compared to $28,962 at December 31, 2017.

At December 31, 2018, there were 489,393 unvested options with an aggregate grant date fair value of $1,322,193. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at December 31, 2018 was $344,232. During the year ended December 31, 2018, 255,182 options vested.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2018:

Risk-free interest rate	2.65%
Expected term (in years)	6.28
Dividend yield	-
Expected volatility	56%

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2018 was $2.64. The aggregate grant date fair value of the 641,000 options granted during the year ended December 31, 2018 was $1,689,398.

For the twelve months ended December 31, 2018, net compensation expense related to stock options was $657,546. At December 31, 2018, the total compensation expense related to stock options not yet recognized is approximately $1,088,420, which is expected to be recognized over a weighted-average period of approximately 2.18 years.

Warrants

During the twelve months ended December 31, 2018, the Company issued an aggregate of 500,000 common stock warrants in connection with the issuance of $5,000,000 in notes payable, and 10,000 common stock warrants to a consultant. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of December 31, 2018. The estimated fair value of the warrants at issuance was $2,110,997, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	48%
Risk-free interest rate	2.59%
Expected term (in years)	4.0
Expected dividend yield	-
Fair value of common stock	$7.95

A total of 1,961,312 warrants were exercised during the fiscal year 2018 for cash proceeds of $7,885,285 and a $2,700,000 reduction of outstanding note principal. In addition, 54,308 warrants were exercised during the twelve month period at an average of approximately $4.07 per share in exchange for services rendered.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2017	2,623,077	3.62 years	$5.96	$54,880

Twelve months ended December 31, 2018:
Granted	510,000	4.47 years	$5.42	$387,600
Exercised	(2,015,620)		$5.36	-
Forfeited and cancelled	(34,022)	4.25 years	$5.40	-

Outstanding at December 31, 2018	1,083,435	1.04 years	$6.83	$-

15.	Related Party Transactions

The following is a description of transactions since January 1, 2017 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years which was $176,934 and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

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

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom Partners and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom Partner’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a Black-Scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom in 2018. On August 11, 2018, we issued 42,000 shares of common stock to Sandstrom in connection with the exercise of their 42,000 warrants in exchange for services rendered.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

On December 29, 2017, the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $464,750. Interest is paid monthly. The Promissory Note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amounts due under the Promissory Note will become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Note in connection with a Future Financing, at the option of PSP, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. PSP used a balance of $379,750 to purchase the Company’s new private offering of notes with warrants. The remaining principal balance of $85,000 was paid in April 2018. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, PSP was issued 37,975 warrants, exercisable at $5.40 per share. On August 9, 2018, PSP exercised the 37,975 warrants at $5.40 per share in exchange for a reduction in outstanding note principal due. $174,685 remained outstanding on the note.

On December 29, 2017, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “Wickersham Trust”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $179,300. Interest is paid monthly. The Promissory Note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amounts due under the Promissory Note will become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under the Promissory Note in connection with a Future Financing, at the option of Wickersham Trust, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. During the first quarter of 2018, Wickersham Trust used the balance to purchase the Company’s new private offering of notes with warrants. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, the Wickersham Trust was issued 17,930 warrants, exercisable at $5.40 per share. On August 9, 2018, the Wickersham Trust exercised the 17,930 warrants at $5.40 per share in exchange for a reduction in outstanding note principal due. $82,478 remained outstanding on the note.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2018 and 2017

16.	Subsequent Events

On January 11, 2019, the Company acquired Craft Canning LLC, an Oregon limited liability company by way of a subsidiary merger and changed its name to Craft Canning + Bottling, LLC (“Craft”).

Eastside acquired Craft for total consideration of $4,844,882, subject to certain post-closing adjustments as described in the Merger Agreement (the “Merger Consideration”). The Merger Consideration consisted of $2,003,200 in cash, a three-year note of $761,678, and 338,212 shares of common stock of Eastside (the “Consideration Shares”) allocated only to “accredited investors” as such term is defined under Section 501(a) of Regulation D promulgated under the Securities Act of 1933, as amended. Holders of the Consideration Shares have agreed to a one-year lock-up restricting the sale of the Consideration Shares. The Company has granted the holders of Consideration Shares “piggyback” registration rights effective after the one-year lock-up.

Owen Lingley became non-executive Chairman of Craft Canning + Bottling, LLC, and is party to a consulting agreement with the Company. The Company also issued to Mr. Lingley a warrant to purchase 146,262 shares of common stock of the Company at $7.80 per share and an exercise period of three years. The shares of common stock issuable upon exercise of the warrant will be subject to the same “piggyback” registration rights as the Consideration Shares described above.

The Merger Agreement additionally provides that in the event that Craft’s EBITDA (as defined in the Merger Agreement) for fiscal year 2019 is less than $1,000,000 (such shortfall, the “EBITDA Adjustment”), the principal amounts on notes payable to former holders of Craft Interests will be reduced on a pro rata basis in an aggregate amount equal to the EBITDA Adjustment.

The Merger Agreement contains representations, warranties, and covenants by the parties that are customary for a transaction of this nature.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2018 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2018.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 28, 2019:

Name	Age	Position

Grover T. Wickersham	70	Chief Executive Officer, Chairman of the Board, Director
Patrick Crowley(3)	71	Director
Trent D. Davis (2)(3)	50	Director
Michael M. Fleming (1)(2)(3)	70	Director
David Holmes	45	Director
Jack Peterson	54	Director
Matthew Szot (1)(2)	44	Director
Robert Manfredonia	54	President
Steven Shum	48	Chief Financial Officer
Melissa Heim	35	Executive Vice President Operations and Master Distiller

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Our board of directors currently consists of seven members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board may establish the authorized number of directors from time to time by resolution.

Our executive officers are each appointed by the board and serve at the board’s discretion.

There are no family relationships among our officers or directors.

Executive Officers

Grover Wickersham was appointed to our Board of Directors and as our Chairman in July 2016, and as our chief executive officer in November 2016. Mr. Wickersham currently serves on the boards of directors of Verseon Corporation, a London AIM-listed pharmaceutical development company; and Arbor Vita Corporation, a private company that has developed a test for cervical cancer. Mr. Wickersham has been a director and portfolio advisor of Glenbrook Capital Management, the general partner of a partnership that invests primarily in the securities of public companies, from 1996 to the present. For more than five years, Mr. Wickersham has served as the Chairman of the board of trustees of Purisima Fund, a mutual fund advised by Fisher Investments of Woodside, California, which fund has assets under management of approximately $375 million. Between 1976 and 1981, Mr. Wickersham served as a staff attorney, and then as a branch chief, of the U.S. Securities and Exchange Commission (the “SEC”). He holds a B.A. from the University of California at Berkeley, an M.B.A. from Harvard Business School and a J.D. from University of California, Hastings College of Law. We believe that Mr. Wickersham is qualified to serve as a member of our Board of Directors because of his experience and knowledge of corporate finance and legal matters, his experience and knowledge of operational matters gained as a past and present director of other public and private companies, and his knowledge of our company.

Robert Manfredonia has served as our President since December 6, 2018. Mr. Manfredonia has over 25 years of experience helping liquor companies drive new business growth, distributor focus and forging strong relationships with external business partners. In April 2018, Mr. Manfredonia joined us from Russian Standard, where he was Vice President in charge of National Accounts. As our Vice President of National Accounts, Mr. Manfredonia was in charge of selling the Company’s Redneck Riviera Whiskey product to ‘big box’ retailers including Costco, Kroger, Albertsons, Walmart, CVS, Winn Dixie, Spec’s (Texas), Jewel Osco, ABC Liquors (Florida) and other significant accounts. He started his career as a sales manager with Southern Wine & Spirits. From 2012 through 2015, he was co-founder of Diamond Brands Inc., where he led the concept development, research and development, and bringing to market of a French sparkling wine. From 2007 through 2012, he was Western Division Director for Duvel Moortgat USA, where he had oversight of six breweries, five European, and U.S. management of 106 distributors. Prior to 2007, Mr. Manfredonia worked for Miller Brewing Company as a Division Director of International Brands. His oversight included nine urban centers and 52 distributors with a fiscal 2006 revenue increase of 42%. He served as a logistics specialist in the United States Air Force from 1984 through 1989, serving in Asia and Europe.

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

Melissa Heim has served as our master distiller since June 2012 and has been a professional producer of spirits for 11 years. In November 2016, she was appointed our Executive Vice President Operations. We believe Ms. Heim was one of the first female master distillers and blenders west of the Mississippi River. Prior to joining us, she apprenticed at and then served as head distiller at Rogue Distillery and Public House in Portland’s Pearl District, holding the latter position from 2008 to 2010. Also, Ms. Heim co-founded and served as president of the Clear Boots Society, an organization that supports women’s leadership in the spirits industry. Ms. Heim studied Liberal Arts with emphasis on English at the University of Oregon. Ms. Heim is a current board member and Treasurer for the Women Distillers Guild, a member of the Craft Spirit Steering Committee for the international association Women of the Vine and Spirits, a member in good standing with the American Distilling Institute since 2014, a member in good standing with the American Craft Spirits Association since 2014, was named as one of the beverage industry’s top 40 under 40 tastemakers in 2017 and holds certification of advanced blending, maturation and warehousing techniques for spirits.

Non-Employee Directors

Trent Davis was appointed to our Board of Directors in August 2016. Mr. Davis is currently President and Chief Operating Officer of Whitestone Investment Network, Inc., which specializes in providing executive advisory services to small entrepreneurial companies, as well as restructuring, recapitalizing, and making strategic investments in small to midsize companies. Mr. Davis is also currently Lead Director, Chairman of the Nominating and Governance and Special Investments Committees and is a Member of the Audit and Compensation Committees of Dataram Corporation (Nasdaq: DRAM), which develops, manufactures, and markets memory products primarily used in enterprise servers and workstations worldwide. Previously, from December 2014 to July 2015, Mr. Davis was Chairman of the Board for Majesco Entertainment Company (Nasdaq: COOL), which is an innovative developer, marketer, publisher, and distributor of interactive entertainment for consumers around the world. From November 2013 until July 2014, Mr. Davis served as the President and a Director of Paulson Capital Corp. (Nasdaq: PLCC) until he successfully completed the reverse merger of Paulson with VBI Vaccines, (Nasdaq: VBIV). He went on to serve as a Member of VBI Vaccines’ Board of Directors and Audit Committee until May 2016. Mr. Davis was also the Chief Executive Officer of Paulson Investment Company. Inc., a subsidiary of Paulson Capital Corp, from July 2005 until October 2014, where he supervised all operations and over 200 investment representatives overseeing $1.5 billion in client assets. Prior to that, commencing in 1996, Mr. Davis served as Senior Vice President of Syndicate and National Sales of Paulson Investment Company, Inc. He has extensive experience in capital markets and brokerage operations and is credited with overseeing the syndication of approximately $600 million for over 50 client companies in both public and private transactions. In 2003, Mr. Davis served as a Chairman of the Board of the National Investment Banking Association. Mr. Davis holds a B.S. in Business and Economics from Linfield College and an M.B.A. from the University of Portland and held the following FINRA Licenses: Series 7, 24, 63, 66, and 79. Mr. Davis is qualified to serve on the Board because of his deep knowledge of finance and public company issues, capital market, advisory and entrepreneurial experiences, and extensive expertise in operational and executive management.

Michael (Mick) Fleming was appointed to our Board of Directors in August 2016. Mr. Fleming is currently an attorney with the law firm Ryan, Swanson & Cleveland, PLLC specializing in real estate, dispute resolution, securities and environmental matters. Mr. Fleming previously was an attorney with the law firm of Lane Powell PC from 2000 to 2013. Mr. Fleming is the Chairman of the Board of Directors of Jones Soda Co., a publicly traded premium beverage company. Mr. Fleming has served on the Board of Directors of Big Brothers and Big Sisters of Puget Sound since 2002 and was Chairman of the Board of Directors from 2008 to 2009. He has also been the President and owner of Kidcentre, Inc., a company in the business of providing child-care services in downtown Seattle, Washington, since 1988. Since 1985, he has also been the President and owner of Fleming Investment Co., an investment company. Mr. Fleming holds a Bachelor of Arts degree from University of Washington and a law degree from the University of California, Hastings College of the Law. We believe Mr. Fleming is qualified to serve on our Board of Directors because of his experience serving on public company boards, as president and owner of two businesses as well as his legal expertise in matters of business and securities law.

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

Matthew Szot was appointed to our Board of Directors in June 2018. Mr. Szot is currently the Executive Vice President and Chief Financial Officer of S&W Seed Company (Nasdaq: SANW) where he has served since March 2010. Mr. Szot brings a wealth of knowledge in mergers and acquisitions, debt and equity financings, developing and implementing financial and operational process improvements, technical accounting, SEC reporting and compliance. During this tenure, Mr. Szot has been instrumental in negotiating, structuring and integrating six strategic acquisitions. Mr. Szot is also currently a Director and serves as Chairman of the Audit Committee of SenesTech (Nasdaq: SNES), a life science company focused on animal fertility control. From February 2007 until October 2011, Mr. Szot served as the Chief Financial Officer for Cardiff Partners, LLC, a strategic consulting company that provided executive financial services to various publicly traded and privately held companies. From 2003 to December 2006, Mr. Szot served as Chief Financial Officer and Secretary of Rip Curl, Inc., a market leader in wetsuit and action sports apparel products. From 1996 to 2003, Mr. Szot was a Certified Public Accountant with KPMG in the San Diego and Chicago offices and served as an Audit Manager for various publicly traded companies. Mr. Szot graduated with High Honors from the University of Illinois, Champaign-Urbana with a Bachelor of Science degree in Agricultural Economics/Accountancy. Mr. Szot is a Certified Public Accountant in the State of California. We believe Mr. Szot is qualified to serve on our Board of Directors because of his experience serving on public company boards and in executive positions, as well as his extensive experience in and qualifications pertaining to finance, accounting and operations.

Patrick T. Crowley was appointed to our Board of Directors on October 15, 2018. Mr. Crowley is a veteran motion picture producer with worldwide experience. He has produced many box office hits including Jurassic World: Fallen Kingdom, Jurassic World, Eight Below, The Bourne Identity, The Bourne Supremacy, The Bourne Ultimatum, The Bourne Identity, Eagle Eye and The Other Guys. He was the executive producer on Sleepless in Seattle, Legends of the Fall and Charlie’s Angels: Full Throttle. As the Company contemplates broadening its collaboration with celebrities as a result of its positive results working with country music star, John Rich in the Redneck Riviera Whiskey venture, the Board believes that Mr. Crowley’s extensive experience and contacts in the entertainment world will be a unique and valuable voice in the boardroom.

David Holmes was appointed to our Board of Directors on October 15, 2018. Mr. Holmes currently serves as the founder of Third Floor, LLC, a development-stage company assembling a platform of brands primarily focused on ‘evolved beverage’ and cannabis beverage. Prior thereto, he was a co-founder of Boathouse Beverage, the developer of the SpikedSeltzer brand, which was sold to ABInbev in 2016. While at Boathouse, Mr. Holmes built the SpikedSeltzer brand from concept to product to sale and, in the process, created a segment in the alcohol beverage market. He developed and directed all branding/marketing and related execution, along with sole responsibility for all investment, finance, logistics and field sales management. Following the SpikedSeltzer brand acquisition, Mr. Holmes became Vice President at ABInbev where his primary focus was on managing the operational transition to ABI, leading and guiding the brand identity transition into ABI and wholesaler outreach and relationship building. Prior to co-founding Boathouse Beverage, Mr. Holmes was a director and portfolio manager at Citi Capital Advisors from 2007 through 2012, where he ran its distressed debt opportunity fund. Mr. Holmes was also an analyst at Marathon Asset Management, an alternative asset management firm with $10 billion in assets under management investing in global credit and fixed income markets. Mr. Holmes has an MBA in Finance from Columbia University and a BA in Economics from Connecticut College. Because of his extensive experience within the spirits industry, the Company believes Mr. Holmes will be a valuable member of the Board.

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

Audit Committee

Our audit committee oversees the engagement of our independent public accountants, reviews our audited financial statements, meets with our independent public accountants to review internal controls and reviews our financial plans. Our audit committee currently consists of Matthew Szot, who is the chair of the committee and Michael M. Fleming. Former director Shelly A. Saunders served on the audit committee prior to her resignation from the Board of Directors effective March 19, 2019. The vacancy on the audit committee caused by Ms. Saunders’ resignation has not yet been filled by the Board of Directors as of March 28, 2019. Each of Messrs. Szot and Fleming has been determined by our Board of Directors to be independent in accordance with NASDAQ and SEC standards. Our Board of Directors has also designated each of Mr, Szot and Mr. Fleming as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that each of Mr. Fleming and Mr. Szot possesses the requisite “financial sophistication” under applicable NASDAQ rules. The audit committee operates under a written charter which is available on our website at https://www.eastsidedistilling.com/investors Both our independent registered accounting firm and internal financial personnel will regularly meet with our audit committee and have unrestricted access to the audit committee. Each member of the audit committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the audit committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

Compensation Committee

Our compensation committee reviews and recommends policies, practices and procedures relating to compensation for our directors, officers and other employees and advising and consulting with our officers regarding managerial personnel and development. Our compensation committee currently consists of Trent D. Davis, who is the chair of the committee, Matthew Szot and Michael M. Fleming, each of whom has been determined by our Board of Directors to be independent in accordance with NASDAQ standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee (“nominating committee”) evaluates the composition, size and governance of our Board of Directors and its committees, evaluating and recommending candidates for election to our Board of Directors, establishing a policy for considering stockholder nominees and reviewing our corporate governance principles and providing recommendations to the Board of Directors. Our nominating committee currently consists of Michael M. Fleming, who is the chair of the committee, Patrick Crowley and Trent D. Davis, each of whom has been determined by our Board of Directors to be independent in accordance with NASDAQ standards. The Nominating Committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors

Director Nomination Process

The nominating committee identifies director nominees by first considering those current members of the Board of Directors who are willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective. If any member of the Board of Directors does not wish to continue in service, if the nominating committee or the Board of Directors decides not to re-nominate a member for reelection, if the nominating committee or the Board of Directors decided to fill a director position that is currently vacant or if the nominating committee or the Board of Directors decides to recommend that the size of the Board of Directors be increased, the nominating committee identifies the desired skills and experience of a new nominee in light of the criteria described above. Current members of the Board of Directors and management are polled for suggestions as to individuals meeting the Board of Directors’ criteria. Research may also be performed to identify qualified individuals and, if appropriate, the nominating committee may engage a search firm. Nominees for director are selected by a majority of the members of the Board of Directors, with any current directors who may be nominees themselves abstaining from any vote relating to their own nomination. All of our directors participated in the consideration of the director nominees for election at the Annual Meeting. Although the nominating committee and the Board of Directors do not have a formal diversity policy, the Board of Directors instructed the nominating committee to consider such factors as it deems appropriate to develop a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the nominating committee include judgment, knowledge, skill, diversity (including factors such as race, gender and experience), integrity, experience with businesses and other organizations of comparable size, including experience in the spirits industry, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other board members, familiarity with national and international business matters, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our officers and directors and persons who own more than ten percent of a registered class of our equity securities to file with the SEC reports of ownership on Form 3 and changes in ownership on Form 4 and Form 5. Officers, directors and greater-than-ten-percent stockholders are required by Commission regulations to furnish to us copies of all Section 16(a) forms they file. Based solely on our review of the copies of such forms received by us, or written representations from certain reporting persons, we believe that all Section 16(a) filing requirements applicable to our officers, directors, and greater-than-10% beneficial owners were met during the fiscal year ended December 31, 2018.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for services rendered during the fiscal years ended December 31, 2018, and 2017.

	2018 Summary Compensation Table
Name and Position	Year	Salary	Bonus	Stock Awards		Option Awards		All Other Compensation	Total ($)
Grover T. Wickersham	2018	$120,000	$123,750	$ 164,314	(3)	$ 318,545	(1)	$	$726,609
Chief Executive Officer, Director (Since November 2016)	2017	$20,769	$50,000	$ 188,350	(4)	$ 156,740	(2)	$	$415,859

Robert Manfredonia	2018	$109,615	$—	$ 50,000	(6)	$ 204,625	(5)	$	$364,240
President (Since December 2018)

Steve Shum	2018	$135,000	$132,250	$ 164,314	(9)	$ 318,545	(7)	$	$750,109
Chief Financial Officer, (Since October 1, 2015)	2017	$135,000	$63,461	$ 59,390	(10)	$ 5,095	(8)	$	$262,946

Melissa Heim	2018	$87,289	$10,000	$ 19,950	(13)	$ 68,575	(11)	$	$185,814
Executive V.P. Operations and Master Distiller	2017	$85,000	$34,297	$ 57,906	(14)	$ 30,915	(12)	$	$208,118

(1)	Amounts reflect the aggregate grant date fair value of the 115,000 shares of common stock underlying the stock options granted on three separate dates of grant (with exercise prices of $3.92, $3.99 and $7.87 per share, respectively) without regards to forfeitures, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 2 or 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 14 in the Notes to Consolidated Financial Statements on page 52.
(2)	Amounts reflect the aggregate grant date fair value of the 53,333 shares of common stock underlying the stock options granted on two separate dates of grant (with exercise prices of $4.80 and $3.78 per share, respectively) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 13 in the Notes to Consolidated Financial Statements on page 46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018.
(3)	Amounts reflect the aggregate grant date fair value of 24,098 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($3.99, $7.19, and $7.69 per share, respectively) without regards to forfeitures.
(4)	Amounts reflect the aggregate grant date fair value of 50,834 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($4.80, $3.78, and $4.33 per share, respectively) without regards to forfeitures.
(5)	Amounts reflect the aggregate grant date fair value of the 75,000 shares of common stock underlying the stock options granted on two separate dates of grant (with exercise prices of $7.05 and $7.87 per share, respectively) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 14 in the Notes to Consolidated Financial Statements on page 52.

(6)	Amounts reflect the aggregate grant date fair value of 6,696 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($7.05, and $7.94 per share, respectively) without regards to forfeitures.
(7)	Amounts reflect the aggregate grant date fair value of the 115,000 shares of common stock underlying the stock options granted on three separate dates of grant (with exercise prices pf $3.92, $3.99 and $7.87 per share, respectively) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 2 or 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 14 in the Notes to Consolidated Financial Statements on page 52.
(8)	Amounts reflect the aggregate grant date fair value of the 1,667 shares of common stock underlying the stock option on the date of grant (with an exercise price of $4.50 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 13 in the Notes to Consolidated Financial Statements on page 46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018.
(9)	Amounts reflect the aggregate grant date fair value of 24,098 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($3.99, $7.19, and $7.69 per share, respectively) without regards to forfeitures.
(10)	Amounts reflect the aggregate grant date fair value of 13,000 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respectively dates of grant ($6.00, $3.90, and $4.33 per share, respectively) without regards to forfeitures.
(11)	Amounts reflect the aggregate grant date fair value of the 25,000 shares of common stock underlying the stock option on the date of grant (with an exercise price of $3.99 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 14 in the Notes to Consolidated Financial Statements on page 52.
(12)	Amounts reflect the aggregate grant date fair value of the 11,667 shares of common stock underlying the stock options granted on two separate dates of grant (with an exercise price of $4.50 and $3.78 per share, respectively) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 13 in the Notes to Consolidated Financial Statements on page 46 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on April 2, 2018.
(13)	Amounts reflect the aggregate grant date fair value of 5,000 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the dates of grant ($3.99 per share) without regards to forfeitures.
(14)	Amounts reflect the aggregate grant date fair value of 5,548 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($3.78 and $4.33 per share, respectively) without regards to forfeitures.

All Other Compensation

None

2018 Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock unit awards and stock options granted to the Named Executive Officers in the year ended December 31, 2018.

		All Other Stock Awards:		All Other Option Awards:
Name	Grant Date	Number of Shares of Stock or Units (#)		Number of Securities Underlying Options (#)		Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (1)
Grover T. Wickersham	01/08/2018			50,000	(2)	$3.92	$130,650

	01/11/2018			25,000	(4)	$3.99	$68,575
	01/11/2018	5,000	(3)				$19,950
	04/17/2018	5,000	(3)				$35,950

	08/18/2018	14,098	(3)				$103,620

	10/15/2018	—		40,000	(4)	$7.87	$119,320

Melissa Heim	01/11/2018			25,000	(4)	$3.99	$68,575
		5,000	(3)				$19,950
Steve Shum	01/08/2018	—		50,000	(2)	$3.92	$130,650

	01/11/2018			25,000	(4)	$3.99	$68,575
		5,000	(3)				$19,950
	04/17/2018	5,000	(3)				$35,950

	08/18/2018	14,098	(3)				$103,620

	10/15/2018			40,000	(4)	$7.87	$119,320

Robert Manfredonia	4/02/2018			50,000	(4)	$7.05	$130,050
		3,547	(3)				$25,000
	10/04/2018	3,149	(3)				$25,000

	10/15/2018	—		25,000	(4)	$7.87	$74,575

(1)	Represents the grant date fair value of each equity award calculated in accordance with ASC 718.
(2)	Options vest quarterly over a 2-year period.
(3)	RSUs vested immediately.
(4)	Options vest quarterly over a 3-year period.

Outstanding Equity Awards at 2018 Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding as of December 31, 2018.

		Option Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Grover T. Wickersham	10/13/2016	35,000	(1)	—	$5.40	10/13/2026

	04/05/2017	29,167	(2)	4,167	$4.80	04/05/2027

	09/15/2017	10,000	(3)	10,000	$3.78	09/15/2027

	01/08/2018	25,000	(2)	25,000	$3.92	01/08/2028

	01/11/2018	8,333	(3)	16,667	$3.99	01/08/2028

	10/15/2018	3,333	(3)	36,667	$7.87	10/15/2028

Melissa Heim	03/25/2015	417	(3)	—	$105.00	03/25/2025

	09/20/2016	7,500	(3)	2,500	$4.80	09/20/2026

	12/30/2016	2,223	(3)	1,111	$5.94	12/30/2016

	03/14/2017	972	(3)	695	$4.50	03/14/2027

	09/15/2017	5,000	(3)	5,000	$3.78	09/15/2027

	01/11/2018	8,333	(3)	16,667	$3.99	01/11/2028

Steven Shum	10/1/2015	14,167	(4)	—	$27.00	10/1/2020

	9/20/2016	15,000	(3)	5,000	$4.80	10/1/2026

	03/14/2017	972	(3)	695	$4.50	03/14/2027

	01/08/2018	25,000	(2)	25,000	$3.92	01/08/2028

	01/11/2018	8,333	(3)	16,667	$3.99	01/08/2028

	10/15/2018	3,333	(3)	36,667	$7.87	10/15/2028

Robert Manfredonia	04/02/2018	16,667	(3)	33,333	$7.05	04/02/2028

	10/15/2018	2,083	(3)	22,917	$7.87	10/15/2028

(1)	Options vest monthly over a 6-month period.
(2)	Options vest quarterly over 2-year period
(3)	Options vest quarterly over 3-year period
(4)	Options vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6-months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).

Employment Agreements

We have agreements with certain of our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group. The following summaries of the employment agreements are qualified in their entirety by reference to the text of the employment agreements, as amended, which have been filed as.

Employment Agreement with Steve Shum

In 2015, we entered into an employment agreement with Mr. Shum, which was amended in 2016. The agreement annually renews for one-year terms.

The agreement contains the following provisions among other terms: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) vacation leave; (iii) medical, dental and life insurance benefits; (iv) 36-month non-compete/non-solicitation terms; and (v) a severance payment equal to six months of base salary upon termination without cause (as defined in the agreement). Mr. Shum is not entitled to increased severance in connection with a change of control.

Employment Agreement with Melissa Heim

On February 27, 2015, we entered into an employment agreement with Melissa Heim. The agreement is for an initial term ending on February 27, 2020 and one-year periods thereafter.

The agreement contains the following provisions among other customary terms: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with her employment; (ii) paid vacation leave; (iii) medical, dental and life insurance benefits and (iv) 36-month non-compete/non-solicitation terms; (v) Ms. Heim is not entitled to increased severance in connection with a change of control.

Employment Agreement with Robert Manfredonia

Effective December 6, 2018, the Company entered into an Amended and Restated Employment Agreement with Mr. Manfredonia. The agreement is for an initial term ending on December 5, 2021 and provides for an annual base salary during the term of the agreement of $150,000. Mr. Manfredonia is eligible to receive a bonus of $100,000 per annum, which would be subject to Company results and individual performance. In addition, the Company will recommend to the compensation committee that it grant Mr. Manfredonia $37,500 worth of restricted stock units within the first 5 days of the completion of each quarter. Each award will be immediately vested and will be subject to the terms and conditions of the 2016 Equity Incentive Plan. Further, Mr. Manfredonia may be eligible to receive stock option grants pursuant to the 2016 Equity Incentive Plan, subject to the discretion of compensation committee. The agreement also contains the following provisions: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment, along with a $500 per month car allowance; (ii) benefits and perquisites available to other senior executives of the Company; and (iii) a severance payment upon termination without cause.

Potential Payments upon Termination

Under the terms of the employment agreements for Mr. Shum, Ms. Heim and Mr. Manfredonia, they are each entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate their employment without cause.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Shum, Ms. Heim and Mr. Manfredonia upon termination without cause. The potential payments are based on the terms of Mr. Shum’s, Ms. Heim’s and Mr. Manfredonia’s employment agreements discussed above. For a more detailed description of the employment agreements for Mr. Shum, Ms. Heim and Mr. Manfredonia, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination Without Cause (1)
Steven Shum	$75,000	(2)
Robert Manfredonia	$75,000	(3)
Melissa Heim	$42,500	(4)

(1)	Employee entitled to six months’ severance at the then applicable base salary rate.
(2)	Based on Mr. Shum’s current annual base salary of $150,000.
(3)	Based on Mr. Manfredonia’s current annual base salary of $150,000.
(4)	Based on Ms. Heim’s current annual base salary.

Compensation of Directors

2018 Director Compensation

During 2018, the Board of Directors established an annual compensation program for the directors that includes; 1) an annual retainer of $16,000 paid in cash in quarterly installments, 2) $5,000 in stock awards per quarter, 3) $2,500 cash payment for each board chair, which will be paid annually at the beginning of the year, 4) 1,000 for in-person board meetings and $500 for telephonic board meetings and 5) 5,000 stock options per year. The following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2018.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)		Option Awards ($)		Total ($)
Trent D. Davis	$35,250	$5,000	(2)	$28,243	(3)	$68,493
Michael M. Fleming	$25,250	$5,000	(2)	$28,243	(3)	$58,493
Jack Peterson	$20,700	$5,000	(2)	$28,243	(3)	$53,943
Shelly A. Saunders(1)	$23,000	$5,000	(2)	$28,243	(3)	$56,243
Matthew Szot	$13,625	$5,000	(2)	$11,405	(4)	$30,030
Patrick Crowley	$5,000	$5,000	(2)	$11,190	(4)	$21,190
David Holmes	$5,500	$5,000	(2)	$11,190	(4)	$21,690

(1)	Resigned from Board of Directors effective March 19, 2019.
(2)	Represents the aggregate-grant date fair value of 810 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant. As of December 31, 2018, the RSU’s granted were fully vested. As of December 31, 2018, there were no unvested RSUs held by each non-employee directors.
(3)	Represents the aggregate-grant date fair value of non-qualified stock options under the 2016 Plan. This includes two separate grants during the year, for the purchase up to 7,500 shares of common stock at an exercise price of $3.99 per share and for the purchase of up to 5,000 shares of common stock at an exercise price of $7.87 per share as of January 11, 2018 and October 15, 2018 respectively without regards to forfeitures, computed in accordance with ASC Topic 718 – Stock Compensation (“ASC 718”). The assumptions used to calculate the value of the stock options are set forth in Note 14 in the Notes to Consolidated Financial Statements on page 52. As of December 31, 2018, the total number of shares of outstanding stock options held by each non-employee director were as follows: Mr. Davis, 19,537; Mr. Fleming, 19,537; Mr. Peterson, 20,000; Ms. Saunders, 20,000; Mr. Szot, 5,000; Mr. Crowley, 5,000; and Mr. Holmes 5,000.
(4)	Represents a grant of non-qualified stock options under the 2016 Plan to purchase up to 5,000 shares of common stock at an exercise price of $7.87 per share to each of our non-employee directors as of October 13, 2016 without regards to forfeitures, computed in accordance with ASC Topic 718 – Stock Compensation (“ASC 718”). The assumptions used to calculate the value of the stock options are set forth in Note 14 in the Notes to Consolidated Financial Statements on page 52.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of March 28, 2019 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 28, 2019, we had 9,102,297 shares of common stock outstanding.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of common stock shown as beneficially owned by the stockholder.

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of March 28, 2019 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number of
	Common
	Shares
Name And	Beneficially		Percentage
Address (1)	Owned		Owned

5% Stockholders:
Glenbrook Capital (2)	811,729		8.79%
Orca Investment Management (3)	649,018		7.13%

Officers and Directors:
Grover T. Wickersham (4)	757,246	(5)	8.09%
Michael Fleming	44,644	(6)	0.49%
Trent Davis	36,977	(7)	0.41%
Jack Peterson	72,444	(8)	0.79%
Matthew Szot	5,810	(9)	*
David Holmes	3,310	(10)	*
Patrick Crowley	3,310	(11)	*
Melissa Heim	42,663	(12)	0.47%
Robert Manfredonia	28,270	(13)	0.31%
Steven Shum	108,175	(14)	1.18%

All directors and officers as a group (10 persons)	1,102,849		11.87%

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 1002 SE Water Avenue, Suite 390., Portland, Oregon 97214.
(2)	The address is 430 Cambridge Avenue, Suite #100, Palo Alto, California 94306. Glenbrook Capital, L.P. (“Glenbrook”) is a Nevada limited partnership, the general partner of which is Glenbrook Capital Management, a Nevada corporation (“GCM”). Glenbrook is overseen by its executive officers and a board of directors consisting of four directors. Grover T. Wickersham, our Chairman and Chief Executive Officer, is the owner of GCM. However, he does not direct the voting or disposition of the shares owned by Glenbrook. GCM disclaims beneficial ownership of the securities owned by Glenbrook Limited Partnership except to the extent of its pecuniary interest in the limited partnership.
(3)	The address is 2250 Aviation Drive, Suite 3, Roseburg, Oregon 97470
(4)	The shares of common stock include (i) 157,037 shares held directly; (ii) 238,728 shares owned by an employee profit sharing plan of Mr. Wickersham’s former law firm, for which he formerly served as trustee; (iii) 60,370 shares owned by a charitable remainder trust, for which he serves as co-trustee and a beneficiary; and (iv) 45,856 shares owned by his minor daughter’s irrevocable trust, for which he serves as trustee.
(5)	Includes (i) 150,253 shares of common stock issuable upon exercise of currently-exercisable warrants and (ii) 105,002 shares of common stock issuable upon exercise of stock options exercisable on or before May 27, 2019.
(6)	Includes (i) 9,334 shares of common stock issuable upon exercise of currently-exercisable warrants and (ii) 19,537 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.
(7)	Includes (i) 5,000 shares of common stock issuable upon exercise of currently-exercisable warrants and (ii) 19,537 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.
(8)	Includes (i) 9,400 shares of common stock held directly or indirectly by Mr. Peterson and (ii) 46,169 shares of common stock owned by Sandstrom Partners, of which Mr. Peterson is the current CEO (iii) 16,875 shares of common stock issuable upon exercise of stock options exercisable on or before May 27, 2019.
(9)	Includes 5,000 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.
(10)	Includes 2,500 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.
(11)	Includes 2,500 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.
(12)	Includes 28,613 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.
(13)	Includes 25,000 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.
(14)	Includes 80,279 shares issuable upon exercise of stock options exercisable on or before May 27, 2019.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2018:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	895,858	$5.62	2,267
Equity compensation plans not approved by security holders	—	—	—
Total	895,858	$5.62	2,267

(1)	2015 Stock Incentive Plan. On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. At December 31, 2018, there were 49,584 options issued under the Plan outstanding, with vesting schedules varying between immediate and, one (1) year from the grant date, which options vest at the rate of at least 25 percent in the first year, starting six months after the grant date, and 75% in year two.

(2)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan was initially set at 166,667 shares, subject to adjustment. On January 1, 2017 and pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. On January 1, 2018, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan further reset to 1,131,880 shares. The exercise price per share of each stock option shall not be less than 100 percent of the fair market value of the Company’s common stock on the date of grant. At December 31, 2018, there were 904,249 options and 225,780 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

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

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom Partners and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom Partner’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a Black-Scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom Partners in 2018. On August 11, 2018, we issued 42,000 shares of common stock to Sandstrom in connection with the exercise of their 42,000 warrants in exchange for services rendered.

On December 29, 2017, the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $464,750. Interest is paid monthly. The Promissory Note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Promissory Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Promissory Note in connection with a Future Financing, at the option of PSP, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. PSP used a balance of $379,750 to purchase the Company’s new private offering of notes with warrants. The remaining principal balance of $85,000 was paid in April 2018. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, PSP was issued 37,975 warrants, exercisable at $5.40 per share. On August 9, 2018, PSP exercised the 37,975 warrants at $5.40 per share in exchange for a reduction in outstanding note principal due. $174,685 remained outstanding on the note.

On December 29, 2017, the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “Wickersham Trust”) purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $179,300. Interest is paid monthly. The Promissory Note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under the Promissory Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under the Promissory Note in connection with a Future Financing, at the option of Wickersham Trust, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. During the first quarter of 2018, the Wickersham Trust used the balance to purchase the Company’s new private offering of notes with warrants. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, the Wickersham Trust was issued 17,930 warrants, exercisable at $5.40 per share. On August 9, 2018, the Wickersham Trust exercised the 17,930 warrants at $5.40 per share in exchange for a reduction in outstanding note principal due. $82,478 remained outstanding on the note.

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

Director Independence

Generally, under the listing requirements and rules of NASDAQ, independent directors must comprise a majority of a listed company’s board of directors. Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board of Directors has determined that Trent Davis, Michael Fleming, Matthew Szot, Patrick Crowley and David Holmes are independent within the meaning of NASDAQ listing standards. Accordingly, a majority of our directors is independent, as required under applicable NASDAQ rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

M&K CPAS, PLLC (“M&K”) billed us $15,000 in progress fees for our 2018 annual audit, $20,000 in fees for the completion of our 2017 audit, and $7,000 in fees for the review of our quarterly financial statements in 2018. M&K billed us $9,000 in progress fees for our 2017 annual audit and $6,000 in fees for the review of our quarterly financial statements in 2017. BPM LLP billed us $24,000 in fees for our 2017 quarterly financial statements.

Audit Related Fees

We paid fees to M&K and BPM LLP for assurance and related services of $30,500 and $26,400 related to other SEC filings in 2018 and 2017, respectively.

Tax Fees

For the years ended each of December 31, 2018 and 2017, the aggregate fees billed for tax compliance, by BPM LLP and M&K were $0.

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

Item 15. EXHIBITS.

(a)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.

4.1	Form of the Registrant’s common stock certificate, filed as Exhibit 4.1 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (SEC File No. 333-215848) (the “2017 S-1 Registration Statement”) filed on July 7, 2017 and incorporated by reference herein.
4.3	Form of Warrant to purchase common stock (included as Exhibit A to Exhibit 4.2), filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2016 and incorporated by reference herein.
4.4	Common Stock Purchase Warrant, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 10, 2017 and incorporated by reference herein.
4.5	Form of Underwriter Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2018 and incorporated by reference herein.
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2015 and filed on October 6, 2015 and incorporated by reference herein.
10.6+	First Amendment to Employment Agreement dated November 4,2016 between Steven Shum and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s 2017 Registration Statement, filed on February 1, 2017 and incorporated by reference herein.
10.8	Lease Agreement dated February 1st, 2017 between NW Flex Space LLC and the Registrant *
10.9	Lease Amendment dated October 30, 2018 between NW Flex Space LLC and the Registrant *
10.10	Lease Agreement dated September 21, 2017 between Eastbank Commerce Center, LLC and the Registrant *
10.14	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member among the Registrant, Allen Barteld and MotherLode, LLC, dated as of March 8, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and filed on March 14, 2017 and incorporated by reference herein.
10.16	Employment Agreement between the Registrant and Jarrett Catalani dated as of July 1, 2017, filed as Exhibit 10.16 to Amendment No. 3 to the Registrant’s 2017 Registration Statement, filed on July 21, 2017 and incorporated by reference herein.
10.17	Underwriting Agreement between the Registrant and Roth Capital Partners, as representative of the several underwriters, dated August 10, 2017, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2017 and incorporated by reference herein.
10.18	Amended and Restated Redneck Riviera License Agreement dated May 31, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2018 and incorporated by reference herein. **
10.19	Form of Eastside Distilling, Inc. 5% Promissory Note dated March 2018*
10.20	Credit and Security Agreement dated May 10, 2018 between the Registrant and the KFK Children’s Trust - Jeffrey Anderson - Trustee, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 14, 2018 and incorporated by reference herein.
10.21	Underwriting Agreement, dated November 20, 2018 between the Registrant and Roth Capital Partners, LLC as representative of the underwriters set forth on Schedule I thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2018 and incorporated by reference herein.
10.22	Merger Agreement, dated January 11, 2019 between the Registrant, Craft Acquisition Co LLC, Craft Canning LLC, Owen Lingley, and the other parties thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2019 and incorporated by reference herein.
10.23+	Amended and Restated Employment Agreement with Robert Manfredonia *
14	Code of Ethics, filed as Exhibit 14 to the Registration Statement on Form S-1 (File No. 333-202033), filed on February 11, 2015 and incorporated by reference herein.
21.1	Subsidiaries of the Registrant *
23.2	Consent of M&K CPAS, PLLC, independent registered public accounting firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

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

Signatures	Title	Date

/s/ Grover Wickersham	Chief Executive Officer,	March 28, 2019
Grover Wickersham	and Director
(Principal Executive Officer)

/s/ Steve Shum	Chief Financial Officer	March 28, 2019
Steve Shum	(Principal Financial and Accounting Officer)

/s/ Mick Fleming	Director	March 28, 2019
Mick Fleming

/s/ Trent Davis	Director	March 28, 2019
Trent Davis

/s/ Matthew Szot	Director	March 28, 2019
Matthew Szot

/s/ Patrick Crowley	Director	March 28, 2019
Patrick Crowley

/s/ David Holmes	Director	March 28, 2019
David Holmes

/s/ Jack Peterson	Director	March 28, 2019
Jack Peterson

