Form 10-Q
period 2019-03-31
Eastside Distilling, Inc.
filed 2019-05-13
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [ ]	Smaller reporting company [X]
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ] No [X]

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	EAST	The Nasdaq Stock Market LLC
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

As of May 10, 2019, 9,135,813 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2019

PART I: FINANCIAL INFORMATION

ITEM 1 –FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2019 and December 31, 2018

	March 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$4,180,799	$10,642,877
Trade receivables	1,867,871	1,064,078
Inventories	11,565,655	11,017,459
Prepaid expenses and current assets	1,460,879	765,146
Total current assets	19,075,204	23,489,560
Property and equipment, net	4,804,585	1,758,130
Right-of-use assets	1,180,632	-
Intangible assets, net	3,065,039	285,676
Goodwill	28,182	28,182
Other assets, net	985,685	796,260
Total Assets	$29,139,327	$26,357,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,062,039	$1,984,690
Accrued liabilities	507,470	386,166
Deferred revenue	97,345	1,728
Current portion of lease liabilities	662,700	-
Current portion of notes payable	580,647	-
Total current liabilities	3,910,201	2,372,584
Lease liability – less current portion	712,743	-
Secured trade credit facility, net of debt issuance costs	2,940,971	2,934,106
Notes payable - less current portion and debt discount	3,615,306	2,300,000
Total liabilities	11,179,221	7,606,690

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.0001 par value; 15,000,000 shares authorized; 9,110,635 and 8,764,085 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	911	876
Additional paid-in capital	48,228,617	45,888,872
Accumulated deficit	(30,269,422)	(27,138,630)
Total Eastside Distilling, Inc. Stockholders’ Equity	17,960,106	18,751,118
Total Liabilities and Stockholders’ Equity	$29,139,327	$26,357,808

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2019 and 2018

	2019	2018
Sales	$3,685,700	$1,413,182
Less excise taxes, customer programs and incentives	189,401	192,849
Net sales	3,496,299	1,220,333
Cost of sales	2,321,298	627,523
Gross profit	1,175,001	592,810
Operating expenses:
Advertising, promotional and selling expenses	1,333,275	642,977
General and administrative expenses	2,677,755	1,212,512
Total operating expenses	4,011,030	1,855,489
Loss from operations	(2,836,029)	(1,262,679)
Other income (expense), net
Interest expense	(107,410)	(56,638)
Other income (expense)	-	200
Total other expense, net	(107,410)	(56,438)
Loss before income taxes	(2,943,439)	(1,319,117)
Provision for income taxes	-	-
Net loss	(2,943,439)	(1,319,117)

Income attributable to noncontrolling interests	-	593

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(2,943,439)	$(1,318,524)

Basic and diluted net loss per common share	$(0.32)	$(0.27)

Basic and diluted weighted average common shares outstanding	9,099,382	4,920,534

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2019 and 2018

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(2,943,439)	$(1,319,117)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	329,835	67,836
Lease expense	124,270	-
Amortization of debt issuance costs	6,865	13,188
Issuance of common stock in exchange for services related parties	48,444	-
Issuance of common stock in exchange for services for 3rd parties	5,475	125,030
Stock-based compensation	191,856	276,068

Changes in operating assets and liabilities:
Trade receivables	(178,076)	(90,280)
Inventories	(393,372)	(1,254,671)
Prepaid expenses and other assets	(873,130)	(109,460)
Accounts payable	(154,263)	(358,091)
Accrued liabilities	55,157	85,315
Deferred revenue	43,617	17,125
Net lease liabilities	(140,303)	-
Net cash used in operating activities	(3,877,064)	(2,547,057)
Cash Flows From Investing Activities:
Acquisition of business, net of cash acquired	(1,449,917)	-
Purchases of property and equipment	(1,106,027)	(343,722)
Net cash used in investing activities	(2,555,944)	(343,722)
Cash Flows From Financing Activities:
Contributed capital	14,000	-
Proceeds from warrant exercise	-	680,400
Payments of principal on notes payable	(43,070)	(71,817)
Proceeds from convertible notes payable, net of issuance costs	-	1,250,000
Net cash provided by financing activities	(29,070)	1,858,583
Net decrease in cash	(6,462,078)	(1,032,196)
Cash - beginning of period	10,642,877	2,586,315
Cash - end of period	$4,180,799	$1,554,119

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$75,924	$8,917
Cash paid for amounts included in measurement of lease liabilities	$170,978	$-

Supplemental Disclosure of Non-Cash Financing Activity
Fixed assets acquired through financing	$300,000
Right-of-use assets obtained in exchange for lease obligations	$1,072,018	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

1.	Description of Business

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. We currently sell our products in 46 states as well as Ontario, Canada. The Company also generates revenue from tastings, tasting room tours, private parties, and merchandise sales from its facilities in Oregon. In addition, we bottle, can and package alcoholic beverages for others. The Company is subject to the Oregon Liquor Control Commission (“OLCC”) and the Alcohol and Tobacco Tax and Trade Bureau (“TTB”).

In May 2017, we used our shares to acquire 90% of Big Bottom Distillery, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. In December 2018, we acquired the remaining 10% of BBD. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC prior to the acquisition) (“Craft Canning”) acquired on January 11, 2019, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers.

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $2.9 million and has an accumulated deficit of $30 million as of March 31, 2019. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the three months ended March 31, 2019, the Company did not raise any additional capital from financing activities.

At March 31, 2019, the Company had $4.2 million of cash on hand with a positive working capital of $15.2 million. The Company’s ability to meet its ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management has taken actions to improve profitability, by managing expenses while increasing sales. Management believes that cash on hand, accounts receivable and inventory, along with revenue that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and Subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2019, our operating results for the three months ended March 31, 2019 and 2018 and our cash flows for the three months ended March 31, 2019 and 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, MotherLode, BBD, and Craft Canning (beginning as of January 11, 2019). All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, packaging, producing, marketing and distributing alcoholic beverages and operates as one segment. The Company’s chief operating decision makers, its chief executive officer and chief financial officer, review the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Revenue Recognition

Net revenue includes product sales, less excise taxes and customer programs and incentives. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with ASC 606, Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $56,898 and $47,801 for the three months ended March 31, 2019 and 2018, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotions and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $1,333,275 and $642,977 for the three months ended March 31, 2019 and 2018, respectively.

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at March 31, 2019 and December 31, 2018.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At March 31, 2019, four customers represented 30% of trade receivables, and at December 31, 2018, two customers represented 34% of trade receivables. Sales to two customers accounted for approximately 28% of consolidated net sales for the three months ended March 31, 2019. Sales to three customers accounted for approximately 59% of net sales for the three months ended March 31, 2018.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At March 31, 2019 and December 31, 2018, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

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

None of the Company’s assets or liabilities were measured at fair value at March 31, 2019 and December 31, 2018. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At March 31, 2019 and December 31, 2018, the Company’s notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the three months ended March 31, 2019 and 2018.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of goodwill at March 31, 2019 and determined that goodwill was not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At March 31, 2019 and December 31, 2018, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the three months ended March 31, 2019 and 2018.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the three months ended March 31, 2019 and 2018.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $132,503 and $145,048 for the three months ended March 31, 2019 and 2018, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $191,856 and $276,068 for the three months ended March 31, 2019 and 2018, respectively.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15) and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and amends the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. The adoption on January 1, 2018 of ASU 2016-15 and ASU 2016-18 did not have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which superseded virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company elected to apply ASU 2014-09 with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. We adopted ASU 2014-09 as of January 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

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

Under the new guidance, lessor accounting will be largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This guidance provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In addition, this ASU provides a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the nonlease component(s) are the same, and if the lease would be classified as an operating lease. These amendments have the same effective date as ASU 2016-02. On January 1, 2019, the Company adopted the new accounting standard using the modified retrospective approach and elected to not adjust comparative periods. Upon adoption, the Company recognized right-of-use assets of $920,805 and lease liabilities of $1,110,445, and a net adjustment to retained earnings of $187,353. The Company considers the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard became effective on January 1, 2019 and should be applied to all new awards granted after the date of adoption. We adopted ASU 2018-07 as of January 1, 2019. The Company does not believe the adoption of ASU 2018-07 had any material impact on its condensed consolidated financial statements.

Recent Accounting Pronouncements

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied prospectively. Early adoption of this standard is permitted. The Company is currently in the process of evaluating the impact of ASU 2017-04 on its consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

4.	Business Acquisitions

During the fiscal year 2019, the Company completed the following acquisition:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning + Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s condensed consolidated financial statements for the three months ended March 31, 2019 include Craft Canning’s results of operations. For the three months ended March 31, 2019, Craft Canning’s results of operations are included from the acquisition date of January 11, 2019 through March 31, 2019. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The following allocation of the purchase price is as follows:

Consideration given:
338,212 shares of common stock valued at $6.10 per share	$2,080,004
Cash	2,003,200
Notes payable	761,678
Total value of acquisition	$4,844,882

Assets and liabilities acquired:
Cash	$553,283
Trade receivables, net	625,717
Inventories, net	154,824
Prepaid expenses and current assets	250
Property and equipment, net	1,839,486
Right-of-use assets	232,884
Intangible assets - customer list	2,895,318
Other assets	26,600
Accounts payable	(231,613)
Accrued liabilities	(74,389)
Deferred revenue	(52,000)
Lease liabilities	(256,375)
Notes payable	(869,103)
Total	$4,844,882

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

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

The Company incurred acquisitions costs of $81,811 during the three months ended March 31, 2019 that have been recorded in general and administrative expenses on the consolidated statement of operations. The results of the Craft acquisition are included in our consolidated financial statements from the date of acquisition through March 31, 2019. The revenue and net income (including transaction costs) of Craft operations included in our consolidated statements of operations were $1,476,999 and $121,149, for the period from January 11, 2019 through March 31, 2019.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2019 and 2018 assume the acquisition was completed on January 1, 2018:

	Three Months Ended March 31,
	2019	2018
Pro forma sales	$3,897,978	$2,447,480
Pro forma net loss	(2,924,208)	(1,313,032)
Pro forma basic and diluted net loss per share	$(0.32)	$(0.25)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisition.

5.	Inventories

Inventories consist of the following:

	March 31, 2019	December 31, 2018
Raw materials	$10,571,725	$10,347,616
Finished goods	993,930	669,843
Total inventories	$11,565,655	$11,017,459

6.	Property and Equipment

Property and equipment consists of the following:

	March 31, 2019	December 31, 2018
Furniture and fixtures	$3,601,416	$1,148,540
Leasehold improvements	498,000	477,184
Vehicles	1,072,206	49,483
Construction in progress	1,077,557	425,851
Total cost	6,249,179	2,101,058
Less accumulated depreciation	(1,444,594)	(342,928)
Property and equipment - net	$4,804,585	$1,758,130

Purchases of property and equipment totaled $1,406,026 and $343,722 for the three months ended March 31, 2019 and March 31, 2018, respectively. Depreciation expense totaled $199,058 and $50,873 for the three months ended March 31, 2019 and March 31, 2018, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at March 31, 2019 and December 31, 2018 consists of the following:

	March 31, 2019	December 31, 2018
Permits and licenses	$25,000	$25,000
Customer lists	3,246,748	351,430
Goodwill	28,182	28,182
Total intangible assets and goodwill	3,299,930	404,612
Less accumulated amortization	(206,709)	(90,754)
Intangible assets and goodwill - net	$3,093,221	313,858

Amortization expense totaled $130,776 and $2,370 for the three months ended March 31, 2019 and March 31, 2018, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

8.	Other Assets

Other assets consist of the following:

	March 31, 2019	December 31, 2018
Product branding	$555,000	$525,000
Investments in online company	450,000	300,000
Deposits	53,542	29,297
Total other assets	1,058,542	854,297
Less accumulated amortization	(72,857)	(58,037)
Other assets - net	$985,685	$796,260

As of March 31, 2019, the Company had $555,000 of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life. In December 2018 and January 2019, the Company invested in an online (direct-to-consumer) business and intends to begin selling select products through this platform. The remaining deposits of $28,182 represent office and retail space lease deposits.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2023. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of $920,805, lease liabilities of $1,110,445, and a net adjustment to retained earnings of $187,353 upon adoption on January 1, 2019. Right-of-use assets and lease liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2019, the right-of-use assets and lease liabilities were $1,180,632 and $1,375,443, respectively. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Aggregate lease expense for the three-months ended March 31, 2019 was $151,111, consisting of $124,270 in lease expense for lease liabilities recorded on the Company’s balance sheet and $26,841 in short-term lease expense.

Maturities of lease liabilities as of March 31, 2019 are as follows:

	Operating Leases	Weighted-Average Remaining Term in Years
2019	$546,225
2020	553,832
2021	304,068
2022	41,407
Thereafter	38,564
Total lease payments	1,484,096
Less imputed interest (based on 6.3% weighted- average discount rate	(108,653)
Present value of lease liability	$1,375,443	2.4

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

10.	Notes Payable

Notes payable consists of the following:

	March 31, 2019	December 31, 2018
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	2,300,000
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests, and subordinated to the Company’s senior indebtedness.	769,920	-
Note payable bearing interest at 5.50% is secured by a company-owned vehicle. The note has a 60-month term with maturity in January 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule.	291,159	-
Promissory note payable bearing interest of 6.75%. The note has a 74-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule.	204,888	-
Promissory note payable bearing interest of 4.45%. The note has a 78-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule.	331,119	-
Promissory note payable under a revolving line of credit bearing variable interest starting at 4.75%. The note has a 12-month term with principal and accrued interest due in lump sum in June 2019. The borrowing limit is $250,000.	53,543	-
Promissory note payable under straight line of credit bearing interest starting at 5.25% for Year 1 and decreasing to 5.01% thereafter. Accrued interest is to be paid monthly from July 2018 - June 2019. Principal and accrued interest are to be paid monthly starting in July 2019 until maturity in June 2024. Borrowing limit under the note is $200,000. The notes are secured by the assets of the Company and include debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. The Company must also provide annual financial statements and tax returns. The Company has maintained compliance with all debt covenants.	197,929	-
Promissory notes payable bearing interest between 2.99% - 3.71%. The notes have 60-month terms with maturity dates between July 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan.	47,395	-
Total notes payable	4,195,953	2,300,000
Less current portion	580,647	-
Long-term portion of notes payable	$3,615,306	$2,300,000

We paid $30,035 and $8,917 in interest on notes for the three months ended March 31, 2019 and 2018, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Maturities on notes payable as of March 31, 2019, are as follows:

Year ending December 31:

2019	$389,948
2020	505,968
2021	2,808,570
Thereafter	491,467
$4,195,953

11.	Secured Credit Facility

On May 10, 2018, the Company entered into a credit and security agreement (the “Credit and Security Agreement”), by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee (the “Lender”). Pursuant to the Credit and Security Agreement, the Lender will make loans to the Company in an aggregate principal amount not to exceed $3,000,000 (the “Loans”). The Loans are secured by all of the Company’s bulk whiskey, bourbon and rye inventory held in third-party storage facilities (“Specified Inventory”). The Company may borrow 80% of the value of the Specified Inventory it is able to purchase under the Credit and Security Agreement.

The proceeds of the Loans are to be used by the Company to purchase the Specified Inventory for use in distilling and producing its spirits products, and for no other purpose.

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made and continuing until each such Loan is paid in full. During the three months ended March 31, 2019, the Company paid $45,889 in interest on the Loans. The Company must pay the outstanding principal amount of the Loans in a one-time payment on the termination date of the Credit and Security Agreement (June 10, 2021), or earlier pursuant to other provisions thereof. The Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty. As of March 31, 2019, the Company had borrowed the full $3 million available under the Credit and Security Agreement.

The current market value of the Company’s bulk whiskey, bourbon and rye inventories must be at least 120% of the outstanding Loan balance. In addition, the Credit and Security Agreement contains other customary covenants including, among other things, certain restrictions on incurring indebtedness.

12.	Commitments and Contingencies

Legal Matters

We are not currently subject to any material legal proceedings, however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

13.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at March 31, 2019 and 2018. The numerators and denominators used in computing basic and diluted net loss per common share in 2019 and 2018 are as follows:

	Three months ended March 31,
	2019	2018
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(2,943,439)	$(1,318,524)
Weighted average shares (denominator)	9,099,382	4,920,534
Basic and diluted net loss per common share	$(0.32)	$(0.27)

14.	Stockholder’s Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	8,764,085	$876	$45,888,872	$(27,138,630)	$18,751,118
Issuance of common stock for services by third parties	-	-	5,476	-	5,476
Issuance of common stock for services by employees	8,338	1	48,443	-	48,444
Issuance of common stock for purchase Craft Canning + Bottling, LLC	338,212	34	2,079,970	-	2,080,004
Stock-based compensation	-	-	191,856	-	191,856
Adjustment to accumulated deficit for adoption of ASC 842	-	-	-	(187,353)	(187,353)
Contributed capital	-	-	14,000	-	14,000
Net loss attributable to common shareholders	-	-	-	(2,943,439)	(2,943,439)
Balance, March 31, 2019	9,110,635	$911	$48,228,617	$(30,269,422)	$17,960,106

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Issuance of Common Stock

On January 11, 2019, the Company issued 338,212 shares of common stock in connection with the acquisition of Craft Canning for a total consideration of $2,080,004.

In March 2019, the Company issued 8,338 shares of common stock to directors and employees for stock-based compensation of $48,444. The shares were valued using the closing share price of our common stock on the date of grant of $5.81 per share.

Issuance of Convertible Preferred Stock

Each share of Series A Preferred has a stated value of $1,000, which is convertible into shares of the Company’s common stock at a fixed conversion price equal to $4.50 per share. The Series A Preferred accrue dividends at a rate of 8% per annum, cumulative. Dividends are payable quarterly in arrears at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $500,000, to the extent permitted under applicable law out of funds legally available therefore. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such shareholder divided by (ii) 90% of the average of the per share market values during the twenty (20) trading days immediately preceding the dividend date.

In the event of any voluntary or involuntary liquidation, dissolution or winding up, or sale of the Company, each holder of Series A Preferred is entitled to receive its pro rata portion of an aggregate payment equal to: (i) $1,000 multiplied by (ii) the total number of shares of Series A Preferred issued under the Series A Certificate of Designation multiplied by (iii) 2.5.

For all matters submitted to a vote of the Company’s shareholders, the holders of the Series A Preferred as a class have an aggregate number of votes equal to the product of (x) the number of shares of Common Stock (rounded to the nearest whole number) into which the total shares of Series A Preferred Stock issued under the Series A Certificate of Designation on such date of determination are convertible multiplied by (y) 2.5 (the “Total Series A Votes”), with each holder of Series A Preferred entitled to vote its pro rata portion of the Total Series A Votes. Holders of Common Stock do not have cumulative voting rights. In addition, the holders of Series A Preferred vote separately a class to change any of the rights, preferences and privileges of the Series A Preferred.

As of March 31, 2019, the Company has zero shares of preferred stock outstanding.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2019, the number of shares available for grant under the 2016 Plan reset to 2,030,775 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of March 31, 2019, there have been 904,249 options and 234,118 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At March 31, 2019, there were 49,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

The Company also issues, from time to time, options that are not registered under a formal option plan. At March 31, 2019, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the three months ended March 31, 2019 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2018	895,858		$5.62
Options granted	-	$
Options exercised	-
Options canceled	-
Outstanding at March 31, 2019	895,858		$5.62

Exercisable at March 31, 2019	476,367		$5.71

The aggregate intrinsic value of options outstanding at March 31, 2019 was $207,180.

At March 31, 2019, there were 419,489 unvested options with an aggregate grant date fair value of $1,130,921. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at March 31, 2019 was $118,576. During the three months ended March 31, 2019, 69,903 options became vested.

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

The Company did not issue any additional options during the three months ended March 31, 2019.

For the three months ended March 31, 2019 and 2018, total stock compensation expense related to stock options was $191,856 and $174,744 respectively. At March 31, 2019, the total compensation cost related to stock options not yet recognized is approximately $896,564, which is expected to be recognized over a weighted-average period of approximately 2.23 years.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

Warrants

During the three months ended March 31, 2019, the Company issued an aggregate of 146,262 common stock warrants in connection with the acquisition of Craft Canning. These warrants are subject to the continuation of a consulting agreement and are not part of the purchase price of the acquisition. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of March 31, 2019. The estimated fair value of the warrants at issuance was $133,537, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	31%
Risk-free interest rate	2.51%
Expected term (in years)	3.0
Expected dividend yield	-
Fair value of common stock	$6.10

No warrants were exercised during the three months ended March 31, 2019.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,083,435	1.04 years	$6.83	$-

Three months ended March 31, 2019:
Granted	146,262	2.75 years	$7.80	$-
Exercised	-	-	$-	-
Forfeited and cancelled	-	-	$-	-

Outstanding at March 31, 2019	1,229,697	1.27 years	$6.95	$-

15.	Related Party Transactions

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

On June 2, 2017, our Executive Chairperson, Grover Wickersham purchased 15,189 units at $3.90 per unit, with each unit consisting of one share of common stock and one three-year common stock purchase warrant exercisable at $7.50 per share (subject to adjustment), for total proceeds of $59,237 in cash.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2019

(unaudited)

On August 23, 2017, our Board of Directors (the “Board”) appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom Partners and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom Partner’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a Black-Scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom in 2018. On August 11, 2018, we issued 42,000 shares of common stock to Sandstrom in connection with the exercise of their 42,000 warrants in exchange for services rendered. During the first quarter of 2019, we paid $80,000 in cash to Sandstrom for work performed.

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

March 31, 2019

(unaudited)

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

16.	Subsequent Events

Between April 3, 2019 and May 10, 2019, the Company issued 24,101 shares of common stock to employees for stock-based compensation of $160,000. The shares were valued using the closing share price of our common stock on the date of grant, with the range of $6.00 - $6.13 per share. The Company also issued 1,077 shares on April 5, 2019 in connection with an employee option exercise.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project”, “plan” and similar expressions, or words which, by their nature, refer to future events. Forward-looking statements may include, among other things, statements about:

●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our continuing to follow our product approach;
●	Our ability to retain, market and grow our existing brands, including Redneck Riviera Whiskey and the effect that may have on other brands;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and our ability to continue to expand our production capabilities to meet demand;
●	Our ability to cultivate our distribution network;
●	Application of and changes in applicable laws, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Our tax position, including any change to federal excise taxes;
●	The availability of financing;
●	Our expectations regarding our direct-to-consumer sales and retail stores;
●	Our ability to expand our operations by acquisitions and to integrate and realize the benefits of our acquisitions;
●	Our ability to realize the anticipated benefits of our canned beverage operations;
●	Our plan and ability to exploit cannabidiol (“CBD”) products;
●	Our liquidity and capital needs and ability to meet our liquidity needs; and
●	Our operations, financial performance and results of operations.

You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2018 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission.

Business Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum. We sell our products on a wholesale basis to distributors, and we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in the Southeastern and Gulf States in early 2018 primarily through Republic National Distributing Company. During 2018, its first year on the market, RRW generated strong commercial progress and results.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek utilize our small size to our advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our products; for example, we recently developed our Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak-aged whiskeys, Marionberry Whiskey, and most recently our Portland Mule drink (our first ready-to-drink (“RTD”) cocktail in a single serving can). We are also developing a non-alcoholic beverage that contains CBD.

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In December of 2018, we acquired the remaining 10% of BBD. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”) acquired on January 11, 2019, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our canning equipment, at MotherLode and Craft Canning, to profit from the rapid growth in canned beverages (Beer, Wine, Spirit-based RTD’s and CBD). We believe our significant capacity expansion (and regional reputation) due to the more recent acquisition of Craft Canning, is a competitive advantage.

Results of Operations

Overview

Our first quarter 2019 results benefitted from continued growth in key parts of the business as well as from the newly acquired Craft Canning in January of this year. Gross sales increased 161% over the comparable period of the prior year, primarily due to: 1) the continued sales momentum of RRW, 2) the addition of Craft Canning; and 3) increased wholesale sales traction within the Pacific Northwest, especially with our various vodka products and our Burnside product line.

In order to support our key initiatives, we have continued to invest heavily in our infrastructure (facilities, people, and marketing programs). We believe we are well positioned from a capacity and infrastructure standpoint to leverage these investments and experience improved performance throughout the balance of 2019.

Three Months Ended March 31, 2019 Compared to the Three Months Ended March 31, 2018

Our sales for the three months ended March 31, 2019 increased to $3,685,700, or approximately 161%, from $1,413,182 for the three months ended March 31, 2018. The following table compares our sales in the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019		2018
Wholesale	$1,467,189	40%	$755,714	53%
Private Label (Co-packing)	1,993,591	54%	351,658	24%
Retail / Special Events	224,921	6%	305,810	23%
Total	$3,685,700	100%	$1,413,182	100%

The increase in sales in the three months ended March 31, 2019 is primarily attributable to: the Redneck Riviera Whiskey product, increased wholesale sales traction within the Pacific Northwest and our acquisition of Craft Canning and the related expansion of our private label/co-packing business and canning abilities.

Excise taxes, customer programs and incentives for the three months ended March 31, 2019 decreased to $189,401, or approximately 1.8%, from $192,849 for the comparable 2018 period. The decrease was attributable to lower excise taxes as a result of lower retail sales that are subject to higher excise taxes due to the additional of Oregon state excise on those specific sales.

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs. During the three months ended March 31, 2019, cost of sales increased to $2,321,298, or approximately 270%, from $627,523 for the three months ended March 31, 2018. The increase is attributable to the costs associated with our increased sales in the period, as well as higher facilities costs.

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
	2019	2018

Gross profit	$1,175,001	$592,810
Gross margin	34%	49%

Our gross margin of 34% of net sales in the three months ended March 31, 2019 decreased from our gross margin of 49% for the three months ended March 31, 2018 primarily due to a change in product and business mix as well as higher raw material costs and higher facilities costs. While our goal is to ultimately improve our overall gross margin and improve the efficiencies of our now larger production facility as we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product sales mix and the related customer programs and incentives, which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the three months ended March 31, 2019 increased to $1,333,275, or approximately 107.4%, from $642,977 for the three months ended March 31, 2018. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the newer Redneck Riviera product.

General and administrative expenses for the three months ended March 31, 2019 increased to $2,677,755, or approximately 121%, from $1,212,512 for the three months ended March 31, 2018. This increase is primarily due to increased headcount and the associated compensation and benefits, higher depreciation and amortizations costs, and certain one-time costs related to bonuses paid and acquisition-related expenses.

Total other expense, net was $107,410 for the three months ended March 31, 2019, compared to $56,438 for the three months ended March 31, 2018, an increase of 90.3%. This increase was primarily due to higher interest expense on an increased notes payable balance in 2019.

Net loss attributable to common shareholders during the three months ended March 31, 2019 was $2,943,439 as compared to a loss of $1,319,117 for the three months ended March 31, 2018. The increase in our net loss was primarily attributable to our higher general and administrative expenses and advertising, promotional and selling expenses during 2019, partially offset by an increase in gross profit.

Liquidity and Capital Resources

Our primary capital requirements are for the financing of inventories, cash used in operating activities and financing acquisitions. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings.

For the three months ended March 31, 2019 and 2018, we incurred a net loss of approximately $2.9 million and $1.3 million, respectively, and had an accumulated deficit of approximately $30 million as of March 31, 2019. We have been dependent on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the three months ended March 31, 2019, we did not raise additional capital.

At March 31, 2019, we had approximately $4.2 million of cash on hand with a positive working capital of $15.2 million. The ability to meet our ongoing operating cash needs is dependent on generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management is focused on improving profitability and increasing sales. Management believes that cash on hand combined with short-term receivables and inventory balances, along with improved revenue and gross profits that the Company expects to generate from operations, will be sufficient to meet the Company’s cash needs over the next twelve months.

The Company’s cash flows for the three months ended March 31, 2019 and 2018 are as follows:

	Three Months Ended March 31,
	2019	2018
Net cash flows provided by (used in):
Operating activities	$(3,877,064)	$(2,547,057)
Investing activities	$(2,555,944)	$(343,722)
Financing activities	$(29,070)	$1,858,583

Operating Activities

During the three months ended March 31, 2019, our net loss plus non-cash adjustments and changes in operating assets and liabilities used was approximately $3.9 million compared to using $2.5 million in 2018. The increase in cash usage can be primarily attributed to the larger net loss incurred in 2019 as compared to 2018. In addition, there was an increase of $0.4 million in inventory, a $0.2 million increase in trade receivables and a $0.1 million reduction in accounts payable and accrued liabilities in 2019. In 2018, there was a $1.3 million increase in inventory and $0.3 million net reduction accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $2,555,944 and $343,722 in the three months ended March 31, 2019 and 2018, respectively. The increase in cash used in investing activities in the three months ended March 31, 2019 was largely due to the Craft acquisition in January 2019.

Financing Activities

During the three months ended March 31, 2019, our operating losses and working capital needs were primarily funded by existing cash on hand. Net cash flows provided by financing activities during the three months ended March 31, 2018 primarily consisted of $0.7 million in proceeds from warrant exercises and $1.25 million in proceeds from the issuance of promissory notes.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Our critical accounting policies, are highly dependent upon subjective or complex judgements, assumptions and estimates. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Other than our adoption and beginning to apply Topic 842 (Leases) and Topic 718 (Improvements to Nonemployee Share-Based Payment Accounting) as discussed in “Note 3 - Summary of Significant Accounting Policies” under Part 1, Item 1 of this Report), management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 31, 2018.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2019.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We are not currently subject to any material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation is time consuming and expensive to resolve, and it diverts management resources.

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations, or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment in them. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the U.S. Securities and Exchange Commission (the “SEC”). For the quarter ended March 31, 2019, we reported a net loss of $2.9 million. As of March 31, 2019, we had an accumulated deficit since inception of $30.2 million.

We may require additional capital, which we may not be able to obtain on acceptable terms, or at all. Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We may require additional capital in order to continue our operations, and failure to obtain such additional capital could limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

We are required by law to use state-licensed distributors or, in 18 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our products in 46 states.

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

We currently derive a significant amount of our revenues from a few major distributors. A significant decrease in business from or loss of any of our major distributors could harm our financial condition by causing a significant decline in revenues attributable to such distributors. Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 17% and 30% of our consolidated sales for 2019 and 2018, respectively. While we believe our relationships with our major distributors are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. If we experience a significant decrease in sales to any of our major distributors and are unable to replace such sales volume with orders from other customers, our sales may decrease which would have a material adverse financial effect on our results of operations and financial condition.

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

We could face a variety of risks of as a result of our expansion into the production and distribution of non-alcoholic CBD beverages, which is a new product line.

We may face additional risks in connection with our expansion into the production and distribution of non-alcoholic CBD beverages. Risks of our entry into the new business line, include, without limitation: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; and (iii) the need for additional capital and other resources to expand into this new line of business. Further, our business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy with respect to our production and distribution of CBD products. We may not be able to anticipate consumer tastes or preferences, and we may not be able to attract or retain a sufficiently large number of customers for Outlandish, or recover costs incurred for developing and marketing our CBD products. We will additionally face costs of complying with local, state, federal and international laws related to CBD, including in the course of development and production of Outlandish. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed. In developing and marketing our CBD products, we may invest significant time and resources. Initial timetables for the introduction and development of our CBD product may not be achieved and price and profitability targets may not prove feasible. Failure to successfully manage these risks in the development and implementation of our new CBD product could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize anticipated benefits, due to integration difficulties or other operating issues.

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through acquisitions of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. For example, in May 2017, we acquired 90% (and the remaining 10% in December 2018) of the ownership of BBD for its award-winning range of super-premium gins and whiskeys, and we acquired MotherLode in March 2017, which provides contract canning, bottling and packaging services for existing and emerging spirits producers, some of whom contract with us to blend or distill spirits. In early 2019, we completed the acquisition of Craft Canning, which significantly adds to our contract canning, bottling and packaging services. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. In addition, our entry into and expansion of our contract bottling, canning, and packaging services as a result of our acquisitions of MotherLode and Craft Canning may not be successful, and we may not realize the benefits of these co-packing operations and may face certain risks, including safety concerns, product contamination, and equipment malfunctions or breakdowns, among other things associated with our manufacturing operations. In addition, if our bottling, canning, or packaging services fail to meet our customers’ expectations, or there is an overall decline in demand for bottling, canning, or packaging services, our reputation, business, results of operations and financial condition could be adversely affected.

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

The success of our Redneck Riviera brand is dependent on our relationship with and on the reputation and popularity of John Rich. Any adverse reactions to publicity relating to Mr. Rich, or the loss of his services and relationship, could adversely affect our revenues and results of operations as well as our ability to maintain our consumer base and brand reputation.

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

In addition, the success of our Redneck Riviera Whiskey may be negatively impacted by a number of factors, including the reputation and popularity of Mr. Rich. Mr. Rich’s reputation may be harmed due to factors outside our control, which could negatively impact our brand image and have a material adverse effect on our business. If we fail to maintain and enhance the Redneck Riviera brand, or if excessive expenses are incurred in an effort to do so, our business, financial condition and results of operations could be materially and adversely affected.

In addition, if our relationship with Mr. Rich deteriorates, our reputation and operating results may be adversely affected. The license agreement related to the Redneck Riviera trademark generally provides, among other things, that we shall not take any action which is harmful or potentially harmful to Mr. Rich’s or the brand’s reputation. If we are unable to maintain our current associations with Mr. Rich at a reasonable cost, or we experience an unplanned interruption or termination of our collaboration, we could lose the benefits of this relationship and return on our substantial investment in the brand.

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

We have recently experienced significant changes to our executive leadership team. In May 2019, our Chief Executive Officer announced his transition to Executive Chairperson, stepping down from his dual role as Chairman and Chief Executive Officer. Our Chief Financial Officer, Steven Shum, has been appointed as Interim Chief Executive Officer, while the Company conducts a search for a permanent Chief Executive Officer. This executive leadership transition has the potential to disrupt our operations and relationships with employees, customers and suppliers. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business activity could be disrupted, and our financial condition and results of operations could be materially adversely affected.

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

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation and fermentation processes could lead to low beverage quality as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands and potentially serious damage to our reputation for product quality, as well as product liability claims. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

In addition, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers through our subsidiaries MotherLode and Craft Canning. Beer and wine products produced by third parties may be more susceptible to contamination than the distilled products that we produce, due to the lower alcohol content.

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

We currently have non-trading, privately-issued common stock warrants to purchase 1,229,697 shares of common stock. During the term that our Private Warrants are outstanding, the holders of such warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the Public Warrants and/or Private Warrants are outstanding. As of March 31, 2019, there are no remaining publicly-traded warrants outstanding.

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

Our Executive Chairperson owns a significant number of shares of our outstanding common stock, and as long as he does, he may be able to control the outcome of stockholder voting.

Grover T. Wickersham, our executive chairperson, is the beneficial owner of approximately 5.1% of the outstanding shares of our common stock as of May 10, 2019, including shares he owns as the indirect beneficial owner (but for which he disclaims beneficial ownership), and excluding shares he (or the entities for which he is deemed to be the beneficial owner) has the right to acquire upon exercise of warrants and options that may be exercised in the future. Accordingly, as a result of his direct and indirect beneficial ownership, he may be able to exercise substantial control and directly influence our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors. Were all of the options and warrants exercised for which Mr. Wickersham is deemed to own, whether directly and indirectly, his influence over matters that are subject to a stockholder vote would further increase.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the first quarter of 2019, we issued 338,212 shares of common stock as consideration in exchange for the acquisition of Craft Canning January 11, 2019. In addition, we issued a warrant to purchase 146,262 shares of common stock at a price of $7.80 per share and an exercise period of three years, The warrant is subject to the continuation of a consulting agreement, and is not part of the purchase price of the acquisition.

The securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The transactions did not involve any underwriters, underwriting discounts or commissions.

The purchasers were “accredited investors” as such term is defined in Regulation D. The securities are non-transferable in the absence of an effective registration statement under the Act or an available exemption therefrom, and all certificates are imprinted with a restrictive legend to that effect.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

CEO Transition. Effective May 10, 2019, Grover Wickersham announced his transition to Executive Chairperson, stepping down from his dual role as Chairman and Chief Executive Officer. In connection with such transition, Mr. Wickersham entered into an Executive Chairperson Agreement (the “Executive Chairperson Agreement”), which became effective on May 13, 2019 (the “Effective Date”). Pursuant to the Executive Chairperson Agreement, Mr. Wickersham will continue as Chairperson of the Board of Directors of the Company as of the Effective Date and will also provide certain additional services including (a) business development and product development efforts and finance strategies on behalf of the Company, each as further specified by the Board and agreed by Mr. Wickersham, (b) supporting the Company’s Chief Executive Officer and other executive officers as requested in the best interest of the Company, and (c) assisting with the integration of a new Chief Executive Officer. In consideration for the performance of such services, Mr. Wickersham will be paid an annual Board fee of $185,000 and will be eligible for certain discretionary bonuses and equity awards. In addition, Mr. Wickersham will be reimbursed for out of pocket healthcare insurance at the same rate that he was paying immediately prior to the Executive Chairperson Agreement.

Steve Shum, Chief Financial Officer of the Company, has been named Interim Chief Executive Officer until a full-time Chief Executive Officer is appointed. Mr. Shum will also maintain his current role as Chief Financial Officer.

The foregoing summary and description of the Executive Chairperson Agreement does not purport to be complete and is qualified in its entirety by reference to the full text of the Executive Chairperson Agreement, which is filed as Exhibit 10.2 to this Quarterly Report on Form 10-Q and is incorporated herein by reference.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Company, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 13, 2016 and filed on October 19, 2016 and incorporated by reference herein.
10.1	Agreement and Plan of Merger, dated January 11, 2019 between the Company, Craft Acquisition Co LLC, Craft Canning LLC, Owen Lingley, and the other parties thereto, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K, filed on January 14, 2019 and incorporated by reference herein.
10.2*+	Executive Chairperson Agreement, dated May 10, 2019, between the Company and Grover Wickersham.
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steve Shum
Steve Shum
Chief Financial Officer
(Duly Authorized Officer, Interim Principal Executive Officer and Principal Financial and Accounting Officer)
Date: May 13, 2019

