Form 10-Q
period 2019-06-30
Eastside Distilling, Inc.
filed 2019-08-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of August 14, 2019, 9,194,332 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2019 and December 31, 2018

	June 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$768,711	$10,642,877
Trade receivables	2,214,539	1,064,078
Inventories	11,907,810	11,017,459
Prepaid expenses and current assets	685,696	765,146
Total current assets	15,576,756	23,489,560
Property and equipment, net	5,647,018	1,758,130
Right-of-use assets	1,041,328	-
Intangible assets, net	2,949,083	285,676
Goodwill	28,182	28,182
Other assets, net	1,003,506	796,260
Total Assets	$26,245,873	$26,357,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,840,258	$1,984,690
Accrued liabilities	545,950	386,166
Deferred revenue	17,915	1,728
Current portion of lease liabilities	624,564	-
Current portion of notes payable	308,139	-
Total current liabilities	3,336,826	2,372,584
Lease liability – less current portion	589,806	-
Secured trade credit facility, net of debt issuance costs	2,947,836	2,934,106
Notes payable - less current portion and debt discount	3,838,447	2,300,000
Total liabilities	10,712,915	7,606,690

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.0001 par value; 15,000,000 shares authorized; 9,167,352 and 8,764,085 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	917	876
Additional paid-in capital	48,749,950	45,888,872
Accumulated deficit	(33,217,909)	(27,138,630)
Total Eastside Distilling, Inc. Stockholders’ Equity	15,532,958	18,751,118
Total Liabilities and Stockholders’ Equity	$26,245,873	$26,357,808

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2019 and 2018

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Sales	$4,252,415	$1,675,067	$7,938,115	$3,088,249
Less excise taxes, customer programs and incentives	357,237	150,380	546,638	343,229
Net sales	3,895,178	1,524,687	7,391,477	2,745,020
Cost of sales	2,413,240	763,768	4,734,538	1,391,291
Gross profit	1,481,938	760,919	2,656,939	1,353,729
Operating expenses:
Advertising, promotional and selling expenses	1,236,143	1,066,847	2,569,418	1,709,824
General and administrative expenses	3,077,174	1,495,486	5,754,929	2,707,998
Total operating expenses	4,313,317	2,562,333	8,324,347	4,417,822
Loss from operations	(2,831,379)	(1,801,414)	(5,667,408)	(3,064,093)
Other income (expense), net
Interest expense	(117,902)	(107,015)	(225,312)	(163,653)
Other income (expense)	794	2,500	794	2,700
Total other expense, net	(117,108)	(104,515)	(224,518)	(160,953)
Loss before income taxes	(2,948,487)	(1,905,929)	(5,891,926)	(3,225,046)
Provision for income taxes	-	-	-	-
Net loss	$(2,948,487)	$(1,905,929)	$(5,891,926)	$(3,225,046)

Loss attributable to noncontrolling interests	-	(696)	-	(103)

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(2,948,487)	$(1,906,625)	$(5,891,926)	$(3,225,149)

Basic and diluted net loss per common share	$(0.32)	$(0.37)	$(0.65)	$(0.64)

Basic and diluted weighted average common shares outstanding	9,143,755	5,194,538	9,104,593	5,058,293

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the six months ended June 30, 2019 and 2018

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(5,891,926)	$(3,225,046)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	671,479	158,945
Lease expense	263,574	-
Amortization of debt issuance costs	13,730	50,305
Issuance of common stock in exchange for services for related parties	376,982	-
Issuance of common stock in exchange for services by third parties	26,862	196,078
Stock-based compensation	363,271	651,280

Changes in operating assets and liabilities:
Trade receivables	(524,744)	(265,657)
Inventories	(735,527)	(3,839,872)
Prepaid expenses and other assets	(130,947)	(190,674)
Accounts payable	(376,044)	(546,616)
Accrued liabilities	103,132	200,355
Deferred revenue	(35,813)	(593)
Net lease liabilities	(301,376)	-
Net cash used in operating activities	(6,177,347)	(6,811,495)
Cash Flows From Investing Activities:
Acquisition of business, net of cash acquired	(1,449,917)	-
Purchases of property and equipment	(2,158,970)	(697,056)
Net cash used in investing activities	(3,608,887)	(697,056)
Cash Flows From Financing Activities:
Contributed capital	14,000	-
Proceeds from option exercise	-	9,689
Proceeds from warrant exercise	-	1,542,211
Proceeds from warrant exercise, shares not yet issued	-	298,522
Payments of principal on notes payable	(101,932)	(160,528)
Proceeds from convertible notes payable, net of issuance costs	-	3,630,000
Proceeds from secured credit facility, net of issuance costs	-	1,955,000
Net cash (used in) provided by financing activities	(87,932)	7,274,894
Net decrease in cash	(9,874,166)	(233,657)
Cash - beginning of period	10,642,877	2,586,315
Cash - end of period	$768,711	$2,352,658

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$189,943	$74,426
Cash paid for amounts included in measurement of lease liabilities	$311,065	$-

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of debt discount	$-	$351,348
Fixed assets acquired through financing	$300,000	$-
Right-of-use assets obtained in exchange for lease obligations	$1,072,018	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

In May 2017, we used our shares to acquire 90% of Big Bottom Distillery, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. In December 2018, we acquired the remaining 10% of BBD. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC prior to the acquisition) (“Craft Canning”) acquired on January 11, 2019, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine, spirits and non-alcoholic beverage producers.

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $5.9 million and has an accumulated deficit of $33.2 million as of June 30, 2019. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the six months ended June 30, 2019, the Company did not raise any additional capital from financing activities.

At June 30, 2019, the Company had $0.8 million of cash on hand with a positive working capital of $12.2 million. The Company’s ability to meet its ongoing operating cash needs over the next twelve months is dependent on raising additional debt or equity capital, generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management intends to implement additional actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, management intends to utilize the large inventory and accounts receivable balances to help satisfy its working capital needs over the next twelve months.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2019, our operating results for the three and six months ended June 30, 2019 and 2018 and our cash flows for the six months ended June 30, 2019 and 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode, BBD, and Craft Canning (beginning as of January 11, 2019). All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, packaging, producing, marketing and distributing alcoholic beverages and operates as one segment. The Company’s chief operating decision maker, its interim chief executive officer and chief financial officer, review the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $226,903 and $105,591 for the six months ended June 30, 2019 and 2018, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expenses totaled $2,569,418 and $1,709,824 for the six months ended June 30, 2019 and 2018, respectively.

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at June 30, 2019 and December 31, 2018.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At June 30, 2019, no customers represented greater than 10% of trade receivables, and at December 31, 2018, two customers represented 34% of trade receivables. Sales to one customer accounted for approximately 18% of consolidated net sales for the six months ended June 30, 2019. Sales to two customers accounted for approximately 46% of net sales for the six months ended June 30, 2018.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At June 30, 2019 and December 31, 2018, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

None of the Company’s assets or liabilities were measured at fair value at June 30, 2019 and December 31, 2018. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible notes payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At June 30, 2019 and December 31, 2018, the Company’s notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the six months ended June 30, 2019 and 2018.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment and intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of goodwill at June 30, 2019 and determined that goodwill was not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At June 30, 2019 and December 31, 2018, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the six months ended June 30, 2019 and 2018.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the six months ended June 30, 2019 and 2018.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $319,735 and $237,638 for the six months ended June 30, 2019 and 2018, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $395,561 and $847,358 for the six months ended June 30, 2019 and 2018, respectively.

Accounts Receivable Factoring Program

On June 28, 2019, the Company entered into an accounts receivable factoring program. Under the program, the Company has the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remits payment, the Company receives the remaining 25%. Interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. Under the terms of the agreement the factoring provider has recourse against the Company should the customer fail to pay the invoice. Thus, factored amounts are recorded as a liability until the customer remits payment and the remaining 25% of the non-factored amount is received. The Company factored $155,536 of invoices and incurred $0 in fees associated with the factoring program during the six months ended June 30, 2019. At June 30, 2019, the Company had $155,536 factored invoices outstanding.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years, and amend the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. The adoption on January 1, 2018 of ASU 2016-15 and ASU 2016-18 did not have a material effect on the consolidated financial statements.

In May 2014, the FASB issued ASU 2014-09, which superseded virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company elected to apply ASU 2014-09 with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company adopted ASU 2014-09 as of January 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard became effective on January 1, 2019 and should be applied to all new awards granted after the date of adoption. The Company adopted ASU 2018-07 as of January 1, 2019. The Company does not believe the adoption of ASU 2018-07 had any material impact on its condensed consolidated financial statements.

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

June 30, 2019

(unaudited)

4.	Business Acquisitions

During the fiscal year 2019, the Company completed the following acquisition:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning + Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s condensed consolidated financial statements for the six months ended June 30, 2019 include Craft Canning’s results of operations. For the six months ended June 30, 2019, Craft Canning’s results of operations are included from the acquisition date of January 11, 2019 through June 30, 2019. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

June 30, 2019

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

The Company incurred acquisitions costs of $81,811 during the six months ended June 30, 2019 that have been recorded in general and administrative expenses on the consolidated statement of operations. The results of the Craft Canning acquisition are included in our consolidated financial statements from the date of acquisition through June 30, 2019. The sales and net income (including transaction costs) of Craft Canning operations included in our consolidated statements of operations were $3,766,714 and $526,282, for the period from January 11, 2019 through June 30, 2019.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2019 and 2018 assume the acquisition was completed on January 1, 2018:

	Three Months Ended		Six Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Pro forma sales	$4,252,415	$3,177,976	$8,150,393	$5,625,456
Pro forma net loss	(2,946,701)	(2,905,564)	(5,870,909)	(1,592,532)
Pro forma basic and diluted net loss per share	$(0.32)	$(0.54)	$(0.64)	$(0.29)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisition.

5.	Inventories

Inventories consisted of the following:

	June 30, 2019	December 31, 2018
Raw materials	$10,162,357	$10,347,616
Finished goods	1,745,453	669,843
Total inventories	$11,907,810	$11,017,459

6.	Property and Equipment

Property and equipment consisted of the following:

	June 30, 2019	December 31, 2018
Furniture and fixtures	$4,187,475	$1,148,540
Leasehold improvements	498,000	477,184
Vehicles	1,164,591	49,483
Construction in progress	1,456,246	425,851
Total cost	7,306,312	2,101,058
Less accumulated depreciation	(1,659,294)	(342,928)
Property and equipment - net	$5,647,018	$1,758,130

Purchases of property and equipment totaled $2,158,970 and $697,056 for the six months ended June 30, 2019 and 2018, respectively. Depreciation expense totaled $409,568 and $113,519 for the six months ended June 30, 2019 and 2018, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Permits and licenses	$25,000	$25,000
Customer lists	3,246,748	351,430
Goodwill	28,182	28,182
Total intangible assets and goodwill	3,299,930	404,612
Less accumulated amortization	(322,665)	(90,754)
Intangible assets and goodwill - net	$2,977,265	313,858

Amortization expense totaled $231,911 and $14,890 for the six months ended June 30, 2019 and 2018, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

8.	Other Assets

Other assets at June 30, 2019 and December 31, 2018 consisted of the following:

	June 30, 2019	December 31, 2018
Product branding	$585,000	$525,000
Investments in online company	450,000	300,000
Deposits	56,542	29,297
Total other assets	1,091,542	854,297
Less accumulated amortization	(88,036)	(58,037)
Other assets - net	$1,003,506	$796,260

As of June 30, 2019, the Company had $585,000 of capitalized costs related to services provided for the rebranding of its existing product line and branding of new product lines. This amount is being amortized over a seven-year life. In December 2018 and January 2019, the Company invested in an online (direct-to-consumer) business and intends to begin selling select products through this platform. The remaining deposits of $56,542 represent office and retail space lease deposits.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2023. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of $920,805, lease liabilities of $1,110,445, and a net adjustment to retained earnings of $187,353 upon adoption on January 1, 2019. Right-of-use assets and lease liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2019, the right-of-use assets and lease liabilities were $1,041,328 and $1,214,370, respectively. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Aggregate lease expense for the six months ended June 30, 2019 was $371,004, consisting of $305,549 in lease expense for lease liabilities recorded on the Company’s balance sheet and $65,455 in short-term lease expense.

Maturities of lease liabilities as of June 30, 2019 are as follows:

	Operating Leases	Weighted-Average Remaining Term in Years
2019	$364,642
2020	553,832
2021	304,068
2022	41,407
Thereafter	38,564
Total lease payments	1,302,513
Less imputed interest (based on 6.3% weighted- average discount rate	(88,143)
Present value of lease liability	$1,214,370	2.2

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

10.	Notes Payable

Notes payable consists of the following:

	June 30, 2019	December 31, 2018
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	2,300,000
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests, and subordinated to the Company’s senior indebtedness.	779,416	-
Note payable bearing interest at 5.50% is secured by a company-owned vehicle. The note has a 60-month term with maturity in January 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule.	277,808	-
Promissory note payable bearing interest of 6.75%. The note has a 74-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule.	196,317	-
Promissory note payable bearing interest of 4.45%. The note has a 78-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule.	307,483	-
Promissory note payable under a revolving line of credit bearing variable interest starting at 5.5%. The note has a 12-month term with principal and accrued interest due in lump sum in June 2020. The borrowing limit is $250,000.	53,984	-
Promissory note payable under straight line of credit bearing interest starting at 5.25% for Year 1 and decreasing to 5.01% thereafter. Accrued interest is to be paid monthly from July 2018 – June 2019. Principal and accrued interest are to be paid monthly starting in July 2019 until maturity in June 2024. Borrowing limit under the note is $200,000. The notes are secured by the assets of the Company and include debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. The Company must also provide annual financial statements and tax returns. The Company has maintained compliance with all debt covenants.	198,688	-
Promissory notes payable bearing interest between 2.99% - 3.71%. The notes have 60-month terms with maturity dates between July 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan.	32,890	-
Total notes payable	4,146,586	2,300,000
Less current portion	308,139	-
Long-term portion of notes payable	$3,838,447	$2,300,000

We paid $84,360 and $74,426 in interest on notes for the six months ended June 30, 2019 and 2018, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

Maturities on notes payable as of June 30, 2019, are as follows:

Year ending December 31:

2019	$337,088
2020	505,720
2021	2,808,305
Thereafter	495,473
$4,146,586

11.	Secured Credit Facility

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

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made and continuing until each such Loan is paid in full. During the six months ended June 30, 2019, the Company paid $105,583 in interest on the Loans. The Company must pay the outstanding principal amount of the Loans in a one-time payment on the termination date of the Credit and Security Agreement (June 10, 2021), or earlier pursuant to other provisions thereof. The Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty. As of June 30, 2019, the Company had borrowed the full $3 million available under the Credit and Security Agreement.

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

June 30, 2019

(unaudited)

13.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at June 30, 2019 and 2018. The numerators and denominators used in computing basic and diluted net loss per common share in 2019 and 2018 are as follows:

	Three months ended June 30,
	2019	2018
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(2,948,487)	$(1,906,625)
Weighted average shares (denominator)	9,143,755	5,194,538
Basic and diluted net loss per common share	$(0.32)	$(0.37)

	Six months ended June 30,
	2019	2018
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(5,891,926)	$(3,225,149)
Weighted average shares (denominator)	9,104,593	5,058,293
Basic and diluted net loss per common share	$(0.65)	$(0.64)

14.	Stockholder’s Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	8,764,085	$876	$45,888,872	$(27,138,630)	$18,751,118
Issuance of common stock in exchange for services by third parties	-	-	26,862	-	26,862
Issuance of common stock for services by employees	63,978	7	376,975	-	376,985
Issuance of common stock for purchase Craft Canning + Bottling, LLC	338,212	34	2,079,970	-	2,080,004
Stock option exercises	1,077	-	-	-	-
Stock-based compensation	-	-	395,561	-	395,561
Net issuance to settle RSUs	-	-	(32,290)	-	(32,290)
Adjustment to accumulated deficit for adoption of ASC 842	-	-	-	(187,353)	(187,353)
Contributed capital	-	-	14,000	-	14,000
Net loss attributable to common shareholders	-	-	-	(5,891,926)	(5,891,926)
Balance, June 30, 2019	9,167,352	917	48,794,950	$(33,217,909)	$15,532,958

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

Issuance of Common Stock

On January 11, 2019, the Company issued 338,212 shares of common stock in connection with the acquisition of Craft Canning for a total consideration of $2,080,004.

During the first half of 2019, the Company issued 63,978 shares of common stock to directors, employees and consultants for stock-based compensation of $376,982. The shares were valued using the closing share price of our common stock on the date of grant, within the range of $4.47 - $6.13 per share.

In April 2019, the Company issued 1,077 shares of common stock in connection with existing option exercises at an exercise price of $3.99.

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

As of June 30, 2019, the Company has zero shares of preferred stock outstanding.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2019, the number of shares available for grant under the 2016 Plan reset to 2,030,775 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of June 30, 2019, there have been 983,249 options and 289,758 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan” and, together with the 2016 Plan, the “Plans”). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At June 30, 2019, there were 49,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting six months after the grant date, and 75% in year two.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

The Company also issues, from time to time, options that are not registered under a formal option plan. At June 30, 2019, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the six months ended June 30, 2019 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2018	895,858	$5.62
Options granted	79,000	$5.03
Options exercised	(3,167)	$4.04
Options canceled	(32,334)	$4.73
Outstanding at June 30, 2019	939,357	$5.61

Exercisable at June 30, 2019	545,521	$5.69

The aggregate intrinsic value of options outstanding at June 30, 2019 was $232,310.

At June 30, 2019, there were 415,085 unvested options with an aggregate grant date fair value of $1,054,563. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at June 30, 2019 was $86,599. During the six months ended June 30, 2019, 117,808 options vested and became exercisable.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the six months ended June 30, 2019:

Risk-free interest rate	2.22%
Expected term (in years)	6.5
Dividend yield	-
Expected volatility	31%

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2019 was $1.80. The aggregate grant date fair value of the 79,000 options granted during the six months ended June 30, 2019 was $142,189.

For the six months ended June 30, 2019 and 2018, total stock compensation expense related to stock options was $395,561 and $398,615 respectively. At June 30, 2019, the total compensation cost related to stock options not yet recognized is approximately $935,755, which is expected to be recognized over a weighted-average period of approximately 2.01 years.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

Warrants

During the six months ended June 30, 2019, the Company issued an aggregate of 146,262 common stock warrants in connection with the acquisition of Craft Canning on January 11, 2019. These warrants are subject to the continuation of a consulting agreement and are not part of the purchase price of the acquisition. The Company has determined the warrants should be classified as equity on the condensed consolidated balance sheet as of June 30, 2019. The estimated fair value of the warrants at issuance was $133,537, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	31%
Risk-free interest rate	2.51%
Expected term (in years)	3.0
Expected dividend yield	-
Fair value of common stock	$6.10

No warrants were exercised during the six months ended June 30, 2019.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,083,435	1.04 years	$6.83	$-

Six months ended June 30, 2019:
Granted	146,262	2.50 years	$7.80	$-
Exercised	-	-	$-	$-
Forfeited and cancelled	-	-	$-	$-

Outstanding at June 30, 2019	1,229,697	1.02 years	$6.95	$-

15.	Related Party Transactions

The following is a description of transactions since January 1, 2018 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years which was $176,934 and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

On August 9, 2018, Grover Wickersham, the Executive Chairperson of our Board as of June 30, 2019 and his affiliates exercised 55,555 warrants acquired in connection with the Company’s 2017 unit offering at an exercise price of $5.40 per share, for total proceeds of approximately $300,000.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

(unaudited)

On August 23, 2017, our Board of Directors (the “Board”) appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom Partners and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom Partner’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a Black-Scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom in 2018. On August 11, 2018, we issued 42,000 shares of common stock to Sandstrom in connection with the exercise of their 42,000 warrants in exchange for services rendered. During the first half of 2019, we paid $140,000 in cash to Sandstrom for work performed.

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

On June 11, 2019, our Board appointed Owen Lingley to the Board to fill an existing vacancy on the Board effective immediately. Owen Lingley is the founder of Craft Canning, LLC, which was acquired by the Company on January 11, 2019 and subsequently changed its name to Craft Canning + Bottling LLC. In connection with the acquisition of Craft Canning, Mr. Lingley received $1,843,200 in cash, 338,212 shares of common stock of the Company and a promissory note in the aggregate principal amount of $731,211, which bears interest at a rate of 5% per annum and matures on January 11, 2022. The shares acquired by Mr. Lingley in connection with the acquisition of Craft are subject to a one-year lock-up restriction and have “piggyback” registration rights effective after the one-year lock-up.

In addition, the Company also issued to Mr. Lingley a warrant to purchase 146,262 shares of common stock of the Company at $7.80 per share and an exercise period of three years. The shares of common stock issuable upon exercise of the warrant will be subject to the same “piggyback” registration rights as the shares received in connection with the acquisition of Craft, described above.

Following the acquisition of Craft, Mr. Lingley became non-executive Chairman of Craft and is party to a consulting agreement with the Company. Under his consulting agreement with the Company, Mr. Lingley receives annual cash compensation of $75,000 per year.

On March 29, 2018, June 22, 2018 and July 10, 2018, Paul F. Shoen, who was elected to our Board in August 2019, purchased from us promissory notes having an aggregate principal amount of $363,930, $500,000 and $197,020, respectively. The promissory notes bear interest at a rate of 5% per annum, payable monthly on the last day of the month. In August 2018, we repaid a total of $572,912 of the principal balance outstanding under the notes. In September 2018, Mr. Shoen sold an additional $300,000 of the outstanding principal amount. The entire amount of the remaining principal and any accrued and unpaid interest is due and payable on May 1, 2021. $188,037 currently remains outstanding on the notes.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2019

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

On July 3, 2019, the Company entered into a new capital equipment line of credit with a borrowing limit of $300,000, pursuant to which the Company is permitted to borrow 100% of the cost of new equipment purchases, and 90% of the cost of used equipment purchases. On August 8, 2019, The Company borrowed the full $300,000 on the line of credit. The line of credit carries and interest rate of 3.91%. Principal and accrued interest are to be paid monthly starting in September 2019 until maturity in August 2024.

Between July 1, 2019 and July 21, 2019, the Company issued 26,980 shares of common stock under the 2016 Plan to directors and consultants for stock-based compensation of $118,409. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, with the range of $3.68 to $4.55 per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project”, “plan” and similar expressions, or words which, by their nature, refer to future events. Forward-looking statements may include, among other things, statements about:

●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our continuing to follow our product approach;
●	Our ability to retain, market and grow our existing brands, including Redneck Riviera Whiskey and the effect that may have on other brands;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and our ability to continue to expand our production capabilities to meet demand;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Application of and changes in applicable laws, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Our tax position, including any change to federal excise taxes;
●	The availability of financing;
●	Our expectations regarding our direct-to-consumer sales and retail stores;
●	Our ability to expand our operations by acquisitions, including our ability to identify, complete, an and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to realize the anticipated benefits of our canned beverage and bottling operations;
●	Our plan and ability to exploit cannabidiol (“CBD”) products;
●	Our liquidity and capital needs and ability to meet our liquidity needs; and
●	Our operations, financial performance and results of operations.

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

Business Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin and rum, as well as non-alcoholic CBD-based beverages. We sell our products on a wholesale basis to distributors, and we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in early 2018.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to utilize our small size to our advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We are innovative in targeting emerging trends with our other products as well; for example, we developed our Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak-aged whiskeys, our Portland Mule drink (a ready-to-drink (“RTD”) cocktail in a single serving can), and most recently Outlandish (a non-alcoholic beverage line that contains CBD).

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

Results of Operations

Overview

Our first half 2019 results benefitted from continued growth in key parts of the business as well as from the newly acquired Craft Canning in January of this year. Gross sales increased 157% over the comparable period of the prior year, primarily due to: 1) the continued sales momentum of RRW, 2) the addition of Craft Canning; and 3) increased wholesale sales traction within the Pacific Northwest, especially with our various vodka products and our Burnside product line.

In order to support our key initiatives, we have continued to invest heavily in our infrastructure (facilities, people, and marketing programs). We believe we are well positioned from a capacity and infrastructure standpoint to leverage these investments and experience improved performance throughout the balance of 2019.

Three Months Ended June 30, 2019 Compared to the Three Months Ended June 30, 2018

Our sales for the three months ended June 30, 2019 increased to $4,252,415, or approximately 154%, from $1,675,067 for the three months ended June 30, 2018. The following table compares our sales in the three months ended June 30, 2019 and 2018:

	Three Months Ended June 30,
	2019		2018
Wholesale	$1,280,012	30%	$829,738	50%
Private Label (Co-packing)	2,723,000	64%	557,259	34%
Retail / Special Events	249,403	6%	268,070	16%
Total	$4,252,415	100%	$1,675,067	100%

The increase in sales in the three months ended June 30, 2019 is primarily attributable to: the RRW product, increased wholesale sales traction within the Pacific Northwest and our acquisition of Craft Canning and the related expansion of our private label/co-packing business and canning abilities.

Excise taxes, customer programs and incentives for the three months ended June 30, 2019 increased to $357,237, or approximately 137.6%, from $150,380 for the comparable 2018 period. The increase was attributable to higher excise taxes as a result of the increase in spirit sales, as well as an increase in customer programs and incentives due to increased distribution.

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs. During the three months ended June 30, 2019, cost of sales increased to $2,413,240, or approximately 216%, from $763,768 for the three months ended June 30, 2018. The increase is attributable to the costs associated with our increased sales in the period, as well as higher facilities costs.

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the three months ended June 30, 2019 and three months ended June 30, 2018:

	Three Months Ended June 30,
	2019	2018

Gross profit	$1,481,938	$760,919
Gross margin	38%	50%

Our gross margin of 38% of net sales in the three months ended June 30, 2019 decreased from our gross margin of 50% for the three months ended June 30, 2018 primarily due to a change in product and business mix as well as higher raw material costs and higher facilities costs. While our goal is to ultimately improve our overall gross margin and improve the efficiencies of our now larger production facility as we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product sales mix and the related customer programs and incentives, which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the three months ended June 30, 2019 increased to $1,236,143, or approximately 15.9%, from $1,066,847 for the three months ended June 30, 2018. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the newer RRW product.

General and administrative expenses for the three months ended June 30, 2019 increased to $3,077,174, or approximately 106%, from $1,495,486 for the three months ended June 30, 2018. This increase is primarily due to increased headcount and the associated compensation and benefits, higher depreciation and amortizations costs, and certain one-time costs related to bonuses paid and acquisition-related expenses.

Total other expense, net was $117,108 for the three months ended June 30, 2019, compared to $104,515 for the three months ended June 30, 2018, an increase of 12%. This increase was primarily due to higher interest expense on an increased notes payable balance in 2019.

Net loss attributable to common shareholders during the three months ended June 30, 2019 was $2,948,487 as compared to a loss of $1,906,625 for the three months ended June 30, 2018. The increase in our net loss was primarily attributable to our higher general and administrative expenses and advertising, promotional and selling expenses during 2019, partially offset by an increase in gross profit.

Six Months Ended June 30, 2019 Compared to the Six Months Ended June 30, 2018

Our sales for the six months ended June 30, 2019 increased to $7,938,115, or approximately 157%, from $3,088,249 for the six months ended June 30, 2018. The following table compares our sales in the six months ended June 30, 2019 and 2018:

	Six Months Ended June 30,
	2019		2018
Wholesale	$2,747,200	35%	$1,585,452	51%
Private Label (Co-packing)	4,716,591	59%	883,069	29%
Retail / Special Events	474,324	6%	619,728	20%
Total	$7,938,115	100%	$3,088,249	100%

The increase in sales in the six months ended June 30, 2019 is primarily attributable to: the RRW product, increased wholesale sales traction within the Pacific Northwest and our acquisition of Craft Canning and the related expansion of our private label/co-packing business and canning abilities.

Excise taxes, customer programs and incentives for the six months ended June 30, 2019 increased to $546,638, or approximately 59.3%, from $343,229 for the comparable 2018 period. The increase was attributable to higher excise taxes as a result of the increase in spirit sales, as well as an increase in customer programs and incentives due to increased distribution.

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs. During the six months ended June 30, 2019, cost of sales increased to $4,734,538, or approximately 240%, from $1,391,291 for the six months ended June 30, 2018. The increase is attributable to the costs associated with our increased sales in the period, as well as higher facilities costs.

The following table compares our gross profit and gross margin in the six months ended June 30, 2019 and six months ended June 30, 2018:

	Six Months Ended June 30,
	2019	2018

Gross profit	$2,656,939	$1,353,729
Gross margin	36%	49%

Our gross margin of 36% of net sales in the six months ended June 30, 2019 decreased from our gross margin of 49% for the six months ended June 30, 2018 primarily due to a change in product and business mix as well as higher raw material costs and higher facilities costs. While our goal is to ultimately improve our overall gross margin and improve the efficiencies of our now larger production facility as we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product sales mix and the related customer programs and incentives, which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the six months ended June 30, 2019 increased to $2,569,418, or approximately 50.3%, from $ 1,709,824 for the six months ended June 30, 2018. This increase is primarily due to our efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the newer RRW product.

General and administrative expenses for the six months ended June 30, 2019 increased to $5,754,929, or approximately 112.5%, from $2,707,998 for the six months ended June 30, 2018. This increase is primarily due to increased headcount and the associated compensation and benefits.

Total other expense, net was $224,518 for the six months ended June 30, 2019, compared to $160,953 for the six months ended June 30, 2018, an increase of 39.5%. This increase was primarily due to higher interest expense on an increased notes payable balance in 2019.

Net loss attributable to common shareholders during the six months ended June 30, 2019 was $5,891,926 as compared to a loss of $3,225,149 for the six months ended June 30, 2018. The increase in our net loss was primarily attributable to our higher general and administrative expenses and advertising, promotional and selling expenses during 2019, partially offset by an increase in gross profit.

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

For the six months ended June 30, 2019 and 2018, we incurred a net loss of approximately $5.9 million and $3.2 million, respectively, and had an accumulated deficit of approximately $33.2 million as of June 30, 2019. We have been dependent on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the six months ended June 30, 2019, we did not raise additional capital.

At June 30, 2019, the Company had $0.8 million of cash on hand with a positive working capital of $12.2 million. The Company’s ability to meet its ongoing operating cash needs over the next 12 months is dependent on raising additional debt or equity capital, generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management intends to implement additional actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, management intends to utilize the large inventory and accounts receivable balances to help satisfy its working capital needs over the next twelve months.

The Company’s cash flows for the six months ended June 30, 2019 and six months ended June 30, 2018 are as follows:

	Six Months Ended June 30,
	2019	2018
Net cash flows provided by (used in):
Operating activities	$(6,177,347)	$(6,811,495)
Investing activities	$(3,608,887)	$(697,056)
Financing activities	$(87,932)	$7,274,894

Operating Activities

During the six months ended June 30, 2019, our net loss plus non-cash adjustments and changes in operating assets and liabilities used was approximately $6.2 million compared to using $6.8 million cash in operating activities in 2018. There was an increase of $0.7 million in inventory, a $0.5 million increase in trade receivables and a $0.3 million reduction in accounts payable and accrued liabilities in 2019. In 2018, there was an increase of $3.8 million in inventory, a $0.3 million increase in trade receivables and a $0.3 million net reduction in accounts payable and accrued liabilities.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $3,608,887 and $697,056 in the six months ended June 30, 2019 and 2018, respectively. The increase in cash used in investing activities in the six months ended June 30, 2019 was also largely due to the $1,449,917 Craft Canning acquisition, net of cash acquired, in January 2019.

Financing Activities

During the six months ended June 30, 2019, our operating losses and working capital needs were primarily funded by existing cash on hand. Net cash flows provided by financing activities during the six months ended June 30, 2018 primarily consisted of $1.8 million in proceeds from warrant exercises, $3.6 million in proceeds from the issuance of promissory notes and $2.0 million in proceeds from a secured credit facility.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon its condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Our critical accounting policies are highly dependent upon subjective or complex judgements, assumptions and estimates. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to provide reasonable assurances that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Interim Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Interim Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Interim Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of June 30, 2019.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

In addition to the other information contained in this Quarterly Report on Form 10-Q, the following risk factors should be considered carefully in evaluating our business. Our business, financial condition, results of operations or cash flows may be materially adversely affected by these and other risks. Please note that additional risks not presently known to us or that we currently deem immaterial may also impair our business and operations. The following risk factors include changes to and supersede the description of the risk factors associated with our business previously disclosed in Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

RISKS RELATING TO OUR BUSINESS

If our brands do not achieve more widespread consumer acceptance, our sales, growth and profitability may be limited.

Although certain of our brands continue to achieve acceptance in the Pacific Northwest, most of our brands are relatively new and have not achieved national brand recognition. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands at scale, our sales will be limited, and we will not be able to penetrate our markets.

In addition, our profitability depends in part on achieving scale. We will need to achieve wider market acceptance of our brands and materially increase sales and gain profitability.

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment in them. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the U.S. Securities and Exchange Commission (the “SEC”). For the quarter ended June 30, 2019, we reported a net loss of $2.9 million. As of June 30, 2019, we had an accumulated deficit since inception of $33.2 million.

We may require additional capital, which we may not be able to obtain on acceptable terms, or at all. Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We may require additional capital in order to continue our operations, and failure to obtain such additional capital could limit our operations and growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. If we have not generated sufficient cash from operations to finance additional capital needs, we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that, if and when needed, additional financing will be available to us on acceptable terms or at all. If additional capital is needed and either unavailable or cost prohibitive, our operations and growth may be limited as we may need to change our business strategy to slow the rate of, or eliminate, our expansion or reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

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

In addition, if our relationship with Mr. Rich deteriorates, our reputation and operating results may be adversely affected. The license agreement related to the Redneck Riviera trademark generally provides, among other things, that we may not take any action which is harmful or potentially harmful to Mr. Rich’s or the brand’s reputation. If we are unable to maintain our current associations with Mr. Rich at a reasonable cost, or we experience an unplanned interruption or termination of our collaboration, we could lose the benefits of this relationship and return on our substantial investment in the brand.

We must attract new Board members to provide valuable contributions to us and ensure we meet Nasdaq independence requirements. In addition, new directors will not be voted on by shareholders.

At our Annual Meeting held on August 8, 2019, four members of our Board who were nominees resigned and/or did not get re-elected. Those directors comprised all but one of our nominated independent directors and comprised all of the members of our independent Board committees. As a result, and as of that date, we did not comply with the independence requirements of Nasdaq, the exchange on which we list our common stock. Our failure to timely add new independent directors to our Board could result in our delisting. In addition, our corporate governance and risk and strategic oversight will suffer until we add a sufficient number of talented independent directors to our Board. In addition, because we need to add these directors shortly after our Annual Meeting, our shareholders will not vote on these directors. Instead and although we plan to consider directors proffered by shareholders, the new directors will be appointed by the current Board and will serve without shareholder approval until our Annual Meeting in 2020.

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

We have recently experienced significant changes to our executive leadership team. In May 2019, our Chief Executive Officer announced his transition to Executive Chairperson, stepping down from his dual role as Chairman and Chief Executive Officer, and has since that time left our Board. Our Chief Financial Officer, Steven Shum, has been appointed as Interim Chief Executive Officer, while the Company conducts a search for a permanent Chief Executive Officer. This executive leadership transition has the potential to disrupt our operations and relationships with employees, customers and suppliers. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business activity could be disrupted, and our financial condition and results of operations could be materially adversely affected

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

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

We currently derive a significant amount of our revenues from a few major distributors. A significant decrease in business from or loss of any of our major distributors could harm our financial condition by causing a significant decline in revenues attributable to such distributors. Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 17.6% and 34% of our consolidated sales for 2019 and 2018, respectively. While we believe our relationships with our major distributors are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. If we experience a significant decrease in sales to any of our major distributors and are unable to replace such sales volume with orders from other customers, our sales may decrease which would have a material adverse financial effect on our results of operations and financial condition.

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

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is lost due to foreclosure, theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We must maintain relatively large inventories of our products to meet customer delivery requirements. We have used our inventory as collateral in our financing. If we do not timely make payments on the financing, or we breach our covenants in any financing document, including maintaining loan-to-value ratios, the lenders may foreclose and take possession of our inventory. In addition, we are always at risk of loss of that inventory due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

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

We commenced distribution of Outlandish, a non-alcoholic beverage that contains hemp-derived CBD. While we believe our current operations and the sale of Outlandish in Oregon, a state that has legalized CBD for personal consumption, comply with existing federal and state laws relating to hemp and hemp-derived products, we will have to quickly adapt our sales and operations to comply with forthcoming and rapidly-shifting federal and state regulations. Local, state, federal, and international laws and regulations pertaining to CBD are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations or allegations of such violations of these laws, including an assertion by the FDA that it has jurisdiction over our intrastate CBD sales, could disrupt our business, result in fines or discontinuance of our CBD products and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our CBD business. It is also possible that the federal government will change existing laws, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the legal hemp industry.

We could face a variety of risks of as a result of our expansion into the production and distribution of non-alcoholic CBD beverages, which is a new product line.

We may face additional risks in connection with our expansion into the production and distribution of non-alcoholic CBD beverages. Risks of our entry into the new business line, include, without limitation: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; and (iii) the need for additional capital and other resources to expand into this new line of business. Further, our business model and strategy are still evolving and are continually being reviewed and revised, and we may not be able to successfully implement our business model and strategy with respect to our production and distribution of CBD products. We may not be able to anticipate consumer tastes or preferences, and we may not be able to attract or retain a sufficiently large number of customers for Outlandish or recover costs incurred for developing and marketing our CBD products. We will additionally face costs of complying with local, state, federal and international laws related to CBD, including in the course of development and production of Outlandish. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed. In developing and marketing our CBD products, we may invest significant time and resources. Initial timetables for the introduction and development of our CBD product may not be achieved and price and profitability targets may not prove feasible. Failure to successfully manage these risks in the development and implementation of our new CBD product could have a material adverse effect on our business, results of operations and financial condition.

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

Our ability to grow through the acquisition of additional brands will also be dependent upon identifying acceptable acquisition targets and opportunities, our ability to consummate prospective transactions on favorable terms, or at all, and the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

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

We rely on information technology (“IT”) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business.

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

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

●	a general decline in economic or geopolitical conditions;

●	changing consumer preferences, including to other beverage products or alternatives to alcoholic beverages;

●	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

●	a general decline in the consumption of beverage alcohol products in on-premises establishments, such as may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

●	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

●	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

●	increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise taxes;

●	inflation; and

●	wars, pandemics, weather and natural or man-made disasters.

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

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common shares are sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb such sales without adverse impact on its share price.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

In August 2017, our shares of common stock began trading on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. As of August 8, 2019, we failed to comply with Nasdaq’s requirement to have a majority independent Board and independent audit and compensation committees. We must regain compliance in a timely manner or risk delisting.

While our warrants are outstanding, it may be more difficult to raise additional equity capital.

We currently have non-trading, privately-issued common stock warrants to purchase 1,229,697 shares of common stock. During the term that our Private Warrants are outstanding, the holders of such warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the Public Warrants and/or Private Warrants are outstanding. As of June 30, 2019, there are no remaining publicly-traded warrants outstanding.

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

Our former Executive Chairperson owns a significant number of shares of our outstanding common stock, and as long as he does, he may be able to control the outcome of stockholder voting.

Grover T. Wickersham, our former executive chairperson, who continues to serve in a consulting role, is the beneficial owner of approximately 5.04% of the outstanding shares of our common stock as of June 27, 2019, including shares he owns as the indirect beneficial owner (but for which he disclaims beneficial ownership), and including shares he (or the entities for which he is deemed to be the beneficial owner) has the right to acquire upon exercise of warrants and options that may be exercised in the future. Accordingly, as a result of his direct and indirect beneficial ownership, he may be able to exercise substantial control and directly influence our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors. Were all of the options and warrants exercised for which Mr. Wickersham is deemed to own, whether directly and indirectly, his influence over matters that are subject to a stockholder vote would further increase.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted. However, if we fail to obtain shareholder approval for additional authorized common stock, our financing alternatives will be limited.

Our Articles of Incorporation authorizes the Board to issue up to 15,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. The power of the Board to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuances of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

We have over 11,000,000 shares of common stock outstanding or subject to warrants or other convertible securities. We are limited to issuing up to 15,000,0000 shares of common stock. The limited number of available shares of common stock constrains our ability to conduct equity offerings or engage in financing transactions that may have an equity component. In addition, this limitation will constrain our ability to grant equity incentives, which could result in a failure to align management to shareholder objectives or to be able to retain and motive key personnel.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permits us to issue, without approval from our stockholders, a total of 100,000,000 shares of preferred stock. Our Board may determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Effective August 8, 2019, Directors Trent Davis, Michael Fleming, David Holmes and Matt Szot resigned from our Board of Directors. At the time of their resignations, Eastside’s Audit Committee was comprised of Messrs. Szot (Chair), Davis and Fleming, Eastside’s Compensation Committee was comprised of Messrs. Davis (Chair), Fleming and Szot, and Eastside’s Nominating and Corporate Governance Committee was comprised of Messrs. Fleming (Chair) and Davis.

As a result, on August 8, 2019, Eastside notified The Nasdaq Stock Market that, as a result of the resignations of Messrs. Davis, Fleming, Holmes, and Szot, it was not in compliance with Nasdaq Listing Rule 5605(b)(1), which requires Eastside’s Board to consist of a majority of independent directors, Nasdaq Listing Rule 5605(c)(2)(A), which requires Eastside’s Audit Committee to be comprised of at least three independent directors, and Nasdaq Listing Rule 5605(d)(2)(A), which requires Eastside’s Compensation Committee to be comprised of at least two independent directors.

Paul Shoen was elected to the Board of Directors on August 8, 2019. Eastside intends to fill the remaining vacancies on the Board as promptly as possible in order to regain compliance on a timely basis in accordance with Nasdaq Listing Rules.

Also during the quarter, Steven Shum was named Interim Chief Executive Officer until a full-time Chief Executive Officer is appointed. Mr. Shum will also maintain his current role as Chief Financial Officer.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7

Amended and Restated Bylaws of the Company, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.

10.1	Executive Chairperson Agreement, dated May 10, 2019, between the Company and Grover Wickersham, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q, filed on May 13,2019 and incorporated by reference herin.
31.1*	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

* Filed herewith.

+ Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Steven Shum
Steven Shum
Interim Chief Executive Officer and Chief Financial Officer
(Duly Authorized Officer and Principal Financial and Accounting Officer)
Date: August 14, 2019

