Form 10-Q
period 2019-09-30
Eastside Distilling, Inc.
filed 2019-11-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 12, 2019, 9,675,028 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2019

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2019 and December 31, 2018

	September 30, 2019	December 31, 2018
Assets
Current assets:
Cash	$446,983	$10,642,877
Trade receivables	2,126,665	1,064,078
Inventories	12,257,883	11,017,459
Prepaid expenses and current assets	609,306	765,146
Total current assets	15,440,837	23,489,560
Property and equipment, net	5,608,920	1,758,130
Right-of-use assets	899,483	-
Intangible assets, net	14,648,543	285,676
Goodwill	28,182	28,182
Other assets, net	1,111,900	796,260
Total Assets	$37,737,865	$26,357,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,872,016	$1,984,690
Accrued liabilities	801,329	386,166
Deferred revenue	968	1,728
Current portion of notes payable	558,912	-
Current portion of lease liability	624,564	-
Total current liabilities	3,857,789	2,372,584
Lease liability – less current portion	425,775	-
Secured trade credit facility, net of debt issuance costs	2,952,413	2,934,106
Deferred Consideration for Azuñia acquisition (Long Term)	12,781,092	-
Notes payable - less current portion and debt discount	3,924,762	2,300,000
Total liabilities	23,941,831	7,606,690

Commitments and contingencies (Note 12)

Stockholders’ equity:
Common stock, $0.0001 par value; 15,000,000 shares authorized; 9,516,581 and 8,764,085 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	951	876
Additional paid-in capital	50,557,291	45,888,872
Accumulated deficit	(36,762,208)	(27,138,630)
Total Eastside Distilling, Inc. Stockholders’ Equity	13,796,034	18,751,118
Total Liabilities and Stockholders’ Equity	$37,737,865	$26,357,808

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2019 and 2018

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Sales	$4,746,815	$1,698,848	$12,684,930	$4,787,097
Less excise taxes, customer programs and incentives	311,975	209,801	858,613	553,030
Net sales	4,434,840	1,489,047	11,826,317	4,234,067
Cost of sales	2,668,211	886,828	7,402,749	2,278,119
Gross profit	1,766,629	602,219	4,423,568	1,955,948
Operating expenses:
Advertising, promotional and selling expenses	1,824,893	1,128,593	4,394,311	2,838,417
General and administrative expenses	3,386,910	1,559,833	9,141,839	4,267,831
Gain on disposal of property and equipment	(14,104)	-	(14,104)	-
Total operating expenses	5,197,699	2,688,426	13,522,046	7,106,248
Loss from operations	(3,431,070)	(2,086,207)	(9,098,478)	(5,150,300)
Other income (expense), net
Interest expense	(113,287)	(540,250)	(338,599)	(703,903)
Other income (expense)	58	-	852	2,700
Total other expense, net	(113,229)	(540,250)	(337,747)	(701,203)
Loss before income taxes	(3,544,299)	(2,626,457)	(9,436,225)	(5,581,503)
Provision for income taxes	-	-	-	-
Net loss	$(3,544,299)	$(2,626,457)	$(9,436,225)	$(5,851,503)

Loss attributable to noncontrolling interests	-	(534)	-	(637)

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(3,544,299)	$(2,626,991)	$(9,436,225)	$(5,852,140)

Basic and diluted net loss per common share	$(0.38)	$(0.42)	$(1.03)	$(1.07)

Basic and diluted weighted average common shares outstanding	9,255,347	6,256,459	9,155,397	5,462,070

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2019 and 2018

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(9,436,225)	$(5,851,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,130,912	262,168
Lease expense	405,419
Amortization of debt issuance costs	18,307	388,464
Issuance of common stock in exchange for services for related parties	737,071	-
Issuance of common stock in exchange for services by third parties	64,248	456,071
Stock-based compensation	510,674	986,193

Changes in operating assets and liabilities:
Trade receivables	(436,869)	(409,770)
Inventories	(249,574)	(6,123,749)
Prepaid expenses and other assets	(144,558)	(107,251)
Accounts payable	(344,287)	39,575
Accrued liabilities	340,774	5,266
Deferred revenue	(52,760)	(599)
Net lease liabilities	(465,407)	-
Net cash used in operating activities	(7,922,275)	(10,355,135)
Cash Flows From Investing Activities:
Acquisition of business, net of cash acquired	(1,449,917)	-
Purchases of property and equipment	(2,353,091)	(944,248)
Net cash used in investing activities	(3,803,008)	(944,248)
Cash Flows From Financing Activities:
Contributed capital	14,000	-
Issuance of common stock	1,262,497	324,000
Proceeds from option exercise	-	105,944
Proceeds from warrant exercise	-	10,245,987
Proceeds from warrant exercise, shares not yet issued	-	447,020
Proceeds from notes payable	550,000	-
Payments of principal on notes payable	(297,108)	(3,123,494)
Proceeds from convertible notes payable, net of issuance costs	-	3,630,000
Proceeds from secured credit facility, net of issuance costs	-	1,940,000
Net cash (used in) provided by financing activities	1,529,389	13,569,457
Net decrease in cash	(10,195,594)	2,270,074
Cash - beginning of period	10,642,877	2,586,315
Cash - end of period	$446,983	$4,856,389

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$290,331	$208,613
Cash paid for amounts included in measurement of lease liabilities	$493,970	$-

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of debt discount	$-	$351,348
Stock issued for payment of trade debt	$-	$945,374
Deferred consideration for the acquisition of Azuñia	$12,781,092	$-
Fixed assets acquired through financing	$300,000	$-
Right-of-use assets obtained in exchange for lease obligations	$1,072,018	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

1.	Description of Business

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin, rum and tequila. We currently sell our products in 46 states as well as Ontario, Canada. We also generate revenue from tastings, tasting room tours, private parties, and merchandise sales from our facilities in Oregon. In addition, we bottle, can and package alcoholic beverages for others. The Company is subject to the Oregon Liquor Control Commission (“OLCC”) and the Alcohol and Tobacco Tax and Trade Bureau (“TTB”).

In May 2017, we used our shares to acquire 90% of Big Bottom Distillery, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, including The Ninety One Gin, Navy Strength Gin, Oregon Gin, Delta Rye and American Single Malt Whiskey. In December 2018, we acquired the remaining 10% of BBD. In addition, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine, spirits and non-alcoholic beverage producers through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC prior to the acquisition) (“Craft Canning”) acquired on January 11, 2019. On September 12, 2019, we acquired substantially all of the assets of Intersect Beverage, LLC, an importer and distributor of tequila and related products under the brand name “Azuñia”.

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through the issuance of convertible notes, extended credit terms and the sale of equity. The Company has incurred a net loss of $9.4 million and has an accumulated deficit of $36.8 million as of September 30, 2019. The Company has been dependent on raising capital from debt and equity financings to fund its operating activities. For the nine months ended September 30, 2019, the Company raised approximately $1.5 million in additional capital from a combination of equity and debt financing.

At September 30, 2019, the Company had $0.4 million of cash on hand with a positive working capital of $11.5 million. The Company’s ability to meet its ongoing operating cash needs over the next twelve months is dependent on raising additional debt or equity capital, generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management intends to implement additional actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, management seeks to leverage the Company’s large inventory balance and its accounts receivable balance to help satisfy its working capital needs over the next twelve months.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of September 30, 2019, our operating results for the three and nine months ended September 30, 2019 and 2018 and our cash flows for the nine months ended September 30, 2019 and 2018. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode, BBD, Craft Canning (beginning as of January 11, 2019) and the Azuñia tequila assets (beginning September 12, 2019). All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, packaging, producing, marketing and distributing alcoholic beverages and operates as one segment. The Company’s chief operating decision makers, its president and chief financial officer, review the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $354,519 and $192,801 for the nine months ended September 30, 2019 and 2018, respectively.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, promotional costs of value added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expenses totaled $4,394,311 and $2,838,417 for the nine months ended September 30, 2019 and 2018, respectively.

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at September 30, 2019 and December 31, 2018.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At September 30, 2019, two customers represented 33% of trade receivables, and at December 31, 2018, two customers represented 34% of trade receivables. Sales to two customers accounted for approximately 28% of consolidated net sales for the nine months ended September 30, 2019. Sales to two customers accounted for approximately 44% of net sales for the nine months ended September 30, 2018.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At September 30, 2019 and December 31, 2018, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

None of the Company’s assets or liabilities were measured at fair value at September 30, 2019 and December 31, 2018. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible notes payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At September 30, 2019 and December 31, 2018, the Company’s notes are payable at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the nine months ended September 30, 2019 and 2018.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment and intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of goodwill at September 30, 2019 and determined that goodwill was not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At September 30, 2019 and December 31, 2018, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 percent likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the nine months ended September 30, 2019 and 2018.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2011.

Comprehensive Income

The Company does not have any reconciling of other comprehensive income items for the nine months ended September 30, 2019 and 2018.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $504,095 and $360,229 for the nine months ended September 30, 2019 and 2018, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $1,247,745 and $986,193 for the nine months ended September 30, 2019 and 2018, respectively.

Accounts Receivable Factoring Program

The Company entered into an accounts receivable factoring program. Under the program, the Company has the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remits payment, the Company receives the remaining 25%. Interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. Under the terms of the agreement, the factoring provider has recourse against the Company should the customer fail to pay the invoice. Thus, factored amounts are recorded as a liability until the customer remits payment and the remaining 25% of the non-factored amount is received. The Company factored $319,226 of invoices and incurred $12,898 in fees associated with the factoring program during the three months ended September 30, 2019. At September 30, 2019, the Company had $56,265 factored invoices outstanding.

Recently Adopted Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows – Classification of Certain Cash Receipts and Cash Payments (“ASU 2016-15”) and in November 2016 issued ASU 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash (“ASU 2016-18”). The new standards are effective for fiscal years beginning after December 15, 2017, and interim periods within those fiscal years and amend the existing accounting standards for the statement of cash flows. The amendments provide guidance on the following nine cash flow issues: debt prepayment or debt extinguishment costs; settlement of zero-coupon or other debt instruments with coupon interest rates that are insignificant in relation to the effective interest rate of the borrowing; contingent consideration payments made after a business combination; proceeds from the settlement of insurance claims; proceeds from the settlement of corporate-owned life insurance policies; distributions received from equity method investees; beneficial interests in securitization transactions; separately identifiable cash flows and application of the predominance principle; and restricted cash. The adoption of ASU 2016-15 and ASU 2016-18 on January 1, 2018 did not have a material effect on the consolidated financial statements.

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

September 30, 2019

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

4.	Business Acquisitions

During the nine months ended September 30, 2019, the Company completed the following acquisitions:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning + Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s condensed consolidated financial statements for the nine months ended September 30, 2019 include Craft Canning’s results of operations. For the nine months ended September 30, 2019, Craft Canning’s results of operations are included from the acquisition date of January 11, 2019 through September 30, 2019. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

September 30, 2019

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

The Company incurred Craft Canning-related acquisition costs of $81,811 during the nine months ended September 30, 2019 that have been recorded in general and administrative expenses on the consolidated statements of operations. The results of the Craft Canning acquisition are included in our consolidated financial statements from the date of acquisition through September 30, 2019. The sales and net income (including transaction costs) of Craft Canning operations included in our consolidated statements of operations were $5,866,675 and $517,657, for the period from January 11, 2019 through September 30, 2019.

Azuñia Tequila

On September 12, 2019, the Company completed the acquisition of the Azuñia Tequila brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Company’s condensed consolidated financial statements as of and for the nine months ended September 30, 2019 include the Azuñia Tequila assets and results of operations. For the nine months ended September 30, 2019, the Azuñia Tequila results of operations are included from the acquisition date of September 12, 2019 through September 30, 2019.

The acquisition was structured as an all-stock transaction, provided that the Company may, at its election, pay a portion of the consideration in cash or by executing a three-year promissory note if the issuance of stock would require the Company to hold a vote of its stockholders under the applicable Nasdaq rules. Subject to compliance with applicable Nasdaq rules, the initial consideration, not to exceed approximately $14.7 million in aggregate based on future revenue performance, will be payable approximately 18 months following the closing and will consist of 850,000 shares of the Company’s common stock at a stipulated value of $6.00 per share, 350,000 shares of the Company’s common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired based upon their estimated fair values on the acquisition date. The Company estimated the purchase price based on weighted probabilities of future results and recorded deferred consideration payable of $12,781,092 on the acquisition date that will be remeasured to fair value at each reporting date until the contingencies are resolved, with the changes in fair value recognized in earnings.

The following allocation of the purchase price is as follows:

Consideration given:
Deferred consideration payable	$12,781,092
Total value of acquisition	$12,781,092

Assets acquired:
Inventories, net	$836,026
Intangible assets - brand	11,945,066
Total	$12,781,092

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair value assigned to the brand intangible asset was determined through the use of the market approach. The major assumptions used in arriving at the estimated identifiable intangible asset value included category averages for comparable acquisitions, including multiples of annual sales and dollars per case sold. The Company used an estimated brand useful life of seven years for these accounting purposes.

The Company incurred Azuñia Tequila-related acquisition costs of $158,122 during the nine months ended September 30, 2019 that have been recorded in general and administrative expenses on the consolidated statements of operations. The results of the Azuñia Tequila asset acquisition are included in our consolidated financial statements from the date of acquisition through September 30, 2019. The sales and net loss (including transaction costs) of Azuñia Tequila operations included in our consolidated statements of operations were $232,571 and $(56,055), for the period from September 12, 2019 through September 30, 2019.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three and nine months ended September 30, 2019 and 2018 assume that both acquisitions of Craft Canning + Bottling and Azuñia Tequila were completed on January 1, 2018:

	Three Months Ended		Nine Months Ended
	September 30, 2019	September 30, 2018	September 30, 2019	September 30, 2018
Pro forma sales	$5,281,545	$4,621,008	$15,531,930	$11,586,447
Pro forma net loss	(4,650,560)	(3,248,754)	(12,878,314)	(8,467,598)
Pro forma basic and diluted net loss per share	$(0.50)	$(0.49)	$(1.40)	$(1.46)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisitions.

5.	Inventories

Inventories consisted of the following:

	September 30, 2019	December 31, 2018
Raw materials	$10,044,818	$10,347,616
Finished goods	2,213,065	669,843
Total inventories	$12,257,883	$11,017,459

6.	Property and Equipment

Property and equipment consisted of the following:

	September 30, 2019	December 31, 2018
Furniture and fixtures	$4,415,181	$1,148,540
Leasehold improvements	498,000	477,184
Vehicles	1,161,643	49,483
Construction in progress	1,407,726	425,851
Total cost	7,482,550	2,101,058
Less accumulated depreciation	(1,873,630)	(342,928)
Property and equipment - net	$5,608,920	$1,758,130

Purchases of property and equipment totaled $2,353,091 and $944,248 for the nine months ended September 30, 2019 and 2018, respectively. Depreciation expense totaled $641,787 and $190,441 for the nine months ended September 30, 2019 and 2018, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Permits and licenses	$25,000	$25,000
Azuñia Brand	11,945,066	-
Customer lists	3,246,748	351,430
Goodwill	28,182	28,182
Total intangible assets and goodwill	15,244,996	404,612
Less accumulated amortization	(568,273)	(90,754)
Intangible assets and goodwill - net	$14,676,723	313,858

Amortization expense totaled $489,125 and $37,655 for the nine months ended September 30, 2019 and 2018, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

8.	Other Assets

Other assets at September 30, 2019 and December 31, 2018 consisted of the following:

	September 30, 2019	December 31, 2018
Product branding	$675,000	$525,000
Investments in online company	450,000	300,000
Deposits	56,542	29,297
Total other assets	1,181,542	854,297
Less accumulated amortization	(69,642)	(58,037)
Other assets - net	$1,111,900	$796,260

As of September 30, 2019, the Company had $675,000 of capitalized costs related to services provided for the rebranding of its existing product line and branding of new product lines. This amount is being amortized over a seven-year life. In December 2018 and January 2019, the Company invested in an online (direct-to-consumer) business and intends to begin selling select products through this platform. The remaining deposits of $56,542 represent office and retail space lease deposits.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2023. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of $920,805, lease liabilities of $1,110,445, and a net adjustment to retained earnings of $187,353 upon adoption on January 1, 2019. Right-of-use assets and lease liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of September 30, 2019, the right-of-use assets and lease liabilities were $899,483 and $1,050,339, respectively. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Aggregate lease expense for the nine months ended September 30, 2019 was $570,762, consisting of $465,414 in lease expense for lease liabilities recorded on the Company’s balance sheet and $105,348 in short-term lease expense.

Maturities of lease liabilities as of September 30, 2019 are as follows:

	Operating Leases	Weighted-Average Remaining Term in Years
2019	$182,643
2020	553,832
2021	304,068
2022	41,407
Thereafter	38,564
Total lease payments	1,120,513
Less imputed interest (based on 6.3% weighted- average discount rate	(70,174)
Present value of lease liability	$1,050,339	2.0

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

10.	Notes Payable

Notes payable as of September 30, 2019 and December 31, 2018 consists of the following:

	September 30, 2019	December 31, 2018
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	2,300,000
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due December 31, 2019.	250,000	-
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	633,584	-
Note payable bearing interest at 5.50% is secured by a company-owned vehicle. The note has a 60-month term with maturity in January 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule.	264,456	-
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	188,018	-
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning has maintained compliance with all debt covenants.	290,455	-
Promissory note payable under a revolving line of credit bearing variable interest starting at 5.5%. The note has a 12-month term with principal and accrued interest due in lump sum in July 2020. The borrowing limit is $250,000. The note is secured by the assets of Craft Canning.	50,000	-
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	192,184	-
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	295,489	-
Promissory notes payable bearing interest between 2.99% - 3.71%. The notes have 60-month terms with maturity dates between July 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan.	19,488	-
Total notes payable	4,483,674	2,300,000
Less current portion	558,912	-
Long-term portion of notes payable	$3,924,762	$2,300,000

We paid $131,081 and $143,737 in interest on notes for the nine months ended September 30, 2019 and 2018, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Maturities of notes payable as of September 30, 2019, are as follows:

Year ending December 31:

2019	$307,088
2020	613,274
2021	2,867,300
Thereafter	696,012
$4,483,674

11.	Secured Credit Facility

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

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made and continuing until each such Loan is paid in full. During the nine months ended September 30, 2019, the Company paid $159,250 in interest on the Loans. The Company must pay the outstanding principal amount of the Loans in a one-time payment on the termination date of the Credit and Security Agreement (June 10, 2021), or earlier pursuant to other provisions thereof. The Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty. As of September 30, 2019, the Company had borrowed the full $3 million available under the Credit and Security Agreement.

The current market value of the Company’s bulk whiskey, bourbon and rye inventories must be at least 120% of the outstanding Loan balance. In addition, the Credit and Security Agreement contains other customary covenants including, among other things, certain restrictions on incurring indebtedness.

12.	Commitments and Contingencies

Legal Matters

We are party to the material legal proceeding described below. In addition, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

On October 22, 2019, a complaint was filed against the Company in the Circuit Court of Oregon, County of Multnomah by two former employees, Laurie Branch and Justina Thoreson. The complaint also named as defendants certain current and former officers and employees of the Company. The complaint is captioned Branch et al. v. Eastside Distilling, Inc. et al., case number 19-CV-45716, and alleges, among other things, that the Company and certain current and former officers and employees engaged in sex discrimination, retaliation for reporting sexual discrimination, sexual harassment, and aiding and abetting unlawful discrimination. As relief, the complaint seeks, among other things, monetary damages of up to $560,000 and attorneys and experts’ fees. Since this litigation is in an early stage, the outcome is currently not determinable, and a reasonable estimate of loss or range of loss cannot be made. However, the Company’s insurer accepted initial defense of this matter, with a reservation of rights.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

13.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at September 30, 2019 and 2018. The numerators and denominators used in computing basic and diluted net loss per common share in 2019 and 2018 are as follows:

	Three months ended September 30,
	2019	2018
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(3,544,299)	$(2,626,991)
Weighted average shares (denominator)	9,255,347	6,256,459
Basic and diluted net loss per common share	$(0.38)	$(0.42)

	Nine months ended September 30,
	2019	2018
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(9,436,225)	$(5,852,140)
Weighted average shares (denominator)	9,155,397	5,462,070
Basic and diluted net loss per common share	$(1.03)	$(1.07)

14.	Stockholder’s Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2018	8,764,085	$876	$45,888,872	$(27,138,630)	$18,751,118
Issuance of common stock	280,555	28	1,262,469	-	1,262,497
Issuance of common stock in exchange for services by third parties	4,000	-	64,248	-	64,248
Issuance of common stock for services by employees	128,652	13	737,058	-	737,071
Issuance of common stock for purchase Craft Canning + Bottling, LLC	338,212	34	2,079,970	-	2,080,004
Stock option exercises	1,077	-	-	-	-
Stock-based compensation	-	-	510,674	-	510,674
Adjustment to accumulated deficit for adoption of ASC 842				(187,353)	(187,353)
Contributed capital	-	-	14,000	-	14,000
Net loss attributable to common shareholders	-	-	-	(9,436,225)	(9,436,225)
Balance, September 30, 2019	9,516,581	951	50,557,291	$(36,762,208)	$13,796,034

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Issuance of Common Stock

On January 11, 2019, the Company issued 338,212 shares of common stock in connection with the acquisition of Craft Canning for a total consideration of $2,080,004.

For the nine months ending September 30, 2019, the Company issued 132,652 shares of common stock to directors, employees and consultants for stock-based compensation of $801,319. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $3.68 to $6.13 per share.

In April 2019, the Company issued 1,077 shares of common stock in connection with existing option exercises at an exercise price of $3.99.

In September 2019, the Company issued 280,555 units (the “Units”) in connection with a private offering at a per Unit price of $4.50 per share, resulting in net proceeds of $1,262,497. Each Unit consists of one share of Eastside’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share.

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

As of September 30, 2019, the Company had zero shares of preferred stock outstanding.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2019, the number of shares available for grant under the 2016 Plan reset to 2,030,775 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of September 30, 2019, there were 955,915 options and 371,076 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the “2015 Plan” and, together with the 2016 Plan, the “Plans”). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At September 30, 2019, there were 44,584 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting six months after the grant date, and 75% in year two.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

The Company also issues, from time to time, options that are not registered under a formal option plan. At September 30, 2019, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the nine months ended September 30, 2019 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2018	895,858		$5.62
Options granted	79,000	$
Options exercised	(3,167)	$
Options canceled	(32,334)	$
Outstanding at September 30, 2019	939,357		$5.61

Exercisable at September 30, 2019	595,286		$5.62

The aggregate intrinsic value of options outstanding at September 30, 2019 was $404,882.

At September 30, 2019, there were 344,071 unvested options outstanding with an aggregate grant date fair value of $864,676. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at September 30, 2019 was $115,113. During the nine months ended September 30, 2019, 188,822 options vested and became exercisable.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2019:

Risk-free interest rate	2.22%
Expected term (in years)	6.5
Dividend yield	-
Expected volatility	31%

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2019 was $1.80. The aggregate grant date fair value of the 79,000 options granted during the nine months ended September 30, 2019 was $142,189.

For the nine months ended September 30, 2019 and 2018, total stock compensation expense related to stock options was $596,852 and $586,016 respectively. At September 30, 2019, the total compensation cost related to stock options not yet recognized was approximately $935,755, which is expected to be recognized over a weighted-average period of approximately 2.11 years.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

Warrants

During the nine months ended September 30, 2019, the Company issued an aggregate of 286,540 common stock warrants, consisting of 146,262 in connection with the acquisition of Craft Canning on January 11, 2019, and 140,278 in connection with the private equity offering in September 2019. The Craft Canning warrants are subject to the continuation of a consulting agreement and were not part of the purchase price of the acquisition.

The Company has determined the outstanding warrants should be classified as equity on the condensed consolidated balance sheet as of September 30, 2019. The aggregate estimated fair value of the outstanding warrants at issuance was $270,027, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	31%
Risk-free interest rate	2.11%
Expected term (in years)	3.0
Expected dividend yield	-
Fair value of common stock	$5.55

No warrants were exercised during the nine months ended September 30, 2019.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,083,435	1.04 years	$6.83	$-

Nine months ended September 30, 2019:
Granted	286,540	3.00 years	$6.67	$-
Exercised	-	-	$-	$-
Forfeited and cancelled	(366,736)	-	$6.00	$-

Outstanding at September 30, 2019	1,003,239	1.17 years	$7.09	$-

15.	Related Party Transactions

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

On August 9, 2018, Grover Wickersham, the former Executive Chairperson of our Board through August 9, 2019 and his affiliates exercised 55,555 warrants acquired in connection with the Company’s 2017 unit offering at an exercise price of $5.40 per share, for total proceeds of approximately $300,000.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

(unaudited)

On August 23, 2017, our Board of Directors (the “Board”) appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In late 2016, with the goal of increasing its brand value and accelerating sales, the Company retained Sandstrom Partners and tasked them with reviewing the Company’s current product portfolio, as well as its new ideas, and advising it with respect to marketing, creation of brand awareness and product positioning, locally and nationally. The Company is using Sandstrom Partner’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. The Company paid $140,000 in cash, issued 33,334 shares of stock valued at $145,000 (at the time of issuance), and issued 42,000 warrants with an exercise price of $3.50 valued at $43,596 (using a Black-Scholes value at the time of issuance) to Sandstrom Partners in 2017 for services rendered by Sandstrom under its agreement with the Company. We have also issued an additional 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom in 2018. On August 11, 2018, we issued 42,000 shares of common stock to Sandstrom in connection with the exercise of their 42,000 warrants in exchange for services rendered. During the first nine months of 2019, we paid $200,000 in cash to Sandstrom for work performed.

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

On June 11, 2019, our Board appointed Owen Lingley to the Board to fill an existing vacancy on the Board effective immediately. Owen Lingley is the founder of Craft Canning, LLC, which was acquired by the Company on January 11, 2019 and subsequently changed its name to Craft Canning + Bottling LLC. In connection with the acquisition of Craft Canning, Mr. Lingley received $1,843,200 in cash, 338,212 shares of common stock of the Company and a promissory note in the aggregate principal amount of $731,211, which bears interest at a rate of 5% per annum and matures on January 11, 2022. The shares acquired by Mr. Lingley in connection with the acquisition of Craft Canning are subject to a one-year lock-up restriction and have “piggyback” registration rights effective after the one-year lock-up.

In addition, the Company also issued to Mr. Lingley a warrant to purchase 146,262 shares of common stock of the Company at $7.80 per share and an exercise period of three years. The shares of common stock issuable upon exercise of the warrant will be subject to the same “piggyback” registration rights as the shares received in connection with the acquisition of Craft Canning, described above.

Following the acquisition of Craft Canning, Mr. Lingley became non-executive Chairman of Craft Canning and is party to a consulting agreement with the Company. Under his consulting agreement with the Company, Mr. Lingley receives annual cash compensation of $75,000 per year.

On March 29, 2018, June 22, 2018 and July 10, 2018, Paul F. Shoen, who was elected to the Board in August 2019, purchased from us promissory notes having an aggregate principal amount of $363,930, $500,000 and $197,020, respectively. The promissory notes bear interest at a rate of 5% per annum, payable monthly on the last day of the month. In August 2018, we repaid a total of $572,912 of the principal balance outstanding under the notes. In September 2018, Mr. Shoen sold an additional $300,000 of the outstanding principal amount. The entire amount of the remaining principal and any accrued and unpaid interest is due and payable on May 1, 2021. $188,037 currently remains outstanding on the notes.

On October 24, 2019, our Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Stephanie Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the asset purchase agreement. Subject to compliance with applicable Nasdaq rules, aggregate the initial consideration, not to exceed approximately $14.7 million in aggregate based on future revenue performance, will be payable approximately 18 months following the closing and will consist of 850,000 shares of Company common stock at a stipulated value of $6.00 per share, 350,000 shares of Company common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

In addition, on September 16, 2019, the Company entered into a Subscription Agreement with Stephanie Kilkenny’s spouse, Patrick J. Kilkenny as Trustee For Patrick J. Kilkenny Revocable Trust (the “Kilkenny Trust”), in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, pursuant to which the Company agreed to issue and sell to the Kilkenny Trust an aggregate of 55,555 units at a per unit price of $4.50. Each unit consists of one share of the Company’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2019

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

Between October 1, 2019 and October 25, 2019, the Company issued 158,447 shares of common stock under the 2016 Plan to directors, employees and consultants for stock-based compensation of $731,899. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, with the range of $3.76 to $5.00 per share.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes a number of forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like “believe”, “expect”, “estimate”, “anticipate”, “intend”, “project”, “plan” and similar expressions, or words which, by their nature, refer to future events. Forward-looking statements may include, among other things, statements about:

●	Our intended financing and ability to achieve any financing;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our continuing to follow our product approach;
●	Our ability to retain, market and grow our existing brands, including Redneck Riviera Whiskey and the effect that may have on other brands;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and our ability to continue to expand our production capabilities to meet demand;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Application of and changes in applicable laws, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Our tax position, including any change to federal excise taxes;
●	Our expectations regarding our direct-to-consumer sales and retail stores;
●	Our ability to expand our operations by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to realize the anticipated benefits of our canned beverage and bottling operations;
●	Our plan and ability to exploit cannabidiol (“CBD”) products;
●	Our liquidity and capital needs and ability to meet our liquidity needs; and
●	Our operations, financial performance and results of operations.

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

Business Overview

We are an Oregon-based producer and marketer of craft spirits, founded in 2008. Our products span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin, rum and tequila, as well as non-alcoholic CBD-based beverages. We sell our products on a wholesale basis to distributors, and we operate several retail tasting rooms in Oregon to market our brands directly to consumers. Our strategy for growth is to build on our local base in the Pacific Northwest and expand selectively to other markets, using major spirits distributors. In December 2016, we retained Sandstrom Partners, an internationally-known spirit branding firm that branded St-Germain and Bulleit Bourbon, to guide our marketing strategy and branding. Sandstrom Partners subsequently became an investor in our company. With the assistance of Sandstrom Partners and using our in-house spirits expertise, during 2017, we created Redneck Riviera Whiskey (“RRW”), in collaboration with Country Music superstar John Rich, of the duo “Big & Rich.” Supported by John Rich’s marketing efforts, we launched RRW in early 2018.

Operating as a small business in a large, international spirits marketplace occupied by massive conglomerates, we seek to utilize our small size and our public company stature to our advantage. As the success of our RRW launch and Sandstrom Partners collaboration demonstrate, our team can leverage its smaller size to launch new brands more quickly than larger conglomerates because we are able to dedicate more of our attention and resources to developing innovative products. We believe that the dominance of Canadian whiskeys in the light-whiskey segment is vulnerable to a light whiskey that is 100% American, and we are exploiting that vulnerability with RRW, a product that went from idea, to celebrity collaboration, to design and formulation, to market roll-out in less than nine months. We strive to be innovative in targeting emerging trends with our other products as well; for example, we developed our Coffee Rum with cold brew coffee and low sugar, as well as our gluten-free potato vodka. We seek to be both a leader in creating spirits that offer better value than comparable spirits (for example, our value-priced Portland Potato Vodka), and an innovator in creating imaginative spirits that offer a unique taste experience, like our Coffee Rum, Oregon oak-aged whiskeys, our Portland Mule drink (a ready-to-drink (“RTD”) cocktail in a single serving can), and most recently Outlandish (a non-alcoholic beverage line that contains CBD).

As a Nasdaq-traded company, we have access to public capital markets to support our growth initiatives, including strategic acquisitions. In May 2017, we used our shares to acquire 90% of Big Bottom Distillery, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “high end” of the market. In September 2019, we also acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In December 2018, we acquired the remaining 10% of BBD. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”) acquired on January 11, 2019, we also provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our canning equipment to profit from the rapid growth in the canned beverages industry (Beer, Wine, Spirit-based RTD’s and CBD). We believe our significant capacity expansion (and regional reputation) due to the more recent acquisition of Craft Canning, is a competitive advantage.

Results of Operations

Overview

Our overall 2019 results have benefitted from continued growth in key parts of the business as well as from the newly acquired Craft Canning in January and Azuñia Tequila in September 2019. Gross sales increased 179% over the comparable period of the prior year, primarily due to: 1) the continued sales momentum of RRW, 2) the addition of Craft Canning and Azuñia; and 3) increased wholesale sales traction within the Pacific Northwest, especially with our various vodka products and our Burnside product line.

In order to support our key initiatives, we have invested heavily in our infrastructure (facilities, people, and marketing programs).

Three Months Ended September 30, 2019 Compared to the Three Months Ended September 30, 2018

Our sales for the three months ended September 30, 2019 increased to $4,746,815, or approximately 179%, from $1,698,848 for the three months ended September 30, 2018. The following table compares our sales in the three months ended September 30, 2019 and 2018:

	Three Months Ended September 30,
	2019		2018
Wholesale	$2,120,253	45%	$1,018,635	60%
Private Label (Co-packing)	2,389,269	50%	455,155	27%
Retail / Special Events	237,293	5%	225,058	13%
Total	$4,746,815	100%	$1,698,848	100%

The increase in sales for the three months ended September 30, 2019 is primarily attributable to: our acquisition of Craft Canning and the related expansion of our private label/co-packing business and canning abilities, the RRW product, increased wholesale sales traction within the Pacific Northwest, and to a minor extent (given the late quarter closing) the acquisition of Azuñia.

Excise taxes, customer programs and incentives for the three months ended September 30, 2019 increased to $311,975, or approximately 48.7%, from $209,801 for the comparable 2018 period. The increase was attributable to higher excise taxes as a result of the increase in spirit sales, as well as an increase in customer programs and incentives due to increased distribution.

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs. During the three months ended September 30, 2019, cost of sales increased to $2,668,211, or approximately 200%, from $886,828 for the three months ended September 30, 2018. The increase is attributable to the costs associated with our increased sales in the period, as well as higher facilities costs.

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the three months ended September 30, 2019 and three months ended September 30, 2018:

	Three Months Ended September 30,
	2019	2018

Gross profit	$1,766,629	$602,219
Gross margin	40%	40%

Our gross margin of 40% of net sales in the three months ended September 30, 2019 remained the same as our gross margin of 40% for the three months ended September 30, 2018. While our goal is to ultimately improve our overall gross margin and improve the efficiencies of our now larger production facility as we generate increased volumes, our margins may fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product and service sales mix and the related customer programs and incentives, which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the three months ended September 30, 2019 increased to $1,824,893, or approximately 61.7%, from $1,128,593 for the three months ended September 30, 2018. This increase is primarily due to our increased headcount along with efforts to expand our product sales both regionally in the Pacific Northwest as well as target national markets, particularly with the newer RRW product.

General and administrative expenses for the three months ended September 30, 2019 increased to $3,386,910, or approximately 108%, from $1,559,833 for the three months ended September 30, 2018. This increase is primarily due to increased headcount from acquisitions and the associated compensation and benefits, higher depreciation and amortizations costs from the Craft Canning acquisition, and certain one-time costs related to bonuses paid, legal expenses, and acquisition-related expenses.

Total other expense, net was $113,229 for the three months ended September 30, 2019, compared to $540,250 for the three months ended September 30, 2018, a decrease of 79%. This decrease was primarily due to reduced debt discount accelerated amortization compared to last year.

Net loss attributable to common shareholders during the three months ended September 30, 2019 was $3,544,299 as compared to a loss of $2,626,991 for the three months ended September 30, 2018. The increase in our net loss was primarily attributable to greater general and administrative expenses and advertising, promotional and selling expenses during 2019, partially offset by an increase in gross profit.

Nine Months Ended September 30, 2019 Compared to the Nine Months Ended September 30, 2018

Our sales for the nine months ended September 30, 2019 increased to $12,684,930, or approximately 165%, from $4,787,097 for the nine months ended September 30, 2018. The following table compares our sales in the nine months ended September 30, 2019 and 2018:

	Nine Months Ended September 30,
	2019		2018
Wholesale	$4,867,454	38%	$2,715,065	57%
Private Label (Co-packing)	7,105,860	56%	1,338,224	28%
Retail / Special Events	711,616	6%	733,808	15%
Total	$12,684,930	100%	$4,787,097	100%

The increase in sales in the nine months ended September 30, 2019 was primarily attributable to: our acquisition of Craft Canning and the related expansion of our private label/co-packing business and canning abilities, the RRW product, increased wholesale sales traction within the Pacific Northwest, and to a minor extent our recent acquisition of Azuñia.

Excise taxes, customer programs and incentives for the nine months ended September 30, 2019 increased to $ 858,613, or approximately 55.3%, from $553,030 for the comparable 2018 period. The increase was attributable to higher excise taxes as a result of the increase in spirit sales, as well as an increase in customer programs and incentives due to increased distribution.

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs. During the nine months ended September 30, 2019, cost of sales increased to $7,402,749, or approximately 225%, from $2,278,119 for the nine months ended September 30, 2018. The increase is attributable to the costs associated with our increased sales in the period, as well as higher facilities costs  due to our increased production capacity.

The following table compares our gross profit and gross margin in the nine months ended September 30, 2019 and none months ended September 30, 2018:

	Nine Months Ended September 30,
	2019	2018

Gross profit	$4,423,568	$1,955,948
Gross margin	37%	46%

Our gross margin of 37% of net sales in the nine months ended September 30, 2019 decreased from our gross margin of 46% for the nine months ended September 30, 2018 primarily due to a change in product and services mix as well as higher raw material costs and higher facilities costs due to the manufacturing footprint relative to current volume. While our goal is to ultimately improve our overall gross margin and improve the efficiencies of our now larger production facility as we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product and service sales mix and the related customer programs and incentives, which are subject to seasonal fluctuations and the competitive environment.

Advertising, promotional and selling expenses for the nine months ended September 30, 2019 increased to $4,394,311, or approximately 54.8%, from $2,838,417 for the nine months ended September 30, 2018. This increase was primarily due to our increased headcount along with our efforts to expand our product sales both regionally in the Pacific Northwest as well as to target national markets, particularly with the newer RRW product.

General and administrative expenses for the nine months ended September 30, 2019 increased to $9,141,839, or approximately 114.2%, from $4,267,831 for the nine months ended September 30, 2018. This increase is primarily due to increased headcount from acquisitions and the associated compensation and benefits, higher depreciation and amortizations costs from the Craft Canning acquisition, and certain one-time costs related to bonuses paid, legal expenses, and acquisition-related expenses.

Total other expense, net was $337,747 for the nine months ended September 30, 2019, compared to $701,203 for the nine months ended September 30, 2018, a decrease of 51.8%. This decrease was primarily due to the reduction of the debt discount accelerated amortization from last year.

Net loss attributable to common shareholders during the nine months ended September 30, 2019 was $9,436,225 as compared to a loss of $5,852,140 for the nine months ended September 30, 2018. The increase in our net loss was primarily attributable to our greater general and administrative expenses and advertising, promotional and selling expenses during 2019, partially offset by an increase in gross profit.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities, the financing of inventories, and financing acquisitions. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings.

For the nine months ended September 30, 2019 and 2018, we incurred a net loss of approximately $9.4 million and $5.9 million, respectively, and had an accumulated deficit of approximately $36.8 million as of September 30, 2019. We have been dependent on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the nine months ended September 30, 2019, we raised approximately $1.5 million in additional capital through equity and debt financing (net of repayments). See Notes 10 and 11 to our financial statements for a description of our debt.

At September 30, 2019, the Company had $0.4 million of cash on hand with a positive working capital of $11.6 million. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on raising additional debt or equity capital and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. Management intends to implement additional actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, management is seeking to leverage the Company’s large inventory balances and its accounts receivable balance to help satisfy its working capital needs over the next 12 months. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair the Company’s ability to be successful.

The Company’s cash flows for the nine months ended September 30, 2019 and nine months ended September 30, 2018 are as follows:

	Nine Months Ended September 30,
	2019	2018
Net cash flows provided by (used in):
Operating activities	$(7,922,275)	$(10,355,135)
Investing activities	$(3,803,008)	$(944,248)
Financing activities	$1,529,389	$13,569,457

Operating Activities

During the nine months ended September 30, 2019, our net loss plus non-cash adjustments and changes in operating assets and liabilities used was approximately $7.9 million compared to using $10.4 million cash in operating activities in 2018. There was an increase of $0.2 million in inventory, a $0.4 million increase in trade receivables and no change in the net of accounts payable and accrued liabilities in 2019. In 2018, there was an increase of $6.1 million in inventory, a $0.4 million increase in trade receivables and a $0.1 million increase in prepaid expenses and other assets.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $3.8 million and $0.9 million in the nine months ended September 30, 2019 and 2018, respectively. The increase in cash used in investing activities in the nine months ended September 30, 2019 was also due to the $1,449,917 Craft Canning acquisition, net of cash acquired, in January 2019.

Financing Activities

During the nine months ended September 30, 2019, our operating losses and working capital needs were primarily funded by existing cash on hand and $1.5 million in proceeds from the issuance of common stock and debt (net of repayments). Net cash flows provided by financing activities during the nine months ended September 30, 2018 primarily consisted of $10.2 million in proceeds from warrant exercises, $4.1 million in proceeds from the issuance of promissory notes and $1.9 million in proceeds from a secured credit facility.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Our critical accounting policies are highly dependent upon subjective or complex judgements, assumptions and estimates. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from the Company’s estimates if past experience or other assumptions do not turn out to be substantially accurate.

Other than our adoption and application of Topic 842 (Leases) and Topic 718 (Improvements to Nonemployee Share-Based Payment Accounting) as discussed in “Note 3 - Summary of Significant Accounting Policies” under Part 1, Item 1 of this Report), management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

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

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”)) that are designed to provide reasonable assurances that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures.

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2019.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2019, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

See Note 12 to our financial statements included elsewhere in this Quarterly Report on Form 10-Q.

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

RISKS RELATING TO OUR BUSINESS

We require additional capital, which we may not be able to obtain on acceptable terms, or at all. Our inability to raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We require additional capital in order to continue our operations, and failure to obtain such additional capital could limit our operations and our growth, including our ability to continue to develop existing brands, service our debt obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, penetrate new markets, attract new customers and enter into new distribution relationships. We have not generated sufficient cash from operations to finance additional capital needs, and we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that additional financing will be available to us on acceptable terms or at all. Because we have secured debt, our ability to obtain additional debt financing by offering security to lenders may be limited. If additional capital is either unavailable or cost prohibitive, our operations and growth may be limited, and we may need to change our business strategy to slow the rate of, or eliminate, our expansion or to reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

If our brands do not achieve more widespread consumer acceptance, our sales, growth and profitability may be limited.

Although certain of our brands continue to achieve acceptance, most of our brands are relatively new and have not achieved national brand recognition. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands at scale, our sales will be limited, and we will not be able to penetrate our markets.

In addition, our profitability depends in part on achieving scale. We will need to achieve wider market acceptance of our brands and materially increase sales and gain profitability.

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development and sales and marketing and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment in them. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales or profits, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the U.S. Securities and Exchange Commission (the “SEC”). For the quarter ended September 30, 2019, we reported a net loss of $3.5 million. As of September 30, 2019, we had an accumulated deficit since inception of $36.8 million.

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

In addition, the success of Redneck Riviera Whiskey may be negatively impacted by a number of factors, including the reputation and popularity of Mr. Rich. Mr. Rich’s reputation may be harmed due to factors outside of our control, which could negatively impact our brand image and have a material adverse effect on our business. If we fail to maintain and enhance the Redneck Riviera brand, or if excessive expenses are incurred in an effort to do so, our business, financial condition and results of operations could be materially and adversely affected.

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

We must attract new Board members to provide valuable contributions to the Company and ensure that we meet Nasdaq independence requirements. In addition, new directors will not be voted on by stockholders until our Annual Meeting in 2020.

At our Annual Meeting held on August 8, 2019, four members of our Board who were nominees resigned and/or did not get re-elected. Those directors comprised all but one of our nominated independent directors and comprised all of the members of our independent Board committees. As a result, at such time, we did not comply with the independence requirements of Nasdaq, the exchange on which we list our common stock. We appointed several new directors and re-gained compliance with the Nasdaq independence requirements in September 2019, however, , as of November 12, 2019, we are no longer in compliance with the Nasdaq independence requirements, and future non-compliance with Nasdaq listing rules could result in our delisting. In addition, our corporate governance and risk and strategic oversight will suffer until we have a sufficient number of talented independent directors to our Board. In addition, because we added new directors shortly after our Annual Meeting and will need to appoint additional directors to regain compliance, the new directors will serve without shareholder approval until our Annual Meeting in 2020.

Executive departures and any other failure to attract or retain key executive or employee talent, or further changes in our talent, could adversely affect our business.

Our success depends upon the efforts and abilities of our senior management team, other key employees, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. If we or one of our executive officers or significant employees terminates her or his employment, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships, and the loss of their services might significantly delay or prevent the achievement of our business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. We do not maintain and do not intend to obtain key person insurance on the life of any executive or employee. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

We recently experienced significant changes to our executive leadership team. In May 2019, our Chief Executive Officer announced his transition to Executive Chairperson, stepping down from his dual role as Chairman and Chief Executive Officer, and has since that time left our Board. Our Chief Financial Officer, Steven Shum, was appointed as Interim Chief Executive Officer, but resigned as Interim Chief Executive Officer effective October 7, 2019 and announced his resignation as Chief Financial Officer effective as of November 14, 2019. Effective November 12, 2019, Lawrence Firestone was appointed as our Chief Executive Officer. This executive leadership transition has the potential to disrupt our operations and relationships with employees, customers, suppliers, and invenstors. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business activity could be disrupted, and our financial condition and results of operations could be materially adversely affected.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

We depend on a limited number of third-party suppliers for the sourcing of the raw materials for all of our products, including our distillate products and other ingredients. Azuñia, in particular, is sourced from a single supplier in Mexico. We do not have long-term, written agreements with any of our suppliers. The termination of our relationships or an adverse change in the terms of these arrangements could have a negative impact on our business. If our suppliers increase their prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

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

Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our products could, in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

We rely on a few key distributors, and the loss of any one key distributor would substantially reduce our revenues.

We currently derive a significant amount of our revenues from a few major distributors. A significant decrease in business from or loss of any of our major distributors could harm our financial condition by causing a significant decline in revenues attributable to such distributors. Sales to one distributor, the Oregon Liquor Control Commission, accounted for approximately 15% and 34% of our consolidated sales for 2019 and 2018, respectively. While we believe our relationships with our major distributors are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. If we experience a significant decrease in sales to any of our major distributors and are unable to replace such sales volume with orders from other customers, our sales may decrease which would have a material adverse financial effect on our results of operations and financial condition.

The sales of our products could decrease significantly if we cannot secure and maintain listings in the control states.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing in control states must generally reach certain volumes and/or profit levels to maintain their listings. Products in control states are selected for purchase and sale through listing procedures, which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may develop or acquire, sales of our products could decrease significantly, which would have a material adverse financial effect on our results of operations and financial condition.

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is lost due to foreclosure, theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We must maintain relatively large inventories of our products to meet customer delivery requirements. We have used our inventory as collateral in our financing. If we do not timely make payments on our financing obligations, or we breach our covenants in any financing document, including maintaining loan-to-value ratios, the lenders may foreclose and take possession of our inventory. In addition, this inventory is always at risk of loss due to theft, fire or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

The federal and state regulatory landscape regarding products containing CBD is uncertain and evolving, and new or changing laws or regulations relating to hemp and hemp-derived products could have a material adverse effect on our business, financial condition and results of operations.

On December 20, 2018, the Agricultural Improvement Act of 2018, which is also known as the “2018 Farm Bill,” was enacted and legalized hemp and hemp products under U.S. federal law. However, we must still comply with all applicable state hemp laws. In addition, the Food and Drug Administration (the “FDA”) has publicly stated that certain products derived from hemp, including CBD, which is a cannabinoid that can be extracted from hemp, will be regulated by the FDA and maintains the position that it is illegal to introduce CBD products into interstate commerce. Thus, participants in the hemp industry will need to comply with all applicable federal and state laws, rules and regulations in the cultivation, transportation, and sale of hemp and hemp derived products. The FDA could, among other things, force us to remove our products, including our CBD beverage products, from the market or levy fines. Any such adverse action by the FDA could have a material adverse impact on our business.

We commenced distribution of Outlandish, a non-alcoholic beverage that contains hemp-derived CBD. While we believe our current operations and the sale of Outlandish in Oregon, a state that has legalized CBD for personal consumption, comply with existing federal and state laws relating to hemp and hemp-derived products, we will have to quickly adapt our sales and operations to comply with forthcoming and rapidly-shifting federal and state regulations and enforcement. Local, state, federal, and international laws and regulations pertaining to CBD are broad in scope and subject to evolving interpretations, which could require us to incur substantial costs associated with compliance requirements. In addition, violations or allegations of such violations of these laws, including an assertion by the FDA that it has jurisdiction over our intrastate CBD sales, could disrupt our business, divert attention of management, result in fines or discontinuance of our CBD products and result in a material adverse effect on our operations. In addition, it is possible that regulations may be enacted in the future that will be directly applicable to our CBD business, including, but not limited to, CBD labeling or purity requirements. It is also possible that the existing laws may change, which may limit the legal uses of the hemp plant and its derivatives and extracts, such as cannabinoids. We cannot predict the nature of any future laws, regulations, interpretations, or applications, nor can we determine what effect additional governmental regulations or administrative policies and procedures, when and if promulgated, could have on our activities in the legal hemp industry.

We may also incur the risk of legal action, including class actions, as research continues to evaluate the effects of ingesting CBD, and as federal and state legal requirements with respect to labeling and purity, among other things, continue to evolve. Should we become party to litigation resulting from the production, marketing or sale of our hemp-derived CBD infused beverages, we could sustain damage to our reputation, brand and business.

We could face a variety of risks as a result of our expansion into the production and distribution of non-alcoholic CBD beverages, which is a new product line.

We may face additional risks in connection with our expansion into the production and distribution of non-alcoholic CBD beverages. The risks of our entry into this new business line, include, without limitation: (i) potential diversion of management’s attention and other resources, including available cash, from our existing businesses; (ii) unanticipated liabilities or contingencies; and (iii) the need for additional capital and other resources to expand into this new line of business. Further, our business model and strategy are still evolving and are continually being reviewed and revised, and therefore we may not be able to successfully implement our business model and strategy with respect to our production and distribution of CBD products. We may not be able to anticipate consumer tastes or preferences, and we may not be able to attract or retain a sufficiently large number of customers for Outlandish or recover costs incurred in developing and marketing our CBD products. We will also face the costs of complying with local, state, federal and international laws related to CBD, including in the course of development and production of Outlandish. If we are unable to successfully implement our growth strategies, our revenue and profitability may not grow as we expect, our competitiveness may be materially and adversely affected, and our reputation and business may be harmed. In developing and marketing our CBD products, we may invest significant time and resources. Initial timetables for the introduction and development of our CBD products may not be achieved and price and profitability targets may not prove feasible. Failure to successfully manage these risks in the development and implementation of our new CBD products could have a material adverse effect on our business, results of operations and financial condition.

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize anticipated benefits, due to integration difficulties or other operating issues.

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through the acquisition of such brands or their corporate owners, directly or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. For example, in September 2019, we acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In addition, we acquired MotherLode in March 2017, which provides contract canning, bottling and packaging services for existing and emerging spirits producers, and in early 2019, we completed the acquisition of Craft Canning, which significantly adds to our contract canning, bottling and packaging services. If we are unable to identify suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. In addition, our entry into and expansion of our contract bottling, canning, and packaging services as a result of our acquisitions of MotherLode and Craft Canning may not be successful, and we may not realize the benefits of these co-packing operations and may face certain risks, including safety concerns, product contamination, and equipment malfunctions or breakdowns, among other things associated with our manufacturing operations. In addition, if our bottling, canning, or packaging services fail to meet our customers’ expectations, or there is an overall decline in demand for bottling, canning, or packaging services, our reputation, business, results of operations and financial condition could be adversely affected.

If we are successful in acquiring additional brands or related service businesses, we may still fail to achieve or maintain profitability levels that would justify our investment in those additional brands or services or fail to realize operating and economic efficiencies or other planned benefits with respect to those additional brands or services. For Craft Canning, we will need to provide increased capital to expand operations and for Azuñia we will need to grow sales and leverage distribution to become cash flow positive.

The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, but are not limited to:

●	difficulties in assimilating acquired operations or products, including failure to anticipate synergies;

●	failure to realize or anticipate benefits or to execute on our planned strategy for the acquired brand or business;

●	unanticipated costs that could materially adversely affect our results of operations;

●	negative effects on reported results of operations from acquisition-related charges and amortization of acquired intangibles;

●	diversion of management’s attention from other business concerns;

●	adverse effects on existing business relationships with suppliers, distributors and retail customers;

●	risks of entering new markets or markets in which we have limited prior experience; and

●	the potential inability to retain and motivate key employees of acquired businesses.

Our ability to grow through the acquisition of additional brands is also dependent upon identifying acceptable acquisition targets and opportunities, our ability to consummate prospective transactions on favorable terms, or at all, and the availability of capital to complete the necessary acquisition arrangements. We intend to finance our brand acquisitions through a combination of our available cash resources, third-party financing and, in appropriate circumstances, the further issuance of equity and/or debt securities. Acquiring additional brands could have a significant effect on our financial position and could cause substantial fluctuations in our quarterly and yearly operating results. Also, acquisitions could result in the recording of significant goodwill and intangible assets on our financial statements, the amortization or impairment of which would reduce reported earnings in subsequent years.

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

A failure of one or more of our key or service product information technology systems, cyber-security breach or cyber-related fraud could have a material adverse impact on our business.

We rely on information technology (“IT”) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), and software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business.

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as to the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

We are subject to litigation risks.

From time to time, we may become involved in various litigation matters and claims, including regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud, or negligence. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, brand identity and the trading price of our securities. Any such litigation, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

A limited or general decline in consumption in one or more of our product categories could occur in the future due to a variety of factors, including:

●	a general decline in economic or geopolitical conditions;

●	changing consumer preferences, including to other beverage products or alternatives to alcoholic beverages;

●	concern about the health consequences of consuming beverage alcohol products and about drinking and driving;

●	a general decline in the consumption of beverage alcohol products in on-premises establishments, which may result from smoking bans and stricter laws relating to driving while under the influence of alcohol;

●	consumer dietary preferences favoring lighter, lower calorie beverages such as diet soft drinks, sports drinks and water products;

●	increased federal, state, provincial and foreign excise or other taxes on beverage alcohol products and possible restrictions on beverage alcohol advertising and marketing;

●	increased regulation placing restrictions on the purchase or consumption of beverage alcohol products or increasing prices due to the imposition of duties or excise taxes;

●	inflation; and

●	wars, pandemics, weather and natural or man-made disasters.

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

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems or related to the labelling of our products. It is also possible that governments could assert that the use of alcohol has significantly increased government-funded healthcare costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

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

The success of our brands depends upon the positive image that consumers have of them. Contamination, whether arising accidentally or through deliberate third-party action, or other events that harm the integrity or consumer support for our brands, could affect the demand for our products. Contaminants in raw materials purchased from third parties and used in the production of our products or defects in the distillation and fermentation processes could lead to low beverage quality, as well as illness among, or injury to, consumers of our products and could result in reduced sales of the affected brand or all of our brands and potentially serious damage to our reputation for product quality, as well as product liability claims. Also, to the extent that third parties sell products that are either counterfeit versions of our brands or brands that look like our brands, consumers of our brands could confuse our products with products that they consider inferior. This could cause them to refrain from purchasing our brands in the future and in turn could impair our brand equity and adversely affect our sales and operations.

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

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline precipitously in the event a large number of shares of our common stock is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb such sales without adverse impact on its share price.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

In August 2017, our shares of common stock began trading on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. As of August 8, 2019, we failed to comply with Nasdaq’s requirement to have a majority independent Board and independent audit and compensation committees. Although we regained compliance with the Nasdaq listing requirements in September 2019, as of November 12, 2019, we are not in compliance with the majority independent Board and independent audit committee requirement. We intend to conduct a director search process to fill the vacancy on the Board and the Audit Committee as promptly as possible in order to regain compliance on a timely basis in accordance with Nasdaq Listing Rules.

While our warrants are outstanding, it may be more difficult to raise additional equity capital.

We currently have non-trading, privately-issued common stock warrants to purchase 1,003,239 shares of common stock. During the term that our Private Warrants are outstanding, the holders of such warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while the Public Warrants and/or Private Warrants are outstanding. As of September 30, 2019, there are no remaining publicly-traded warrants outstanding.

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

Our largest stockholders have the power to significantly influence our decisions and their interests may conflict with ours or yours in the future.

Grover T. Wickersham, our former executive chairperson, is the beneficial owner of approximately 5.04% of the outstanding shares of our common stock as of June 27, 2019, according to public filings, including shares he owns as the indirect beneficial owner (but for which he disclaims beneficial ownership), and including shares he (or the entities for which is deemed to be the beneficial owner) has the right to acquire upon exercise of warrants and options that may be exercised in the future. Were all of the options and warrants exercised for which Mr. Wickersham is deemed to own, whether directly and indirectly, his influence over matters that are subject to a stockholder vote would further increase.

Quad Capital Management Advisors, LLC is the beneficial owner of approximately 7.1% of the outstanding shares of our common stock as of August 27, 2019, according to public filings. Geoffrey Gwin, a member of the Company’s Board of Directors, is affiliated with Quad Capital Management Advisors, LLC.

Stephanie Kilkenny, a member of the Company’s Board of Directors together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the asset purchase agreement. Subject to compliance with applicable Nasdaq rules, aggregate the initial consideration, not to exceed approximately $14.7 million in aggregate based on future revenue performance, will be payable approximately 18 months following the closing and will consist of 850,000 shares of Company common stock at a stipulated value of $6.00 per share, 350,000 shares of Company common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing. As a result of such transactions, Ms. Kilkenny is expected to beneficially own a significant number of shares of common stock of the Company.

Accordingly, as a result of their direct and indirect beneficial ownership, the foregoing stockholders may be able to exercise substantial control and directly influence our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors.

We have the ability to issue additional shares of our common stock and shares of preferred stock without asking for stockholder approval, which could cause your investment to be diluted. However, if we fail to obtain shareholder approval for additional authorized common stock, our financing alternatives will be limited.

Our Articles of Incorporation authorize the Board to issue up to 15,000,000 shares of common stock and up to 100,000,000 shares of preferred stock. The power of the Board to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuances of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

We have over 11,000,000 shares of common stock outstanding or subject to warrants or other convertible securities. We are limited to issuing up to 15,000,0000 shares of common stock. The limited number of available shares of common stock constrains our ability to conduct equity offerings or engage in financing transactions that may have an equity component. In addition, this limitation will constrain our ability to grant equity incentives, which could result in a failure to align management to shareholder objectives or to be able to retain and motivate key personnel.

By issuing preferred stock, we may be able to delay, defer, or prevent a change of control.

Our Articles of Incorporation permit us to issue, without approval from our stockholders, a total of 100,000,000 shares of preferred stock. Our Board may determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

We face risks related to compliance with corporate governance laws and financial reporting standards.

The Sarbanes-Oxley Act of 2002 (“Sarbanes-Oxley”), as well as related rules and regulations implemented by the SEC and the Public Company Accounting Oversight Board, require compliance with certain corporate governance practices and financial reporting standards for public companies. These laws, rules and regulations, including compliance with Section 404 of the Sarbanes-Oxley Act of 2002 relating to internal control over financial reporting (“SOX 404”), has materially increased our legal and financial compliance costs and made some activities more time-consuming, burdensome and expensive. Although we currently believe our internal control over financial reporting is effective, the effectiveness of our internal controls in future periods is subject to the risk that our controls may become inadequate or may not operate effectively. Any failure to comply with the requirements of SOX 404, our ability to remediate any material weaknesses that we may identify during our compliance program, or difficulties encountered in their implementation, could harm our operating results, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Any such failure could also adversely affect the results of the periodic management evaluations of our internal controls and, in the case of a failure to remediate any material weaknesses that we may identify, would adversely affect the annual auditor attestation reports regarding the effectiveness of our internal control over financial reporting that are required under SOX 404. Inadequate internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock, and we could be subject to regulatory sanctions or investigations by the SEC or other regulatory authorities, which would require additional financial and management resources.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In September 2019, the Company issued 280,555 units (the “Units”) in a private offering at a per Unit price of $4.50 per share, resulting in net cash proceeds of $1,262,497. Each Unit consists of one share of Eastside’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share.

The securities were offered and sold in reliance on the exemption from registration afforded by Section 4(a)(2) or Rule 506(b) of Regulation D promulgated under the Securities Act, which exempt transactions by an issuer not involving any public offering. The transactions did not involve any underwriters, underwriting discounts or commissions.

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

Not applicable.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Company, as presently in effect, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.
10.1

Asset Purchase Agreement, dated September 12, 2019, between Eastside Distilling, Inc. and Intersect Beverage, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 16, 2019 and incorporated by reference herein.

10.2	Form of Subscription Agreement, dated September 16, 2019, for the purchase of Units from Eastside Distilling, Inc.
31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2*	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

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
Date: November 14, 2019

