Form 10-K
period 2019-12-31
Eastside Distilling, Inc.
filed 2020-03-30
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

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

Indicate by check mark whether the registrant(1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter was $37,101,492 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

As of March 30, 2020, 9,762,728 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-K

December 31, 2019

PART I

Eastside Distilling, Inc., is referred to herein as “Eastside,” “EAST,” “the Company,” “us,” or “we.”

Cautionary Note Regarding Forward-Looking Statements

The statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about:

●	Our ability to achieve any financing and working capital;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our continuing to follow our product approach;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to retain, market and grow our existing brands, including Redneck Riviera Whiskey and Azuñia tequila and the effect that may have on other brands, and our ability to profitably sell our brands;
●	Our ability to financially support the brands in the market;
●	Our advertising and promotional expenses, including our expectation that we will recoup 50% of certain advertising, promotional and selling expenses for Redneck Riviera Whiskey upon the eventual sale of the brand by the licensor;
●	Our expectation that the maturity of the $0.25 million promissory note that we entered into with a private investor will be extended to December 31, 2020.
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capabilities to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies and the application of, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Our production facility, aging warehouse or supply chain disruption;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains) or changes in related reserves, changes in tax rules or accounting standards;
●	Our ability to expand our company and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to position our brands as attractive acquisition candidates;
●	Our ability to realize the anticipated benefits of our canned beverage, mobile canning and bottling operations and expected growth in the canned beverages industry;
●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects
●	Our ability to attract and retain key executive or employee talent;
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements; and
●	Our operations, financial performance and results of operations.

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

We undertake no obligation to provide updates to forward-looking statements to the public, whether as a result of new information, future events or otherwise. You should, however, consult any subsequent disclosures we make in our filings with the United States Securities and Exchange Commission (“SEC”) on Form 10-Q or Form 8-K.

You should review the “Risk Factors” set forth elsewhere in this Annual Report for a cautionary discussion of certain risks, uncertainties and assumptions that we believe are significant to our business and may effect forward looking statements.

Use of Non-GAAP Financial Information – Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include measures that are not measures of financial performance under U.S. Generally Accepted Accounting Principles (GAAP). These non-GAAP measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similarly titled measures presented by other companies. In Part II under “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we present the reasons we use these measures under the heading of “Non-GAAP Financial Measures,” and reconcile these measures to the most closely comparable GAAP measures under the heading “Results of Operations – Year-Over-Year Comparisons.”

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, export, market and sell a wide variety of alcoholic beverages under recognized brands. We employ 89 people in the United States.

Our brands span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin, rum, tequila and Ready-to-Drink (RTD). We sell our products on a wholesale basis to distributors, and until March 2020, we operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers.

Principal Brands
Gin
Big Bottom The Ninety One Gin
Big Bottom Navy Strength
Big Bottom Barrel Finished Gin
Big Bottom London Dry Gin

Rum
Hue-Hue Coffee Rum

Tequila
Azuñia Blanco Organic Tequila
Azuñia Reposado Organic Tequila
Azuñia Añejo Tequila
Azuñia Black, 2-Year, Extra-Aged, Private Reserve Añejo Tequila

Vodka
Portland Potato Vodka
Portland Potato Vodka - Marionberry
Portland Potato Vodka - Habanero

Whiskey
Redneck Riviera Whiskey
Redneck Riviera Whiskey - Granny Rich Reserve
Burnside Oregon Oaked Rye Whiskey
Burnside West End Blend Whiskey
Burnside Goose Hollow Bourbon
Burnside Oregon Oaked Bourbon
Burnside Buckman RSV 10 Year Bourbon
Marionberry Whiskey
Big Bottom Barlow Whiskey
Big Bottom Barlow Port Whiskey
Big Bottom Delta Rye
Big Bottom American Single Malt
Big Bottom Zin Cask Bourbon
Barrel Hitch American Whiskey

Special
Advocaat Holiday Egg Nog

Ready-to-Drink
Redneck Riviera Howdy Dew!
Portland Mule - Original
Portland Mule - Marionberry

Operating as a small business in a large, international spirits marketplace occupied by large multi-national conglomerates, we seek to utilize our size and our public company stature to our advantage and position Eastside Distilling as a leading tier 2 spirits provider by acquiring and developing brands, growing them to a national presence and positioning them for sale to the tier 1 suppliers to the market. This strategy was demonstrated by the launch of our Redneck Riviera Brand (RRW) in conjunction with our branding partners, Sandstrom Partners in 2018. This demonstrated how our team can leverage its position to launch nascent or new brands and grow them more quickly than the tier 1 larger conglomerates because we are able to focus and dedicate more of our attention to developing innovative products. Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states in 18 months. In September 2019, we acquired the Azuñia tequila brand and have begun to distribute this brand through our national platform.

In May 2017, we used our shares to acquire 90% of Big Bottom Distilling, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “ultra-premium segment” of the market. In December 2018, we acquired the remaining 10% of BBD. In September 2019, we also acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly owned subsidiary acquired in March 2017 and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”), which we acquired in January 2019, we provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We have used our mobile canning operations to profit from the rapid growth in the canned beverages industry (beer, wine, spirit-based RTD’s).

Market Opportunity

Large and Growing Global and Domestic Markets

The global spirits market is very large and according to Statista, a leading business data platform, the spirit market generates total revenues in excess of $400 billion annually, growing at a moderate estimated rate of 2-4% annually.

According to the Distilled Spirits Council of the U.S. (DISCUS), distilled spirits sales in the U.S. were up 5.3% in 2019, increasing by $1.5 billion, to a new record of $29 billion. Key spirits category drivers of sales growth in 2019 included: American whiskey, up 10.8 % or $387 million to $4 billion; rye was an important component of the overall American whiskey category growth with sales up 14.7 % or $30 million, reaching $235 million; tequila/mezcal, up 12.4 % or $372 million to $3.4 billion; mezcal surpassed $100 million in sales for the first time totaling $105 million. Pre-mixed cocktails were up 7.5 % or $25 million to $351 million. Volumes rose by 3.3% to a record 239 million cases, an increase of 7.6 million cases from 2018. The trend underscored the decades long trend in market premiumization as consumers shifted their purchases toward more expensive spirits, resulting in a faster rate of growth in revenue over the rate of growth in physical shipments. According to DISCUS, in 2019, the spirits industry again gained market share over beer and wine sales. Revenues grew by half a percent to 37.8% of the total beverage alcohol market. This was the 10th year of market share gains for the spirits industry. Each percentage point gain in market share is worth $770 million in additional revenue to the industry.

Key Growth Trends that We Target

High-End and Super-Premium – The high-end and super-premium spirit products, across most categories, exhibited strong growth trends in 2019. The 2019 revenues for those price points increased 7.6% and 7.9%, respectively, and by 8.0% and 7.0% in volume.

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

Our Strategy

Our overall strategy is to become a “house of brands” that is designed to drive industry leading growth at the tier 2 level and shareholder value by acquiring nascent brands, rebranding them with the services of Sandstrom Partners and introducing those brands to the market on our national distribution platform. We aim to grow our brands to be an attractive acquisition candidate for the tier 1 producers in the spirits industry and ultimately sell those brands and use the proceeds of the brand sales to duplicate the process.

Our goal is to have brand representation in all classes of spirits and Ready-to-Drink (RTD) beverages, and distribution channels in both spirits and beer that crosses all classes of trade primarily focused on the off-premise trade.

Off-Premise Distribution Chassis
Product Class	Fulfillment & Logistics	Distributer Network	Points of Distribution	Whiskey	Gin	Rum	Vodka	Tequila	Cordial	Spirit Based RTD	Wine Based RTD	Malt Based RTD
Bottled Spirits	Park Street/OLCC	RNDC/Youngs Market	Corporate Liquor	√				√	√		√
			Club	√
			Boutique	√
			Grocery	√				√	√		√
			Drug	√
			Independent	√				√	√		√
Convenience Store
			Online	√				√	√

Canned RTD’s	TBD	Beer Network - TBD	Corporate Liquor
Grocery
Drug
Independent
Online
Convenience Store

On-Premise Distribution Chassis
Product Class	Fulfillment & Logistics	Distributer Network	Points of Distribution	Whiskey	Gin	Rum	Vodka	Tequila	Cordial	Spirit Based RTD	Wine Based RTD	Malt Based RTD
Bottled Spirits	Park Street/OLCC	RNDC/Youngs Market	Corporate Accounts	√				√	√
			Bar	√				√	√
			Restaurants	√				√	√
			Online	√				√	√

To help achieve our strategy, we are focused on:

●	Identifying and completing strategic brand development in-house and acquisitions that fill out our product portfolio and/or our distribution strategy;

●	Achieving world-class spirit rebranding with the collaboration of Sandstrom Partners;

●	Achieving brand penetration through our national distribution platform;

●	maximizing our margins through targeted cost leverage utilizing both in-house and outsourced production strategies;

●	monetizing our diverse and growing branded-product portfolio through brand sales; and

●	building this process into a system whereby we can repeat the above process to the benefit of its shareholders.

Our Strengths

We believe the following competitive strengths will help enable the implementation of our growth strategies:

●	Award-Winning, Diverse Product Line: We have a diverse product line, currently offering over twenty premium craft spirit brands, many of which have won awards for taste and/or product design. According to a study by the American Craft Spirits Association, the U.S. craft spirits volume of cases sold experienced a compound annual growth rate of over 25% between 2010 and 2017 and saw an increase in market share from 0.8% to 3.2% during that period. Our sales of premium brands have increased over 1,000% since 2010. We believe our diverse, recognized product line in this growing market will enable us to establish a presence in new geographic markets and enable us to procure additional distributors for our products.

●	Experienced Distilling and Blending Experts: We believe that our team of expert blenders and distillers, with highly regarded “palates” and experience is important to us maintaining a high-quality, artisanal character to our products as well as adding to our consumer appeal.

●	Experienced Marketing and Branding: Our strong relationship with Sandstrom Partners, an internationally known spirit branding firm, provides us with strong expertise and capabilities with respect to marketing and branding, a critical element in a large consumer market, such as spirits.

●	Key Distribution Relationships: We have distribution arrangements with several of the largest wine and spirits distributors in the United States, such as RNDC and Young’s Market. We have also engaged Park Street, a provider of back-office administrative and logistical services for alcohol and beverage distributors, in order to keep our overhead low by managing our shipping and logistics to the market. We believe these relationships will help accomplish our goal of having our premium spirits sold and distributed nationwide.

●	Expanded Production: With the recent (January 2019) acquisition of Craft Canning along with our substantial investments already made during 2017 and 2018, we believe that our production capabilities have been significantly enhanced to support both our Eastside branded products as well as our private-label operations.

●	Outsourced Production for High Volume Brands: When the production of our brands reach higher volumes or in package sizes not conducive to our in-house production capabilities, we will look to outsource our production to lower our cost of goods.

Our Product Approach

Our approach to our craft spirits involves five important aspects:

●	Commitment to Quality: We create and deliver high-quality, innovative products targeted at growing markets.

●	Authentic Yet Scalable: We believe our approach to production allows us to produce or have our products produced cost effectively at scale, while keeping flavor profiles consistent.

●	Unique Talent and Experience: Every spirit reflects the creativity of our entire team.

●	Extensive Spirit Portfolio: Many craft distillers have only a few products; we currently have over 30 products in our brand families, which we believe affords us the opportunity to target a broader range of consumers with our brands.

●	Generate Customer Loyalty: These factors attract loyal and enthusiastic customers and major distributors for our products.

Production and Supply

We achieve various complex flavor profiles through one or more of the following techniques: infusion of fruit, addition of various natural flavoring substances, and, in the case of rums and whiskeys, aging of the brands in various types of casks for extended periods of time, as well as the blending of several rums or whiskeys to achieve a unique flavor profile for each brand. After we complete the distillation, purification and flavoring processes, we bottle or can the various liquids. This involves several important stages, including bottle and label design and procurement, filling of the bottles and packaging the bottles in various configurations for shipment.

We rely on a limited number of suppliers for the sourcing of our spirit products and raw materials, including our distillate products and other ingredients. These suppliers consist of third-party producers in the U.S and Mexico. Other than our 20-year exclusive agreement with Agaveros Unidos de Amatitan, SA. de CV., we do not have long-term, written agreements with any of our suppliers. However, we believe that we have consistent and reliable third-party sources for the needed materials. We produce and bottle all our spirits for distribution, regardless of whether the distillation phase of the process was at our facility or at one of our suppliers. During 2018 and 2019, we procured a significant portion of our outside base distillate from MGP Ingredients and we intend to continue to actively rely on this supplier.

As of September 12, 2019, in conjunction with the acquisition of the Azuñia tequila brand, we assumed the 20-year exclusive purchase agreement with Agaveros Unidos de Amatitan, SA. de CV. The exclusivity is based on minimum purchase volumes, fixed pricing for each of different presentations of tequila and specific cash terms.

Distribution Network

Since 2018 with the introduction of Redneck Riviera Whiskey, we developed a national distribution network and currently have distribution and brokerage relationships with third-party distributors in 49 U.S. states.

U.S. Distribution

Producers and importers of beverage alcohol in the United States must sell their products through a three-tier distribution system. Typically, a brand is first sold to a network of distributors, or wholesalers, covering the United States, in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately-held companies. In the 17 control states, the states themselves function as the distributor, and regulate suppliers, including our company. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell alcoholic beverages. In larger states, such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

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

Our inventory is maintained in offsite bonded warehouses at our producers, our bonded warehouses in Milwaukie, Oregon and Hillsboro, Oregon and at bonded warehouses managed by Park Street, our fulfillment and logistics partner. We also typically have inventory in transit that we ship nationally by our network of licensed and bonded carriers.

Wholesalers and Distributors

In the United States, we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, product placement and retail store penetration. All of the distributors that we currently work with also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the forty-nine states we sell our products, and our products are sold in the U.S. by these wholesale distributors, as well as by various state beverage alcohol control agencies.

Other Sources of Revenue

Retail Stores

During 2019 we had four retail stores in the Portland, Oregon area that provided us with additional opportunities for sampling and sales of our products. In January 2020, we announced that we will be closing our retail stores. Effective March 23, 2020, all of these stores have been closed.

Significant Customers

Sales to one customer, the Oregon Liquor Control Commission, accounted for approximately 16% and 30% of our consolidated sales for the years ended December 31, 2019 and 2018, respectively.

Sales Team

We have a total sales force of approximately 24 people, with an average of over ten years of industry experience with premium beverage alcohol brands.

Our sales personnel are engaged in the day-to-day management of our distributors, which includes setting quotas, coordinating promotional plans for our brands, maintaining adequate levels of stock, brand education and training and sales calls with distributor personnel. Our sales team also maintains relationships with key chain and retail customers through independent sales calls. They also schedule promotional events, create local brand promotion plans, host in-store tastings, where permitted, and provide wait staff and bartender training and education for our brands.

In addition, we have also engaged Park Street Imports, a provider of back-office administrative, fulfillment, and logistical services for alcohol and beverage distributors, which services include state compliance, logistics planning, order processing, order fulfillment, distributor chargeback and bill-support management and certain accounting and reporting services. In addition, Park Street Imports provides a factoring service that Eastside distilling can take advantage of to improve cash flow.

Advertising, Marketing and Promotion

To build our brands, we must effectively communicate with three distinct audiences: distributors, retail trade and end consumers. Advertising, marketing and promotional activities help to establish and reinforce the image of our brands in our efforts to build substantial brand value.

In late 2016, to aid us in this strategy, we retained Sandstrom Partners, a Portland-based firm specializing in spirits branding, and tasked them with reviewing our current product portfolio, as well as our new ideas, and advising us on marketing, creation of brand awareness and product positioning, locally and nationally. We are using Sandstrom’s full range of brand development services, including research, strategy, brand identity, package design, environments, advertising as well as digital design and development. During 2017, Sandstrom Partners re-branded our key Burnside whiskey brand as well as developed the branding for “Redneck Riviera” brand. Throughout 2018-2019 Sandstrom Partners was focused on a number of new and existing (re-branded) product efforts. Some of those have now been launched including Hue Hue, Granny Rich, and the more recent Portland Mule and Howdy Dew RTD products. Sandstrom Partners is currently working on the Azuñia tequila brand.

We use a range of marketing strategies and tactics to build brand equity and increase sales, including consumer and trade advertising, price promotions, point-of-sale materials, event sponsorship, in-store and off-premise promotions and public relations, as well as a variety of other traditional and non-traditional marketing techniques, including social media marketing, to support our brands.

Besides traditional advertising, we also employ three other marketing methods to support our brands: public relations, event sponsorships and tastings. Our significant U.S. public relations efforts have helped gain editorial coverage for our brands, which increases brand awareness. Event sponsorship is an economical way for us to have influential consumers taste our brands. We actively contribute product to trend-setting events where our brand has exclusivity in the brand category. We also conduct in-store promotions at our off-premise accounts.

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

Seasonality

Our business has historically followed the spirits industry seasonality trends with peak sales generally occurring in the fourth calendar quarter, primarily due to seasonal holiday buying. However, as our business has evolved and as we continue to expand our footprint in the national distribution platform, our sales growth has been more dependent on the timing of successful sales efforts and shipment of product to customers, but there remains a concentration of buying and stocking our chains ahead of the holiday season.

Competition

Our industry is highly competitive. We believe that we compete on the basis of quality, price, brand recognition and distribution strength. Our premium brands compete with other alcoholic and nonalcoholic beverages for consumer purchases, retail shelf space, and wholesaler attention. We compete with numerous tier 1 multinational producers and distributors of beverage alcohol products, many of which have greater resources than us.

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today, we believe eight major companies dominate the market: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari Milano-S.p.A., and Remy Cointreau S.A. These competitors have substantially greater resources than we do.

We believe we are a leading tier 2 participant that is in a prime position to partner with small-to-mid-size spirit brands as opposed to the major importers and tier 1 multinationals. Despite our relative capital position and resources, we have been able to compete with these larger companies in pursuing agency distribution agreements and acquiring brands by being more responsive to private and family-owned brands, offering flexible transaction structures. Given our size relative to our major tier 1 competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, our ability to expand into new markets and our negotiating ability with our distributors.

By focusing on the premium and super-premium segments of the market, which typically have higher prices per case and gross profit margins, and having an established, experienced sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Also, the continued consolidation among the major companies is expected to create an opportunity for small to mid-size wine and spirits companies, such as Eastside to penetrate markets, as the major companies contract their portfolios to focus on fewer brands.

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

Employees

As of March 30, 2020, we have 89 employees, 23 of whom were in sales and marketing, 58 in production/canning/bottling, and 8 whom were in administration. All employees are full-time. We will continue to monitor our staffing in light of the impacts of the coronavirus and streamlining on our operations for working capital needs.

Geographic Information

Eastside currently sells its products in 49 states, as well as in Ontario, Canada.

Item 1A. RISK FACTORS

The statements in this section describe the most significant risks to our business and should be considered carefully in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the “Notes to Consolidated Financial Statements” to this Annual Report on Form 10-K, as well as our other disclosures in this Annual Report. We may have other risks that we have not yet identified or that we currently believe are immaterial but may become material.

RISKS RELATING TO OUR BUSINESS

We require additional capital, which we may not be able to obtain on acceptable terms, or at all. Our inability to access or raise such capital, as needed, on beneficial terms or at all could restrict our future growth and severely limit our operations.

We require additional capital in order to continue our operations, and failure to obtain such additional capital could limit our operations and our growth, including our ability to continue to develop, grow and maintain existing brands, service our debt and other obligations, maintain adequate inventory levels, fund potential acquisitions of new brands, maintain existing distribution relationships and retail channels, penetrate new markets, attract new customers and enter into new distribution relationships. We have not generated sufficient cash from operations to finance additional capital needs, and we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure you that additional financing will be available to us on acceptable terms or at all. Because we have collateralized our assets and secured debt, our ability to obtain additional debt financing by offering security to lenders may be limited. If additional capital is either unavailable or cost prohibitive, our operations and growth may be limited, and we may need to change our business strategy to slow the rate of, or eliminate, our expansion or to reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

If our brands do not achieve more widespread consumer acceptance, our sales, growth, and profitability may be limited.

Although certain of our brands continue to achieve acceptance, most of our brands are relatively new and have not achieved national brand recognition. We have not yet had success growing a brand to a sufficient level to realize profitability and be in a position to sell the brand for a profit. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands at scale, our sales will be limited and we will not be able to penetrate our markets.

In addition, our profitability depends in part on achieving scale. We will need to achieve wider market acceptance of our brands and materially increase sales and gain profitability.

We have incurred significant operating losses every quarter since our inception and anticipate that we will continue to incur significant operating losses in the future.

We believe that we will continue to incur net losses for the foreseeable future as we expect to make continued significant investment in product development, sales and marketing, brand support and to incur significant administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales for the foreseeable future. Some of our products may never achieve widespread market acceptance and may not generate sales and profits to justify our investment in them. Also, we may find that our expansion plans are more costly than we anticipate and that they do not ultimately result in commensurate increases in our sales or profits, which would further increase our losses. We expect we will continue to experience losses and negative cash flow, some of which could be significant. Results of operations will depend upon numerous factors, some of which are beyond our control, including market acceptance of our products, new product introductions and competition. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the SEC. For the year ended December 31, 2019, we reported a net loss of $16.9 million. As of December 31, 2019, we had an accumulated deficit since inception of $44.2 million.

The success of our Redneck Riviera brand is dependent on our relationship with and on the reputation and popularity of singer and songwriter John Rich. Any adverse reactions to publicity relating to Mr. Rich, or the loss of his services and relationship, could adversely affect our revenues of the Redneck Riviera brand and results of operations as well as our ability to maintain our consumer base and brand reputation.

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

In addition, if our relationship with Mr. Rich deteriorates, our reputation and operating results may be adversely affected. In late 2019, we amended our license agreement related to the Redneck Riviera trademark in part because of our desire to continue to motive Mr. Rich to use exceptional efforts to promote the RRW brand and a recognition of our ongoing relationship. The license agreement generally provides, among other things, that we may not take any action which is harmful or potentially harmful to Mr. Rich’s or the brand’s reputation. The license agreement also provides for other termination rights related to our solvency, providing reports and other matters.

If we are unable to maintain our current associations with Mr. Rich at a reasonable cost, or we experience an unplanned interruption or termination of our collaboration, we could lose the benefits of this relationship and the return on our substantial investment in the brand.

We must attract new Board members to provide valuable contributions to the Company and ensure that we meet Nasdaq independence requirements. In addition, new directors will not be voted on by stockholders until our Annual Meeting in 2020.

At our Annual Meeting held on August 8, 2019, four members of our Board who were nominees resigned and/or did not get re-elected. Those directors comprised all but one of our nominated independent directors and comprised all of the members of our independent Board committees. As a result, at such time, we did not comply with the independence requirements of Nasdaq, the exchange on which we list our common stock. We appointed several new directors and re-gained compliance with the Nasdaq independence requirements in September 2019, although we again fell out of compliance on November 12, 2019 due to a director resignation and the appointment of Lawrence Firestone, a then-independent director, as our Chief Executive Officer. We promptly came back into compliance on November 18, 2019, however, future non-compliance with Nasdaq listing rules could result in our delisting. In addition, our corporate governance and risk and strategic oversight will suffer until we have a sufficient number of talented independent directors to our Board, including those with industry experience. In addition, because we added new directors after our Annual Meeting and needed to appoint additional directors to regain compliance, the new directors will serve without shareholder approval until our Annual Meeting in 2020.

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

We recently experienced significant changes to our executive leadership team. In May 2019, our Chief Executive Officer announced his transition to Executive Chairperson, stepping down from his dual role as Chairman and Chief Executive Officer, and has since that time left our Board. Our Chief Financial Officer, Steven Shum, was appointed as Interim Chief Executive Officer, but resigned as Interim Chief Executive Officer effective October 7, 2019 and announced his resignation as Chief Financial Officer effective as of November 14, 2019 and G. Stuart Schreiner was appointed as Interim Chief Financial Officer, effective February 28, 2020. Effective November 12, 2019, Lawrence Firestone was appointed as our Chief Executive Officer. This executive leadership transition has the potential to disrupt our operations and relationships with employees, customers, suppliers, and investors. In addition, Mr. Firestone had no prior experience in our industry. Our future operating results depend substantially upon the continued service of our key personnel and in significant part upon our ability to attract and retain qualified management personnel. If we are unable to mitigate these or other similar risks, our business activity could be disrupted, and our financial condition and results of operations could be materially adversely affected.

We depend on a limited number of suppliers. Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers could cause us to lose sales, incur additional costs and lose credibility in the marketplace.

We depend on a limited number of third-party suppliers for the sourcing of the raw materials for all of our products, including our distillate products and other ingredients. Azuñia, in particular, is sourced from a single supplier in Mexico. Other than our long-term exclusive agreement with Agaveros Unidos de Amatitan, SA. de CV. for the Azuñia tequila brand, we do not have long-term, written agreements with any of our suppliers. The termination of our relationships or an adverse change in the terms of these arrangements (including with Agaveros Unidos) could have a negative impact on our business. If our suppliers increase their prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

Our contract with Agaveros Unidos runs through July 2039 and has set pricing for the tequila and bottling services they provide. The contract includes an exclusivity clause. We are committed to purchase 24,000 9-liter cases in 2020 and 35,000 9-liter cases in 2021. We have no expressed commitments beyond 2021. A breach of this contract, including minimum purchase commitments, could lead to a $2 million penalty and termination of the contract, and result in a failure of the Azuñia brand.

Our outstanding debt could reduce our strategic flexibility and liquidity and may have other adverse effects on our results of operations.

We have incurred significant debt under promissory notes and inventory financing lines. Much of our debt is secured by our bulk spirit inventory and other assets, including our Craft Canning business. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

Our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory. We are also required to maintain compliance with a total leverage ratio and an interest coverage ratio and for our secured inventory to have a market value relative to our outstanding debt balance.

The amount and terms of our debt, could have important consequences, including the following:

●	prematurely pay down our outstanding debt balance if the market value of our bulk spirits falls and we need to remain within our borrowing base covenants;
●	we may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions;
●	we may be more limited in our ability to execute on our strategy and have flexibility to operate or restructure our business;
●	our cash flow from operations may be allocated to the payment of outstanding debt and not to developing and growing our brands;
●	we might not generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs;
●	an inability to incur additional debt, including for working capital, acquisitions, or other needs.

If we breach a loan covenant or miss a payment, the lenders could accelerate the repayment of debt and foreclose on our inventory and other assets. We might not have sufficient assets to repay our debt upon acceleration. If we are unable to repay or refinance the debt upon acceleration or at maturity, the lenders could initiate a bankruptcy proceeding against us or collection proceedings with respect to our assets securing the facility, which could materially decrease the value of our common stock.

We depend on our independent wholesale distributors to distribute our products. The failure or inability of even a few of our distributors to distribute our products adequately within their territories could harm our sales and result in a decline in our results of operations.

We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our products in 49 states.

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

We currently derive a significant amount of our revenues from a few major distributors. A significant decrease in business from or loss of any of our major distributors could harm our financial condition by causing a significant decline in revenues attributable to such distributors. Sales to two distributors accounted for approximately 25% and 42% of our consolidated sales for 2019 and 2018, respectively. While we believe our relationships with our major distributors are good, we do not have long-term contracts with any of them and purchases generally occur on an order-by-order basis. If we experience a significant decrease in sales to any of our major distributors and are unable to replace such sales volume with orders from other customers, our sales may decrease which would have a material adverse financial effect on our results of operations and financial condition.

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

We must maintain a relatively large inventory of our products to support customer delivery requirements, and if this inventory is out of stock, lost due to foreclosure, theft, fire or other damage or becomes obsolete, our results of operations would be negatively impacted.

We maintain relatively large inventories of our product aging in barrels, as well as, to meet customer delivery requirements. We have used our barreled spirits inventory at market value as collateral in our financing. If we do not timely make payments on our financing obligations, or we breach our covenants in any financing document, including maintaining loan-to-value ratios, the lenders may foreclose and take possession of our inventory. In addition, this inventory is always at risk of loss due to theft, fire, evaporation, spoilage or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

If we are unable to identify and successfully acquire additional brands that are complementary to our existing portfolio, our growth will be limited, and, even if additional brands are acquired, we may not realize anticipated benefits, due to market acceptance, integration difficulties or other operating issues.

A component of our growth strategy may be the acquisition of additional brands that are complementary to our existing portfolio through the acquisition of such brands or their corporate owners, directly as brand acquisitions or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. For example, in September 2019, we acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a brand in the high-growth tequila category. In addition, we acquired MotherLode in March 2017, which provides contract canning, bottling and packaging services for existing and emerging spirits producers, and in January 2019, we completed the acquisition of Craft Canning, which significantly adds to our contract canning, bottling and packaging services. If we are unable to identify or have the financial ability to acquire suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. In addition, our entry into and expansion of our contract bottling, canning, and packaging services as a result of our acquisitions of MotherLode and Craft Canning may not be successful, and we may not realize the benefits of these co-packing operations and may face certain risks, including safety concerns, product contamination, and equipment malfunctions or breakdowns, among other things associated with our manufacturing operations. In addition, if our bottling, canning, or packaging services fail to meet our customers’ expectations, or there is an overall decline in demand for bottling, canning, or packaging services, our reputation, business, results of operations and financial condition could be adversely affected.

If we are successful in acquiring additional brands or related service businesses, we may still fail to achieve our target margins or maintain profitability levels that would justify our investment in those additional brands or services or fail to realize operating and economic efficiencies or other planned benefits with respect to those additional brands or services. For Craft Canning, we will need to provide increased capital to expand operations and for Azuñia we will need to increase our gross profit margins substantially, grow sales, reduce cost and leverage distribution to become cash flow positive.

The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, but are not limited to:

●	difficulties in assimilating acquired operations or products, including failure to realize synergies;

●	failure to realize or anticipate benefits or to execute on our planned strategy for the acquired brand or business;

●	unanticipated costs that could materially adversely affect our results of operations;

●	negative effects on reported results of operations from acquisition-related charges and amortization of acquired intangibles;

●	diversion of management’s attention from other business concerns;

●	adverse effects on existing business relationships with suppliers, distributors and retail customers;

●	risks of entering new markets or markets in which we have limited prior experience; and

●	the potential inability to retain and motivate key employees of acquired businesses.

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

We may not be able to collect on notes receivable.

We currently have secured notes receivables from a Canadian online seller of spirits that mature in 2020. If the debtor fails to pay the note receivable on the maturity date we may incur costs related to collections, foreclosure and ultimately declare the debt uncollectable.

We are subject to litigation risks.

From time to time, we may become involved in various litigation matters and claims, including employment, regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes. We may face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud, or negligence. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. For instance, two former employees have made claims that our current and former management engaged in gender discrimination and sexually harassing manner. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, brand identity and the trading price of our securities. Any such litigation, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

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

In addition, the legalization of marijuana in any of the jurisdictions in which we sell our products may result in a reduction in sales. Studies have shown that sales of alcohol may decrease in jurisdictions where marijuana has been legalized (e.g. California, Colorado, Washington, Nevada, Alaska, Illinois, Vermont, Massachusetts, Maine, Michigan and Oregon). As a result, marijuana sales may adversely affect our sales and profitability.

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

Our business may be disrupted by crisis such as the Covid-19 pandemic.

Our business is suspectable to disruption from any number of possible crisis. The impact of business and government responses to the Covid-19 pandemic has had a significant impact on the operations and financial condition of many businesses. Those include employees being required to work remotely, not travel and otherwise alter their normal working conditions. Businesses have been closed, including establishments that sell our products, and supply chains and manufacturing have been disrupted. Consumers buying habits have shifted to buying larger package of spirits (e.g. 1.75 liter) sized packages, which we do not sell in our mainstream brands. These and other impacts from the Covid-19 and any other similar crisis could have a material impact on our operations and financial results.

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

Also, the distribution of beverage alcohol products is subject to extensive taxation (at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol. Although we expect a significantly positive impact on our operating results from the enactment of the Craft Modernization and Tax Reform Act of 2017, which was part of the 2017 federal tax legislation that went into effect on January 1, 2018, resulting from the lowering of the federal excise tax on spirits for the first 100,000 proof gallons per year from $13.50 to $2.70 per gallon, there can be no assurance this revised tax rate will remain in effect after the extension period ending December 31, 2020.

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

Sales of our stock or use of our stock to satisfy obligations may impact the market price of our common stock and cause substantial dilution.

We likely will need to raise additional capital, which might be in the form of an equity offering. Future sales of substantial amounts of our common or preferred stock, including shares that we may issue upon exercise of warrants or conversion of preferred stock, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of equity, the percentage ownership of our stockholders will be reduced and cause substantial dilution to current stockholders.

We pay certain of our consultants and business partners in our common stock, and sometimes settle debts with common stock. We also pay executive compensation in the form of equity. These payments are based on the dollar value of what is owed, rather than a fixed number of shares. Continued use of our stock in this manner, especially if our stock price is trading at a low price, may cause dilution to our shareholders and could adversely affect the market price of our common stock.

A decline in the price of our common stock could affect our ability to raise working capital and adversely impact our ability to continue operations.

A further decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new services and continue our current operations. If our common stock price further declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations.

If we are unable to continue as a going concern, our securities will have little or no value.

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its opinion for the years ended December 31, 2019 and 2018 an explanatory paragraph referring to our net loss from operations and net capital deficiency and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we are unable to generate sufficient cash from operations or obtain additional financing in the future, we might not be able to continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting of our common stock.

In August 2017, our shares of common stock began trading on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the corporate governance requirements or the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements. As of August 8, 2019, we failed to comply with Nasdaq’s requirement to have a majority independent Board and independent audit and compensation committees. Although we regained compliance with the Nasdaq listing requirements in September 2019, we again fell out of compliance on November 12, 2019 due to a director resignation and the appointment of Lawrence Firestone, a then-independent director, as our Chief Executive Officer. We promptly came back into compliance on November 18, 2019.

While our warrants are outstanding, it may be more difficult to raise additional equity capital.

We currently have non-trading, privately issued common stock warrants to purchase 736,559 shares of common stock. During the term that our warrants are outstanding, the holders of the warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while we have warrants outstanding. We might issue additional warrants along with a future financing.

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

We have several stockholders owning near or over 5% of our outstanding common stock, according to public filings. In addition, Stephanie Kilkenny, a member of our Board of Directors together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA may receive a substantial number of shares payable under the asset purchase agreement in 2021, subject to a limitation under Nasdaq rules if the share issuance would require a shareholder vote (e.g., we anticipate that the share issuance will be limited 19.99% of our outstanding). Certain of our officers and directors, such as our CEO Mr. Firestone, and our Director Jack Peterson (through his relationship with Sandstrom Partners), may become significant stockholders through the payment of equity compensation.

Accordingly, as a result of their direct and indirect beneficial ownership, the foregoing stockholders may be able to exercise substantial control and more directly influence our affairs and business, including any determination with respect to a change in control, future issuances of common stock or other securities, declaration of dividends on the common stock and the election of directors. The stockholders may have interests that differ from the interests of other stockholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We leased the following properties as of December 31, 2019:

Location	Principal Activities	Sq Ft	Expiration
1512 SE 7th Ave., Portland, OR 97214	Retail Operation	1,300	3/31/2021*
9585 SW Washington Square Rd., Portland, OR 97223	Retail Operation	885	3/31/2020*
1422 NW 23rd Ave., Portland, OR 97210	Retail Operation	1,000	12/31/2023*
1200 SE 82nd Ave., Suite 2024, Happy Valley, OR 97086	Retail Operation	683	3/31/2020*
21420-D NW Nicholas Ct., Hillsboro, OR 97214	Distilling, Bottling, Warehousing	6,040	6/30/2020**
10100 SE Main St., Milwaukie, OR 97222	Distilling, Blending, Bottling, Warehousing	29,960	10/31/2021
1001 SE Water Ave., Suite 390, Portland, OR 97214	Corporate Headquarters	3,050	6/30/2020***
8911 NE Marx Dr., Suite A2, Portland, OR 97230	Craft Canning Operation	17,400	6/30/2020
4701 Colorado Ave. South, Suite B, Seattle, WA 98134	Craft Canning Operation	6,800	Month-to-month
6035 East 76th Ave., Suite G-I, Commerce City, CO 80022	Craft Canning Operation	4,500	8/31/2020
321 S Vermont Ave., Glendora, CA 91741	Sales Office	2,000	2/29/2020
5365 Pine Ave., Chino Hills, CA 91709	Sales Office	3,155	Month-to-month

* Retail operations were permanently closed on March 23, 2020. Leases scheduled to expire after operations cease will either be bought out with a termination fee or will remain empty until a sub-lease arrangement can be completed.

** Distilling operations are scheduled to move to the Milwaukie, Oregon production facility in the second quarter of 2020, and the lease is expected to terminate on June 30, 2020.

*** The lease at Water Avenue has been to be extended to December 31, 2020.

Item 3. LEGAL PROCEEDINGS

We are party to the legal proceeding described below. In addition, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

On October 22, 2019, a complaint was filed against the Company in the Circuit Court of Oregon, County of Multnomah by two former employees, Laurie Branch and Justina Thoreson. The complaint also named as defendants certain current and former officers and employees of the Company. The complaint is captioned Branch et al. v. Eastside Distilling, Inc. et al., case number 19-CV-45716, and alleged, among other things, that the Company and certain current and former officers and employees engaged in sex discrimination, retaliation for reporting sexual discrimination, sexual harassment, and aiding and abetting unlawful discrimination. As relief, the complaint sought among other things, monetary damages of up to $560,000 and attorneys and experts’ fees. This litigation was successfully mediated on March 20, 2020 and is in final stages of settlement. The Company’s insurer accepted initial defense of this matter, with a reservation of rights. The Company is responsible for $100,000 retention per claim.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EAST.”

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc. 512 SE Salmon Street, Portland, OR 97214 (Telephone: (503) 227-2950).

As of March 30, 2020, there were 9,762,728 shares of our common stock outstanding, which were held by approximately 95 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Sales of Unregistered Securities

The following lists set forth information regarding all securities sold or granted by us within the past year that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the consideration, if any, received by us for such securities:

●	In January 2019, the Company issued warrants to purchase 30,000 common shares at an exercise price of $7.75 per share to a related party consultant.

●	In January 2019, the Company issued 338,212 shares of common stock as consideration in exchange for the acquisition of Craft Canning on January 11, 2019. In addition, we issued a warrant to purchase 146,262 shares of common stock at a price of $7.80 per share and exercise period for three years. The warrant is subject to the continuation of a consulting agreement and is not part of the purchase price of the acquisition.

●	In September 2019, the Company issued 280,555 units (the “Units”) in a private offering at a per Unit price of $4.50 per share, resulting in net cash proceeds of $1,262,497. Each Unit consists of one share of Eastside’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share.

None of the foregoing transactions involved any underwriters, underwriting discounts or commissions, general solicitation or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act, as stated above. The Registrant believes that the Section 4(a)(2) or Rule 506(b) of Regulation D exemption applies to the transactions described above because such transactions were predicated on the fact that the issuances were made only to investors who (i) confirmed to the Registrant in writing that they are accredited investors, or if not accredited, have such knowledge and experience in financial and business matters that they are capable of evaluating the merits and risks of their investment; and (ii) either received adequate business and financial information about the Registrant or had access, through their relationships with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

Repurchase of Securities

None.

Item 6. SELECTED FINANCIAL DATA

This selected financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our Consolidated Financial Statements and the accompanying Notes contained in “Item 8. Financial Statements and Supplementary Data.”

	Years Ended December 31,
	2019	2018	2017	2016	2015
Consolidated Statements of Operations Data:
Sales	$17,021,484	$7,204,302	$3,791,382	$3,042,527	$2,326,664
Less excise taxes, customer programs and incentives	$1,424,860	$1,080,792	$1,180,386	$934,221	$624,046
Net sales	$15,596,624	$6,123,510	$2,610,996	$2,108,306	$1,702,618
Gross profit	$5,456,961	$2,310,201	$976,927	$827,962	$832,228
Total operating expenses	$19,172,118	$10,571,208	$5,806,802	$5,125,923	$4,373,746
Loss from operations	$(13,715,157)	$(8,261,007)	$(4,829,875)	$(4,297,961)	$(3,541,518)
Net loss	$(16,908,104)	$(9,047,669)	$(5,277,917)	$(5,199,619)	$(3,601,066)
Basic and diluted weighted average common shares outstanding	9,275,696	6,074,489	3,717,956	1,247,281	45,750,363
Basic and diluted net loss per common share	$(1.82)	$(1.49)	$(1.42)	$(4.21)	$(0.08)
Gross margin	35%	38%	37%	39%	49%
Redneck Riviera Whiskey reimbursable marketing expenses	$2,359,907	$1,266,769
Non-cash operating expenses	$7,482,085	$2,539,889	$1,649,186	$1,065,455	$938,414
Consolidated Balance Sheets Data:
Total assets	$35,865,863	$26,357,808	$9,028,965	$2,547,988	$1,291,858
Total long-term liabilities	$22,394,943	$5,234,106	$2,161,760	$427,756	$17,842

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. Examples include those statements set forth above prior to “Item 1. Business - Cautionary Note Regarding Forward-Looking Statements.” These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements, like any forward-looking statements, involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth above and the other information set forth in this Form 10-K.

Overview

Eastside Distilling (the “Company,” “Eastside Distilling,” “we,” “us,” or “our, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, export, market and sell a wide variety of alcoholic beverages under recognized brands. We currently employ 89 people in the United States.

Our brands span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin, rum, tequila and Ready-to-Drink (RTD). We sell our products on a wholesale basis to distributors, and until March 2020, we operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers.

Principal Brands
Gin
Big Bottom The Ninety One Gin
Big Bottom Navy Strength
Big Bottom Barrel Finished Gin
Big Bottom London Dry Gin

Rum
Hue-Hue Coffee Rum

Tequila
Azuñia Blanco Organic Tequila
Azuñia Reposado Organic Tequila
Azuñia Añejo Tequila
Azuñia Black, 2-Year, Extra-Aged, Private Reserve Añejo Tequila

Vodka
Portland Potato Vodka
Portland Potato Vodka - Marionberry
Portland Potato Vodka - Habanero

Whiskey
Redneck Riviera Whiskey
Redneck Riviera Whiskey - Granny Rich Reserve
Burnside Oregon Oaked Rye Whiskey
Burnside West End Blend Whiskey
Burnside Goose Hollow Bourbon
Burnside Oregon Oaked Bourbon
Burnside Buckman RSV 10 Year Bourbon
Marionberry Whiskey
Big Bottom Barlow Whiskey
Big Bottom Barlow Port Whiskey
Big Bottom Delta Rye
Big Bottom American Single Malt
Big Bottom Zin Cask Bourbon
Barrel Hitch American Whiskey

Special
Advocaat Holiday Egg Nog

Ready-to-Drink
Redneck Riviera Howdy Dew!
Portland Mule - Original
Portland Mule - Marionberry

Operating as a small business in a large, international spirits marketplace occupied by large multi-national conglomerates, we seek to utilize our size and our public company stature to our advantage and position Eastside Distilling as a leading tier 2 spirits provider by acquiring and developing brands, growing them to a national presence and positioning them for sale to the tier 1 suppliers to the market. This strategy was demonstrated by the launch of our Redneck Riviera Brand (RRW) in conjunction with our branding partners, Sandstrom Partners in 2018. This demonstrated how our team can leverage its position to launch nascent or new brands and grow them more quickly than the tier 1 larger conglomerates because we are able to focus and dedicate more of our attention to developing innovative products. Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states in 18 months. In September 2019, we acquired the Azuñia tequila brand and have begun to distribute this brand through our national platform.

In May 2017, we used our shares to acquire 90% of Big Bottom Distilling, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “ultra-premium segment” of the market. In December 2018, we acquired the remaining 10% of BBD. In September 2019, we also acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017 and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”), which we acquired in January 2019, we provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our mobile canning operations to profit from the rapid growth in the canned beverages industry (beer, wine, spirit-based RTD’s).

Recent Developments

Introduction of new Redneck Riviera Whiskey “Granny Rich Reserve”. In February 2019, we announced the introduction of its newest product under the Redneck Riviera trademark - Redneck Riviera Whiskey “Granny Rich Reserve”. Representing the first line extension with the Redneck Riviera Brand, Granny Rich Reserve is a premium priced blend of traditional corn whiskey, aged three years or more, blended with American single malt aged at least four years.

Introduction of new Portland Mule Ready-to-Drink (RTD) Cocktail. In January 2019, we announced our landmark entry into the fast growing Ready-to-Drink (RTD) market with the introduction of the Portland Mule Ready-to-Drink Cocktail. Portland Mule comes in a 250ml, or 8.4 oz can, designed by the award-winning design team at Sandstrom Partners, and has a 10.5% alcohol by volume. In August 2019, we announced the Portland Mule – Marionberry flavor Ready-to-Drink Cocktail.

Acquisition of Craft Canning & Bottling – creates significant increase in canning operations. In January 2019, we completed the acquisition of Portland-based Craft Canning + Bottling (“Craft Canning”) a leading provider of mobile canning and bottling services in Oregon, Washington and Colorado. Craft Canning will combine operations with Eastside’s MotherLode co-packing subsidiary, positioning the combined business unit to be a preeminent local provider to the fast-growing wine and Ready-to-Drink (RTD) cocktail segments.

Acquisition of the high-end, luxury tequila brand, Azuñia. In September 2019, we completed the acquisition of Azuñia Tequila from Intersect Beverage. Azuñia Tequila offers four premium tequila products; Blanco Organic Tequila, Reposado Organic Tequila, Añejo Tequila, and Azuñia Black Tequila. Primarily sold into on-premise locations throughout the western and southeastern United States. The Azuñia tequila brand provides Eastside Distilling with a second national anchor brand, along with Eastside’s Redneck Riviera Whiskey portfolio.

Introduction of new Redneck Riviera “Howdy Dew!” In October 2019, we announced the Redneck Riviera Ready-to-Drink Cocktail “Howdy Dew!”. Representing the second line extension with the Redneck Riviera Brand, Howdy Dew! comes in a 12 oz can, designed by the award-winning design team at Sandstrom Partners, and has a 5.5% alcohol by volume.

Available Information

Our executive offices are located at 1001 SE Water Ave, Suite 390, Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

Results of Operations

Overview

Consolidated Statements of Operations Data:	2019	2018	Variance	% Change
Sales	$17,021,484	$7,204,302	$9,817,182	136.3%
Less excise taxes, customer programs and incentives	1,424,860	1,080,792	344,068	31.8%
Net sales	15,596,624	6,123,510	9,473,114	154.7%
Cost of sales	10,139,663	3,813,309	6,326,354	165.9%
Gross profit	5,456,961	2,310,201	3,146,760	136.2%
Advertising, promotional and selling expenses	7,500,501	4,345,210	3,107,667	71.5%
General and administrative expenses	11,538,438	6,225,998	5,733,080	92.1%
Loss on disposal of property and equipment	133,179	-	133,179	-
Total operating expenses	19,172,118	10,571,208	8,973,926	84.9%
Loss from operations	(13,715,157)	(8,261,007)	(5,827,166)	70.5%
Interest expense	523,391	789,362	(265,971)	(33.7)%
Other expense (income)	(2,669,556)	2,700	(2,672,256)	(98,972.4)%
Net loss	$(16,908,104)	$(9,047,669)	$(8,233,451)	91.0%
Gross margin	35%	38%	-3%
Redneck Riviera Whiskey reimbursable marketing expenses	$2,359,907	$1,266,769	-	-
Net loss attributable to retail operations	$(427,000)	(187,000)
Non-cash operating expenses	$7,482,085	$2,539,889	$2,606,711	102.6%

Throughout 2018 and 2019, Eastside Distilling has transformed from a small regional craft distiller serving the northwest, principally Oregon, to a tier 2 nationally recognized purveyor of high quality above premium spirit brands throughout the United States with distribution in the major chains and retail outlets covering 49 states. We grew both organically and through acquisitions as we grew Redneck Riviera Whiskey from zero at the beginning of 2018 to approximately 27,000 cases for 2019 in less than two years. Additionally, we introduced three brand extensions and completed two acquisitions in 2019, as we acquired the business of Craft Canning and the Azuñia tequila brand, adding growth in spirits and non-spirits sales during 2019.

We continue to expand our points of distribution to drive continued growth as we now have over 10,000 points of distribution for Redneck Riviera Whiskey alone, which we consider to be our gateway to grow our other brands on a national platform. We believe we are also positioned to simplify our business model and manage both an in-house and outsourced scalable production model and outsourced fulfillment and logistics to keep up with demand. Our mission is to become “the” tier 2 house of national brands in the spirits industry with national distribution and a host of brands growing from near zero to in the range of 100,000 cases annually, leading to potential opportunities to sell our most mature brands to the tier 1 spirits houses.

On December 9, 2019, Redneck Riviera Whiskey Co., LLC, a Tennessee limited liability company (“Licensee”) and a wholly-owned subsidiary of Eastside Distilling, Inc., executed a First Amendment (the “First Amendment”) to the Amended and Restated License Agreement (the “License Agreement”), among Rich Marks, LLC, a Delaware limited liability company (“Licensor”), Licensee, John D. Rich tisa Trust u/a/d March 27, 2018, Dwight P. Wiles, Trustee, and Eastside Distilling, Inc. (the “Company). Under the License Agreement, the Licensor is required to reimburse the Licensee for 50% of the designated marketing expenses incurred. The reimbursement is payable upon the sale of the brand within the term of the agreement, which is 10 years, with a renewable option for any additional 10 years, by the licensor, and is thus deemed to be a contingent asset. For the years ended December 31, 2019 and 2018, the 50% Redneck Riviera marketing expense reimbursement was $2.4 million and $1.2 million, respectively.

(Dollars in thousands)

	2019		2018
	Company	Reimbursable RRW Marketing	Company	Reimbursable RRW Marketing
Excise taxes, customer programs and incentives	1,425	179	1,081	82
Advertising, promotional and selling expenses	7,501	2,181	4,345	1,185
Total	8,926	2,360	5,426	1,267

On December 31, 2019, management made a strategic shift to focus the Company’s sale and marketing efforts on the nationally branded product platform, resulting in the decision to close all four of its retail stores in the Portland, Oregon area. This decision does not meet the criteria for reporting discontinued operations until the retail stores are closed / abandoned, which is planned to occur by March 31, 2020. As a result, the retail operations will not be reported as discontinued operations as of December 31, 2019. The table below show results of retail operations compared to total company operations for 2019 and 2018.

(Dollars in thousands)

	2019		2018
	Company	Retail	Company	Retail
Sales	$17,021	$1,113	$7,204	$1,213
Less excise taxes, customer programs and incentives	1,425	459	1,081	406
Cost of sales	10,140	278	3,813	303
Gross profit	5,457	376	2,310	504
Operating expenses	19,172	803	10,571	691
Loss from operations	$(13,715)	(427)	$(8,261)	(187)

Year Ended December 31, 2019 Compared to the Year Ended December 31, 2018

Our sales for the year ended December 31, 2019 increased to $17.0 million, or approximately 136%, from $7.2 million for the year ended December 31, 2018.

	2019		2018
Wholesale	$7,481,760	44%	$4,354,351	50%
Private Label (Co-packing)	8,427,121	49%	1,636,183	34%
Retail / Special Events	1,112,603	7%	1,213,768	16%
Total	$17,021,484	100%	$7,204,302	100%

Our overall 2019 sales was primarily driven by increases in wholesale sales and co-packing. Wholesale sales increased primarily due to increased points of distribution of the Redneck Riviera Whiskey products, which drove brand sales to $3.8 million in 2019 from $2.3 million in 2018, the acquisition Azuñia tequila brand, which accounted for a $1.1 million increase over last year, as well as continued growth within the Pacific Northwest, which increased to $3.5 million in 2019 from $3.1 million in 2018. Our private label sales increased due to the acquisition of Craft Canning and also benefited from our periodic bulk spirit sales during the year. Finally, our retail operations experienced a decline due to the decision to discontinue event activities outside our retail stores during 2019, with the plan to discontinue all remaining retail store operations by the end of the first quarter of 2020.

Excise taxes, customer programs and incentives for the year ended December 31, 2019 increased to $1.4 million, or approximately 32%, from $1.1 million for the comparable 2018 period. The increase is attributable to the higher federal excise taxes as a result of the increase in spirit shipments from our production facility above 100,000 proof gallons, as well as an increase in customer programs and incentives due to increased distribution. The customer programs and incentives for Redneck Riviera Whiskey in 2019 was $0.4 million compared to $0.1 million in 2018 for which 50% of these charges are expected to be reimbursed upon the eventual sale of the brand by the licensor if the licensing agreement remains in force.

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and inbound freight charges. During the year ended December 31, 2019, cost of sales increased to $10.1 million, or approximately 166%, from $3.8 million for the year ended December 31, 2018. The increase is attributable to the costs associated with our increased sales in the period, as well as higher manufacturing overhead related to increased facilities costs. In addition, during 2019 we wrote-off $0.3 million of obsolete inventory. The cost of sales we reported in both 2019 and 2018, are based on small production lots. Our objective is to achieve economies of scale as we continue to scale our operations and therefore drive improvement in our per unit cost of sales, which is likely to include expanding our outsourced production.

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the years ended December 31, 2019 and 2018:

	Year Ended December 31,
	2019	2018
Gross profit	$5,456,961	$2,310,201
Gross margin	35%	38%

Our gross margin of 35% of net sales in the year ended December 31, 2019 decreased from our gross margin of 38% for the year ended December 31, 2018 primarily due to a change in product and services mix, higher raw material costs, higher facilities costs due to the manufacturing footprint relative to current volume, and obsolete inventory write-off. The gross margin of the Azuñia tequila products in the fourth quarter was significantly lower than our corporate average for the spirits products and therefore accounts for 2% of the decline in gross margin from 2018 to 2019. Our goal is to improve our overall gross margin by increasing the efficiencies of our production facility and evaluate outsourced production as a means to lower cost of goods sold. As we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product and service sales mix and the related customer programs and incentives, which are subject to seasonal fluctuations and the competitive environments.

Advertising, promotional and selling expenses for the year ended December 31, 2019 increased to $7.5 million or approximately 72% from $4.3 million for the year ended December 31, 2018. This increase is primarily due to our increased sales compensation of $2.9 million in 2019 from $1.5 million in 2018 as we increased our national sales force and as a result of the Azuñia acquisition. The advertising, promotional and selling expenses for Redneck Riviera Whiskey in 2019 was $4.0 million compared to $2.3 in 2018 for which 50% of these charges are expected to be reimbursed upon the eventual sale of the brand by the licensor if the licensing agreement remains in force.

(Dollars in thousands)

General and administrative category	2019	2018
Compensation and benefits	$3,202	$1,161
Stock-based compensation & stock for services	1,623	1,677
Depreciation and amortization	1,697	365
Legal	1,034	373
Rent, insurance and other	3,982	2,650
Total general and administrative expense	$11,538	$6,226

General and administrative expenses for the year ended December 31, 2019 increased to $11.5 million, or approximately 85%, from $6.2 million for the year ended December 31, 2018. This increase is primarily due to increased headcount from the acquisitions and the associated compensation and benefits, higher depreciation and amortization from the Craft Canning and Azuñia acquisitions, and certain one-time costs related to bonuses paid, legal expenses, and acquisition-related expenses.

Total other expense, net was $3.2 million for the year ended December 31, 2019, compared to $0.8 million for the year ended December 31, 2018, an increase of 306%. This increase was due to revaluation of the Azuñia acquisition partially offset by a decrease in interest expense.

Net loss available to common shareholders during the year ended December 31, 2019 was $16.9 million as compared to a loss of $9.0 million for the year ended December 31, 2018. The increase in our net loss was primarily attributable to our greater operating expenses as advertising, promotional and selling expenses grew 72% from the prior year as the promotional expenses to support Redneck Riviera grew in connection with the growth in national distribution, and general and administrative expenses grew in both cash and non-cash expenses as the Azuñia acquisition added amortization of intangibles added to the non-cash expenses and professional fees added to the cash expenses in 2019. The growth in operating expenses was partially offset by an increase in gross profit.

Liquidity and Capital Resources

Year Ended December 31, 2019

Our primary capital requirements are for cash used in operating activities, the financing of inventories, and financing acquisitions. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings.

For the years ended December 31, 2019 and 2018, we incurred net losses of approximately $16.9 million and $9.0 million respectively and as of December 31, 2019, we had an accumulated deficit of approximately $44.2 million. We have been dependent on raising capital from debt and equity financings to meet our needs for cash flow used in operating activities. For the year ended December 31, 2019, we raised approximately $2.5 million in additional capital through equity and debt financing (net of repayments). See Notes 10 and 11 to our financial statements for a description of our debt.

At December 31, 2019, we had $0.3 million of cash on hand with a positive working capital of $8.3 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, we are seeking to leverage our large inventory balances and our accounts receivable balance to help satisfy its working capital needs over the next 12 months. See Notes 10, 11 and 18 to our financial statements for a description of our debt and the debt refinancing initiatives completed in the first quarter of 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow related information for the years 2019 and 2018 is as follows:

	2019	2018
Net cash flows provided by (used in):
Operating activities	$(9,132,302)	$(13,918,429)
Investing activities	$(3,626,423)	$(1,296,410)
Financing activities	$2,459,141	$23,271,401

Operating Activities

Total cash used from operating activities was $9.1 million compared to $13.9 million in 2018. The decrease in cash usage can be primarily attributed to a $0.3 million decrease in accounts receivable, and a $1.2 million increase in accounts payable and accrued liabilities, partially offset by a $0.4 million inventory build which consisted of an increase of $2.3 million of finished goods inventory, with $1.1 million of that increase resulting from the Azuñia acquisition, and $1.1 million from our inventory build up to support Redneck Riviera.

In 2018, the inventory build was $7.0 million which was principally raw spirit inventory. Accounts receivable increased $0.2 million and a $0.2 million increase in accrued liabilities was partially offset by a $0.7 million increase in accounts payable.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $3.6 million and $1.3 million in 2019 and 2018, respectively. The increase in cash usage can largely be attributed to the $1.5 million Craft Canning acquisition, net of cash acquired, in January 2019, and the further buildout and equipment additions to our primary production facility in Milwaukie, Oregon.

Financing Activities

Our operating losses and working capital needs were primarily funded by existing cash on hand and $2.5 million in proceeds from the issuance of common stock and debt (net of repayments). Net cash flows provided by financing activities during 2018 were from $8.7 million in proceeds from the sale of common stock, $3.6 million in proceeds from the issuance of notes, $2.9 million net proceeds from the secured credit facility and warrant exercises of $8 million, partially offset by principal payments on notes of $0.5 million.

Common Stock Financings

In September 2019, the Company issued 280,555 units (the “Units”) in a private offering at a per Unit price of $4.50 per share, resulting in net cash proceeds of $1.3 million. Each Unit consists of one share of the Company’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share.

Promissory Notes

During 2019, we executed two promissory notes totaling $0.6 million with a financial institution. The promissory notes bear interest at 3.91% - 3.96% per annum. The notes have 60-month terms with maturities in August 2024 – November 2024. Principal and accrued interest are paid in accordance with monthly amortization schedules. The notes are secured by the assets of Craft Canning.

During 2019, we executed a promissory note for $0.25 million with a private investor. The promissory note bears interest at 5.0% per annum. The note matured on December 31, 2019 and is in default. We anticipate the note to be extended until December 31, 2020.

During 2019, we issued to TQLA a Secured Line of Credit Promissory Note (the “TQLA Note”) for a revolving line of credit in the aggregate principal amount of $2.0 million. The TQLA Note was scheduled to mature on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. As of December 31, 2019, the Company had borrowed $0.9 million on the TQLA Note. The TQLA Note was repaid in its entirety on January 16, 2019.

Lines of Credit

During 2019, we entered into a Factoring Agreement with ENGS Commercial Capital, LLC that provides for a minimum of $0.5 million purchased accounts receivable and a maximum of $2.0 million purchased accounts receivable. The advance rate is 85%, and interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. The Company factored $0.7 million of invoices during the year ended December 31, 2019. At December 31, 2019, the Company had $0.4 million factored invoices outstanding.

During 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $1.5 million of invoices during the year ended December 31, 2019. At December 31, 2019, the Company had $0.1 million factored invoices outstanding.

Inventory Line

In January 2020 we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8,000,000 and (ii) a borrowing base equal to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan is secured by all asset of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bears interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest is payable monthly. Additionally, the Company issued to Live Oak 100,000 warrants to purchase common stock at an initial exercise price of $3.9425 per share. The proceeds of the Live Oak Loan have been used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. As of March 30, 2020, the balance of the Live Oak Loan is $6.5 million and has been fully drawn upon.

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

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.6 million and $0.4 million in 2019 and 2018, respectively. The customer programs and incentives for Redneck Riviera Whiskey in 2019 were $0.4 million, compared to $0.1 million in 2018, for which 50% of these charges are expected to be reimbursed upon the eventual sale of the brand by the licensor while the licensing agreement is in effect.

Cost of Sales

Cost of sales consists of the finished spirits imported from Mexico for the Azuñia tequila brand, costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, promotional costs of value added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense was $7.5 million and $4.3 million in 2019 and 2018, respectively. The advertising, promotional and selling expense for Redneck Riviera Whiskey in 2019 was $4.0 million compared to $2.3 in 2018 for which 50% of these charges are expected to be reimbursed upon the eventual sale of the brand by the licensor while the licensing agreement is in effect.

Shipping and Fulfillment Costs

Freight costs incurred related to shipment of merchandise from the Company’s distribution facilities to customers are recorded in cost of sales.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2019 and December 31, 2018.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2019, two distributors represented 40% of trade receivables. At December 31, 2018, two distributors represented 37% of trade receivables. Sales to one distributor accounted for 16% of consolidated sales for the year ended December 31, 2019. Sales to two distributors accounted for 42% of consolidated sales for the year ended December 31, 2018.

Inventories

Inventories primarily consist of bulk spirits, packaging supplies, and finished goods which are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of our finished goods inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded write-downs of inventory of $0.3 million and $Nil for the years ended December 31, 2019 and 2018, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol, Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.8 million and $0.7 million in 2019 and 2018, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Net stock-based compensation was $0.7 million and $0.7 million in 2019 and 2018, respectively.

Going Concern

Although our audited financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2019 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and even though we have reduced our operating expenses and increased our available capacity under our lines of credit, and have large inventory balances to drawn from, we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

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

Report of Independent Registered Public Accounting Firm

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eastside Distilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. (the Company) as of December 31, 2019 and 2018, and the related consolidated statements of operations, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2019, and the related notes and schedules (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has a net capital deficiency, which raises substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of this.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

March 30, 2020

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2019 and 2018

	December 31, 2019	December 31, 2018
Assets
Current assets:
Cash	$343,293	$10,642,877
Trade receivables	1,326,067	1,064,078
Inventories	12,393,235	11,017,459
Prepaid expenses and current assets	407,524	765,146
Total current assets	14,470,119	23,489,560
Property and equipment, net	4,773,528	1,758,130
Right-of-use assets	742,808	-
Intangible assets, net	14,674,790	285,676
Goodwill	28,182	28,182
Other assets, net	1,176,436	796,260
Total Assets	$35,865,863	$26,357,808

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,937,426	$1,984,690
Accrued liabilities	896,059	386,166
Deferred revenue	1,734	1,728
Current portion of notes payable	1,819,172	-
Current portion of lease liability	483,211	-
Total current liabilities	6,137,602	2,372,584
Lease liability – less current portion	387,623	-
Secured trade credit facility, net of debt issuance costs	2,961,566	2,934,106
Deferred consideration for Azuñia acquisition (Long Term)	15,451,500	-
Notes payable - less current portion and debt discount	3,594,254	2,300,000
Total liabilities	$28,532,545	$7,606,690

Commitments and contingencies (Note 13)

Stockholders’ equity:
Series A convertible preferred stock, $0.0001 par value; 3,000 shares authorized; 0 and 0 shares issued and outstanding at December 31, 2019 and 2018	-	-
Common stock, $0.0001 par value; 15,000,000 shares authorized; 9,675,028 and 8,764,085 shares issued and outstanding at December 31, 2019 and 2018, respectively	$967	$876
Additional paid-in capital	51,566,438	45,888,872
Accumulated deficit	(44,234,087)	(27,138,630)
Total Stockholders’ Equity	7,333,318	18,751,118
Total Liabilities and Stockholders’ Equity	$35,865,863	$26,357,808

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

Years ended December 31, 2019 and 2018

	2019	2018
Sales	$17,021,484	$7,204,302
Less excise taxes, customer programs and incentives	1,424,860	1,080,792
Net sales	15,596,624	6,123,510
Cost of sales	10,139,663	3,813,309
Gross profit	5,456,961	2,310,201
Operating expenses:
Advertising, promotional and selling expenses	7,500,501	4,345,210
General and administrative expenses	11,538,438	6,225,998
Loss on disposal of property and equipment	133,179	-
Total operating expenses	19,172,118	10,571,208
Loss from operations	(13,715,157)	(8,261,007)
Other income (expense), net
Interest expense	(523,391)	(789,362)
Other income (expense)	(2,669,556)	2,700
Total other expense, net	(3,192,947)	(786,662)
Loss before income taxes	(16,908,104)	(9,047,669)
Provision for income taxes	-	-
Net loss	(16,908,104)	(9,047,669)

Basic and diluted net loss per common share	$(1.82)	$(1.49)

Basic and diluted weighted average common shares outstanding	9,275,696	6,074,489

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity

Years ended December 31, 2019 and 2018

	Convertible Series A Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’	Non-controlling interest in consolidated	Total
	Shares	Amount	Shares	Amount	Capital	Deficit	Equity	entities	Equity
Balance, December 31, 2017	-	$-	4,889,745	$489	$23,223,435	$(18,090,961)	$5,132,963	$15,585	$5,148,548
Issuance of common stock, net of expenses.	-	-	1,480,250	148	8,678,975	-	8,679,123	-	8,679,123
Issuance of common stock from warrant exercise for cash, net of expenses	-	-	1,521,312	152	8,004,029	-	8,004,181	-	8,004,181
Issuance of common stock for services by third parties	-	-	81,708	8	412,823	-	412,831	-	412,831
Issuance of common stock for services by employees	-	-	79,734	8	712,461	-	712,469	-	712,469
Issuance of common stock in exchange of debt	-	-	672,273	67	3,722,821	-	3,722,888	-	3,722,888
Issuance of common stock for purchase of remaining 10% of Big Bottom LLC	-	-	3,122	-	19,294	-	19,294		19,294
Acquisition of remaining non-controlling interest in Big Bottom Distilling, Inc	-	-	-	-	-	-	-	(15,585)	(15,585)
Issuance of detachable warrants on notes payable	-	-	-	-	351,548	-	351,548	-	351,548
Stock option exercises	-	-	35,941	4	105,940	-	105,944	-	105,944
Stock-based compensation	-	-	-	-	863,262	-	863,262	-	863,262
Net issuance to settle RSUs	-	-	-	-	(205,716)	-	(205,716)	-	(205,716)
Net loss attributable to common shareholders	-	-	-	-	-	(9,047,669)	(9,047,669)	-	(9,047,669)
Balance December 31, 2018	-	$-	8,764,085	$876	$45,888,872	$(27,138,630)	$18,751,118	$-	$18,751,118
Issuance of common stock, net of expenses.	-	-	280,555	28	1,262,469	-	1,262,497	-	1,262,497
Issuance of common stock for services by third parties	-	-	87,150	9	597,912	-	597,921	-	597,921
Issuance of common stock for services by employees	-	-	203,949	20	1,055,818	-	1,055,838	-	1,055,838
Issuance of common stock for purchase of Craft Canning + Bottling, LLC	-	-	338,212	34	2,079,970	-	2,080,004	-	2,080,004
Stock option exercises	-	-	1,077	-	-	-	-	-	-
Stock-based compensation	-	-	-	-	761,800	-	761,800	-	761,800
Net issuance to settle RSUs	-	-	-	-	(94,403)	-	(94,403)	-	(94,403)
Adjustment to accumulated deficit for adoption of ASC 842	-	-	-	-	-	(187,353)	(187,353)	-	(187,353)
Contributed capital	-	-	-	-	14,000	-	14,000	-	14,000
Net loss attributable to common shareholders	-	-	-	-	-	(16,908,104)	(16,908,104)	-	(16,908,104)
Balance December 31, 2019	-	$-	9,675,028	$967	$51,566,438	$(44,234,087)	$7,333,318	$-	$7,333,318

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years ended December 31, 2019 and 2018

	2019	2018
Cash Flows From Operating Activities:
Net loss	$(16,908,104)	$(9,047,669)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,696,755	364,813
Loss on disposal of fixed assets	133,179	-
Loss on remeasurement of deferred consideration	2,670,408	-
Lease expense	562,095	-
Amortization of debt issuance costs	27,460	392,230
Bad debt expense	71,032	-
Issuance of common stock in exchange for services for related parties	1,055,839	712,469
Issuance of common stock in exchange for services for 3rd parties	597,921	412,831
Stock-based compensation	667,397	657,546

Changes in operating assets and liabilities:
Trade receivables	292,695	(748,757)
Inventories	(384,926)	(6,966,177)
Prepaid expenses and other assets	(73,774)	(625,750)
Accounts payable	721,123	721,209
Accrued liabilities	435,504	208,677
Deferred revenue	(51,994)	149
Net lease liabilities	(644,912)	-
Net cash used in operating activities	(9,132,302)	(13,918,429)
Cash Flows From Investing Activities:
Acquisition of business, net of cash acquired	(1,449,917)	-
Purchases of property and equipment	(2,176,506)	(1,296,410)
Net cash used in investing activities	(3,626,423)	(1,296,410)
Cash Flows From Financing Activities:
Proceeds from common stock, net of issuance costs	1,262,497	8,679,123
Proceeds from option exercise	-	105,944
Proceeds from warrant exercise	-	8,004,181
Contributed capital	14,000	-
Payments of principal on notes payable	(607,056)	(514,867)
Proceeds from notes payable	1,789,700	-
Proceeds from convertible notes payable, net of issuance costs	-	3,630,000
Proceeds from notes payable, warrants issued	-	447,020
Proceeds from secured credit facility, net of issuance costs of $80,000	-	2,920,000
Net cash provided by financing activities	2,459,141	23,271,401
Net increase (decrease) in cash	(10,299,584)	8,056,562
Cash - beginning of year	10,642,877	2,586,315
Cash - end of year	$343,293	$10,642,877

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$371,189	$293,342
Cash paid for amounts included in measurement of lease liabilities	$754,643	$-

Supplemental Disclosure of Non-Cash Financing Activity
Acquisition of remaining non-controlling interest in Big Bottom Distilling, LLC	$-	$15,585
Deferred consideration for the acquisition of Azuñia	$12,781,092	$-
Common stock issued in exchange of notes payable	$-	$3,722,888
Fixed assets acquired through financing	$300,000	$-
Issuance of debt discount	$-	$351,548
Right-of-use assets obtained in exchange for lease obligations	$1,257,371	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

1. Description of Business

Eastside Distilling was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, export, market and sell a wide variety of alcoholic beverages under recognized brands. We employ 89 people in the United States.

Our brands span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin, rum, tequila and Ready-to-Drink (RTD). We sell our products on a wholesale basis to distributors, and until March 2020, we operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers.

Principal Brands
Gin
Big Bottom The Ninety One Gin
Big Bottom Navy Strength
Big Bottom Barrel Finished Gin
Big Bottom London Dry Gin

Rum
Hue-Hue Coffee Rum

Tequila
Azuñia Blanco Organic Tequila
Azuñia Reposado Organic Tequila
Azuñia Añejo Tequila
Azuñia Black, 2-Year, Extra-Aged, Private Reserve Añejo Tequila

Vodka
Portland Potato Vodka
Portland Potato Vodka - Marionberry
Portland Potato Vodka - Habanero

Whiskey
Redneck Riviera Whiskey
Redneck Riviera Whiskey - Granny Rich Reserve
Burnside Oregon Oaked Rye Whiskey
Burnside West End Blend Whiskey
Burnside Goose Hollow Bourbon
Burnside Oregon Oaked Bourbon
Burnside Buckman RSV 10 Year Bourbon
Marionberry Whiskey
Big Bottom Barlow Whiskey
Big Bottom Barlow Port Whiskey
Big Bottom Delta Rye

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

1. Description of Business (Continued)

Big Bottom American Single Malt
Big Bottom Zin Cask Bourbon
Barrel Hitch American Whiskey

Special
Advocaat Holiday Egg Nog

Ready-to-Drink
Redneck Riviera Howdy Dew!
Portland Mule - Original
Portland Mule - Marionberry

Operating as a small business in a large, international spirits marketplace occupied by large multi-national conglomerates, we seek to utilize our size and our public company stature to our advantage and position Eastside Distilling as a leading tier 2 spirits provider by acquiring and developing brands, growing them to a national presence and positioning them for sale to the tier 1 suppliers to the market. This strategy was demonstrated by the launch of our Redneck Riviera Brand (RRW) in conjunction with our branding partners, Sandstrom Partners in 2018. This demonstrated how our team can leverage its position to launch nascent or new brands and grow them more quickly than the tier 1 larger conglomerates because we are able to focus and dedicate more of our attention to developing innovative products. Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states in 18 months. In September 2019, we acquired the Azuñia tequila brand and have begun to distribute this brand through our national platform.

In May 2017, we used our shares to acquire 90% of Big Bottom Distilling, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “ultra-premium segment” of the market. In December 2018, we acquired the remaining 10% of BBD. In September 2019, we also acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017 and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”), which we acquired in January 2019, we provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We have used our mobile canning operations to profit from the rapid growth in the canned beverages industry (beer, wine, spirit-based RTD’s).

2. Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow convertible notes, extended credit terms, and equity financings. For the years ended December 31, 2019 and 2018, the Company incurred a net loss of approximately $16.9 million and $9.0 million, respectively, and has an accumulated deficit of approximately $44.2 million as of December 31, 2019. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2019, we raised approximately $2.5 million in additional capital through equity and debt financing (net of repayments).

At December 31, 2019, we had $0.3 million of cash on hand with a positive working capital of $8.3 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, we are seeking to leverage our large inventory balances and our accounts receivable balance to help satisfy its working capital needs over the next 12 months. See Notes 10, 11 and 18 to our financial statements for a description of our debt and the debt refinancing initiatives completed in the first quarter of 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Although our audited financial statements for the year ended December 31, 2019 were prepared under the assumption that we would continue our operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2019 contains a going concern qualification in which such firm expressed substantial doubt about our ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, we have incurred operating losses since our inception, and even though we have reduced our operating expenses and increased our available capacity under our lines of credit, and have large inventory balances to drawn from, we expect to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on our financial condition. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode, BBD, Outlandish, LLC, Redneck Riviera Whiskey Co., LLC, Craft Canning (beginning as of January 11, 2019) and the Azuñia tequila assets (beginning September 12, 2019). All intercompany balances and transactions have been eliminated in consolidation.

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, packaging, producing, marketing and distributing alcoholic beverages and operates as one segment. The Company’s chief operating decision makers, its chief executive officer, president and chief financial officer, review the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Revenue received from online merchants who sell discounted gift certificates for the Company’s merchandise and tastings at its tasting rooms, is deferred until the customer has redeemed the discounted gift certificate or the gift certificate has expired, whichever occurs earlier.

Customer Programs and Incentives

Customer programs and incentives, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as advertising, promotional and selling expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.6 million and $0.4 million in years 2019 and 2018, respectively, of which $0.4 million compared to $0.1 million in 2018 are included in the 50% Redneck Riviera Whiskey Marketing reimbursement and are expected to be collected upon the sale of the Redneck Riviera Brand by the licensor if sold while the licensing agreement is in effect. The reimbursement is payable upon the sale of the brand within the term of the agreement, which is 10 years, with a renewable option for any additional 10 years, by the licensor.

Advertising, Promotional and Selling Expenses

The following expenses are included in advertising, promotional and selling expenses in the accompanying consolidated statements of operations: media advertising costs, special event costs, tasting room costs, sales and marketing expenses, promotional costs of value added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Advertising, promotional and selling costs are expensed as incurred. Advertising, promotional and selling expense totaled $7.5 million and $4.3 million in years 2019 and 2018, respectively, of which 2019 was $4.0 million compared to $2.3 in 2018 are included in the 50% Redneck Riviera Whiskey Marketing reimbursement and are expected to be collected upon the sale of the Redneck Riviera Brand by the licensor if sold while the licensing agreement is in effect. The reimbursement is payable upon the sale of the brand within the term of the agreement, which is 10 years, with a renewable option for any additional 10 years, by the licensor.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at December 31, 2019 and 2018.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. At December 31, 2019, two distributors represented 40% of trade receivables. At December 31, 2018, two distributors represented 37% of trade receivables. Sales to one distributor accounted for 16% of consolidated sales for the year ended December 31, 2019. Sales to two distributors accounted for 42% of consolidated sales for the year ended December 31, 2018.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At December 31, 2019 and December 31, 2018, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value at December 31, 2019 or 2018. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At December 31, 2019 and December 31, 2018, the Company’s notes are payable at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company recorded write-downs of inventory of $0.3 million and $Nil for the years ended December 31, 2019 and 2018, respectively.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment and intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of goodwill at December 31, 2019 and determined that goodwill was not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At December 31, 2019 and 2018, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50 % likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2019 and 2018.

The Company files federal income tax returns in the United States. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2012.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the for the years ended December 31, 2019 and 2018, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.8 million and $0.7 million in years 2019 and 2018, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0.7 million and $0.7 million in fiscal years 2019 and 2018, respectively.

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $500,000 or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC 860, we have concluded that these agreements have met all three conditions identified in ASC 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $2.2 million of invoices and incurred $0.1 million in fees associated with the factoring programs during the year ended December 31, 2019. At December 31, 2019, the Company had $0.6 million factored invoices outstanding.

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with Accounting Standards Codification (“ASC”) Topic 205-20 – Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; (3) Strategic shift. On December 31, 2019, management made a strategic shift to focus the Company’s sale and marketing efforts on the nationally branded product platform, resulting in the decision to close all four of its retail stores in the Portland, Oregon area. Although this decision meets the criteria (1) and (3) for reporting discontinued operations, it does not meet the (2) Held for sale criteria until the retail stores are closed / abandoned, which is planned to occur by March 31, 2020. As a result, the retail operations will not be reported as discontinued operations as of December 31, 2019.

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

In May 2014, the FASB issued ASU 2014-09, which superseded virtually all existing revenue guidance. Under this update, an entity is required to recognize revenue upon transfer of promised goods or services to customers, in an amount that reflects the expected consideration received in exchange for those goods or services. As such, an entity will need to use more judgment and make more estimates than under the current guidance. ASU 2014-09 is to be applied retrospectively either to each prior reporting period presented in the financial statements, or only to the most current reporting period presented in the financial statements with a cumulative effect adjustment to retained earnings. The Company elected to apply ASU 2014-09 with a cumulative effect adjustment to retained earnings. In August 2015, the FASB issued ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date (“ASU 2015-14”). ASU 2015-14 deferred the effective date of ASU 2014-09 for one year, making it effective for the year beginning December 31, 2017, with early adoption permitted as of January 1, 2017. The Company adopted ASU 2014-09 as of January 1, 2018. The Company does not believe the adoption of ASU 2014-09 had any material impact on its consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

Under the new guidance, lessor accounting will be largely unchanged. Certain targeted improvements were made to align, where necessary, lessor accounting with the lessee accounting model and ASU No. 2014-09, Revenue from Contracts with Customers. The new lease guidance simplified the accounting for sale and leaseback transactions primarily because lessees must recognize lease assets and lease liabilities. Lessees will no longer be provided with a source of off-balance sheet financing. Public business entities should apply the amendments in ASU 2016-02 for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years (i.e., January 1, 2019, for a calendar year entity). Lessees (for capital and operating leases) and lessors (for sales-type, direct financing, and operating leases) must apply a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The modified retrospective approach would not require any transition accounting for leases that expired before the earliest comparative period presented. Lessees and lessors may not apply a full retrospective transition approach. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842). This guidance provides an additional (and optional) transition method whereby the new lease standard is applied at the adoption date and recognized as an adjustment to retained earnings. In addition, this ASU provides a practical expedient, by class of underlying asset, to not separate nonlease components from the associated lease and instead account for the lease as a single component if both the timing and pattern of transfer of the nonlease component(s) are the same, and if the lease would be classified as an operating lease. These amendments have the same effective date as ASU 2016-02. On January 1, 2019, the Company adopted the new accounting standard using the modified retrospective approach and elected to not adjust comparative periods. Upon adoption, the Company recognized right-of-use assets of $0.9 million, lease liabilities of $1.1 million, and a net adjustment to retained earnings of $0.2 million. The Company considers the impact of the adoption to be immaterial to its consolidated financial statements on an ongoing basis.

In June 2018, the FASB issued ASU No. 2018-07, Compensation – Stock Compensation (Topic 718) – Improvements to Nonemployee Share-Based Payment Accounting (“ASU 2018-07”), which aligns the accounting for share-based payment awards issued to employees and nonemployees. Under ASU 2018-07, the existing employee guidance will apply to nonemployee share-based transactions (as long as the transaction is not effectively a form of financing), with the exception of specific guidance related to the attribution of compensation cost. The cost of nonemployee awards will continue to be recorded as if the grantor had paid cash for the goods or services. In addition, the contractual term will be able to be used in lieu of an expected term in the option-pricing model for nonemployee awards. The new standard became effective on January 1, 2019 and should be applied to all new awards granted after the date of adoption. The Company adopted ASU 2018-07 as of January 1, 2019. The Company does not believe the adoption of ASU 2018-07 had any material impact on its consolidated financial statements.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

4. Business Acquisitions

During the fiscal year 2019, the Company completed the following acquisitions:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning + Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s consolidated financial statements for the year ended December 31, 2019 include Craft Canning’s results of operations from the acquisition date of January 11, 2019 through December 31, 2019. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

The Company incurred Craft Canning-related acquisition costs of $0.1 million during the year ended December 31, 2019 that have been recorded in general and administrative expenses on the consolidated statements of operations. The results of the Craft Canning acquisition are included in our consolidated financial statements from the date of acquisition through December 31, 2019. The sales and net income (including transaction costs) of Craft Canning operations included in our consolidated statements of operations were $7.1 million and $0.4 million, for the period from January 11, 2019 through December 31, 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Azuñia Tequila

On September 12, 2019, the Company completed the acquisition of the Azuñia Tequila brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Company’s consolidated financial statements as of and for the year ended December 31, 2019 include the Azuñia Tequila assets and results of operations. For the year ended December 31, 2019, the Azuñia Tequila results of operations are included from the acquisition date of September 12, 2019 through December 31, 2019.

The acquisition was structured as an all-stock transaction, provided that the Company may, at its election, pay a portion of the consideration in cash or by executing a three-year promissory note if the issuance of stock would require the Company to hold a vote of its stockholders under the applicable Nasdaq rules. Subject to compliance with applicable Nasdaq rules, the initial consideration, will be payable approximately 18 months following the closing and will consist of 850,000 shares of the Company’s common stock at a stipulated value of $6.00 per share, 350,000 shares of the Company’s common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired based upon their estimated fair values on the acquisition date. The Company estimated the purchase price based on weighted probabilities of future results and recorded deferred consideration payable of $12.8 million on the acquisition date that will be remeasured to fair value at each reporting date until the contingencies are resolved, with the changes in fair value recognized in earnings. The Company remeasured the deferred consideration payable for the period ended December 31, 2019 and increased the liability by $2.7 million to a balance of $15.5 million.

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

The Company incurred Azuñia Tequila-related acquisition costs of $0.2 million during the year ended December 31, 2019 that have been recorded in general and administrative expenses on the consolidated statements of operations. The results of the Azuñia Tequila asset acquisition are included in our consolidated financial statements from the date of acquisition through December 31, 2019. The sales of Azuñia Tequila products included in our consolidated statements of operations were $1.1 million for the period from September 12, 2019 through December 31, 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2019 and 2018 assume that both acquisitions of Craft Canning + Bottling and Azuñia Tequila were completed on January 1, 2018:

	2019	2018
Pro forma sales	$19,868,484	$16,088,104
Pro forma net loss	(20,350,193)	(10,868,474)
Pro forma basic and diluted net loss per share	$(2.19)	$(1.69)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisitions.

5. Inventories

Inventories consist of the following at December 31:

	2019	2018
Raw materials	$9,336,304	$10,347,616
Finished goods	3,056,931	669,843
Total inventories	$12,393,235	$11,017,459

The $2.3 million increase of finished goods inventory includes $1.0 million of inventory acquired from the Azuñia brand acquisition and $1.1 million inventory build to support Redneck Riviera. Raw materials inventories decreased by $1.0 million notwithstanding the fact that it includes an additional $0.5 million increase related to the Craft acquisition and $0.2 million related to the Azuñia brand acquisition.

6. Property and Equipment

Property and equipment consists of the following at December 31:

	2019	2018
Furniture and fixtures	$4,558,362	$1,148,540
Leasehold improvements	1,750,833	477,184
Vehicles	689,930	49,483
Construction in progress	98,252	425,851
Total cost	7,097,377	2,101,058
Less accumulated depreciation	(2,323,849)	(342,928)
Total property and equipment, net	$4,773,528	$1,758,130

Purchases of property and equipment totaled $2.2 million and $1.3 million for the years ended December 31, 2019 and 2018, respectively. Depreciation expense totaled $1.2 million and $0.3 million for the years ended December 31, 2019 and 2018, respectively. Losses totaled $0.1 million on vehicles that were disposed of in 2019.

7. Intangible Assets and Goodwill

Intangible assets and goodwill at December 31, 2019 and December 31, 2018 consisted of the following:

	December 31, 2019	December 31, 2018
Permits and licenses	$25,000	$25,000
Azuñia brand	11,945,066	-
Customer lists	3,246,748	351,430
Goodwill	28,182	28,182
Total intangible assets and goodwill	15,244,996	404,612
Less accumulated amortization	(542,024)	(90,754)
Intangible assets and goodwill - net	$14,702,972	313,858

Amortization expense totaled $0.4 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively. The permits and license, Azuñia brand and goodwill have all been determined to have indefinite life and will not be amortized. The customer list is being amortized over a seven-year life.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

8. Other Assets

Other assets consist of the following at December 31:

	2019	2018
Product branding	$809,000	$525,000
Investment in online company	-	300,000
Notes Receivable	450,000	-
Deposits	53,542	29,297
Total other assets	1,312,542	854,297
Less accumulated amortization	(136,106)	(58,037)
Other assets - net	$1,176,436	$796,260

As of December 31, 2019, the Company had $0.8 million of capitalized costs related to services provided for the rebranding of its existing product line and branding of new product lines. This amount is being amortized over a seven-year life. The Company has notes receivable totaling $450,000. These notes bear interest at 5.00% and mature on August 25, 2020. The remaining deposits of $0.1 million represent office and retail space lease deposits.

Amortization expense totaled $0.1 million and $0.1 million for the years ended December 31, 2019 and 2018, respectively.

9. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2023. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of $0.9 million, lease liabilities of $1.1 million, and a net adjustment to retained earnings of $0.2 million upon adoption on January 1, 2019. Right-of-use assets and lease liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of December 31, 2019, the right-of-use assets and lease liabilities were $0.7 million and $0.9 million, respectively. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Aggregate lease expense for the year ended December 31, 2019 was $0.9 million, consisting of $0.6 million in lease expense for lease liabilities recorded on the Company’s balance sheet and $0.3 million in short-term lease expense.

Maturities of lease liabilities as of December 31, 2019 are as follows:

	Operating Leases	Weighted-Average Remaining Term in Years
2020	$549,116
2021	299,352
2022	37,477
Thereafter	38,564
Total lease payments	924,509
Less imputed interest (based on 6.3% weighted- average discount rate	(53,675)
Present value of lease liability	$870,834	1.9

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

10. Notes Payable

Notes payable as of December 31, 2019 and December 31, 2018 consists of the following:

	December 31, 2019	December 31, 2018
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	2,300,000
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due December 31, 2019.	254,075	-
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	649,774	-
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	176,571	-
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of December 31, 2019.	265,509	-
Promissory note payable under a revolving line of credit bearing variable interest starting at 5.5%. The note has a 12-month term with principal and accrued interest due in lump sum in July 2020. The borrowing limit is $250,000. The note is secured by the assets of Craft Canning.	50,000	-
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	183,202	-
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	281,802	-
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	295,463	-
Secured line of credit promissory note for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. The obligations of the Company under the Note are secured by certain inventory of the Company and its subsidiaries and the Company’s membership interests in Craft Canning. In addition, the Note is guaranteed by the Company’s subsidiaries Craft Canning and Big Bottom Distilling. The Note and the accompanying guaranty restrict Craft Canning from incurring any new indebtedness, other than trade debt incurred in the ordinary course of business, until the Note is repaid in full. The obligations under the Note are subordinate and junior in right and priority of payment to the Company’s obligations under the Company’s Credit and Security Agreement with the KFK Children’s Trust dated May 10, 2018.	946,640	-
Promissory notes payable bearing interest between 2.99% - 3.14%. The notes have 60-month terms with maturity dates between February 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan.	10,390	-
Total notes payable	5,413,426	2,300,000
Less current portion	(1,819,172)	-
Long-term portion of notes payable	$3,594,254	$2,300,000

The company paid $0.2 million and $0.2 million in interest on notes during 2019 and 2018 respectively.

Maturities on notes payable as of December 31, 2019, are as follows:

Year ending December 31:

2020	$1,819,172
2021	2,871,525
2022	399,138
Thereafter	323,591
$5,413,426

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made and continuing until each such Loan is paid in full. During 2019, The Company paid $0.2 million in interest on the Loans. The Company must pay the outstanding principal amount of the Loans in a one-time payment on the termination date of the Credit and Security Agreement (June 10, 2021), or earlier pursuant to other provisions thereof. The Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty. As of December 31, 2019, the Company has borrowed the full $3 million available under the agreement. The Loans were paid in full on January 30, 2020.

The current market value of the Company’s bulk whiskey, bourbon and rye inventories must be at least 120% of the outstanding Loan balance. In addition, the Credit and Security Agreement contains other customary covenants including, among other things, certain restrictions on incurring indebtedness.

12. Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The provision (benefit) for income taxes for the years ended December 31, 2019 and 2018 were as follows, assuming a 21% federal effective tax rate. The Company also has a state tax rate for Oregon, of 6.6% for both December 31, 2019 and 2018.

	2019	2018
Expected federal income tax benefit	$(3,389,519)	$(1,774,610)
State income taxes after credits	(1,140,554)	(597,146)
Change in valuation allowance	4,530,073	2,371,756

Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities at December 31 consisted of the following:

	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$12,751,273	$7,780,105
Stock-based compensation	807,587	623,386
Total deferred tax assets	12,558,860	8,403,491

Deferred tax liabilities:
Depreciation and amortization	(834,160)	(208,864)
Total deferred tax liabilities	(834,160)	(208,864)
Valuation allowance	(12,724,700)	(8,194,627)
Net deferred tax assets	$-	-

At December 31, 2019, the Company has a cumulative net operating loss carryforward (NOL) of approximately $37.8 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2034, and the state NOLs begin to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 (as amended, the Internal Revenue Code) and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

Years Ended December 31, 2019 and 2018

13. Commitments and Contingencies

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

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

On October 22, 2019, a complaint was filed against the Company in the Circuit Court of Oregon, County of Multnomah by two former employees, Laurie Branch and Justina Thoreson. The complaint also named as defendants certain current and former officers and employees of the Company. The complaint is captioned Branch et al. v. Eastside Distilling, Inc. et al., case number 19-CV-45716, and alleged, among other things, that the Company and certain current and former officers and employees engaged in sex discrimination, retaliation for reporting sexual discrimination, sexual harassment, and aiding and abetting unlawful discrimination. As relief, the complaint sought, among other things, monetary damages of up to $560,000 and attorneys and experts’ fees. This litigation was successfully mediated on March 20, 2020 and is in final stages of settlement. The Company’s insurer accepted initial defense of this matter, with a reservation of rights. The Company is responsible for $100,000 retention per claim.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

14. Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at December 31, 2019 and 2018. The numerators and denominators used in computing basic and diluted net loss per common share in 2019 and 2018 are as follows:

	December 31,
	2019	2018
Net loss available to common shareholders (numerator)	$(16,908,104)	$(9,047,669)
Weighted average shares (denominator)	9,275,696	6,074,489
Basic and diluted net loss per common share	$(1.82)	$(1.49)

15. Stockholder’s Equity

Issuance of Common Stock

During 2019, the Company issued 291,099 shares of common stock to directors, employees and consultants for stock-based compensation of $1,653,759. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $3.68 to $6.13 per share.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2019, the number of shares available for grant under the 2016 Plan reset to 1,991,350 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of December 31, 2019, there were 825,659 options and 527,337 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the plan is 50,000 shares, subject to adjustment. At December 31, 2019, there were 19,584 options issued under the Plan outstanding, with vesting schedules varying between immediate and one (1) year from the grant date, which options vest at the rate of at least 25% in the first year, starting 6-months after the grant date, and 75% in year two.

A summary of all stock option activity at and for the years ended December 31, 2019 and 2018 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2017	369,006	$6.47
Options granted	654,000	5.47
Options exercised	(48,715)	4.56
Options canceled	(78,433)	4.86
Outstanding at December 31, 2018	895,858	$5.62
Options granted	79,000	5.01
Options exercised	(3,167)	4.04
Options canceled	(187,590)	4.61
Outstanding at December 31, 2019	784,101	$5.65

Exercisable at December 31, 2019	556,420	$5.59

The aggregate intrinsic value of options outstanding at December 31, 2019 was $Nil, compared to $558,278 at December 31, 2018.

At December 31, 2019, there were 227,681 unvested options with an aggregate grant date fair value of $582,209. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at December 31, 2019 was $Nil. During the year ended December 31, 2019, 193,072 options vested.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2019:

Risk-free interest rate	2.22%
Expected term (in years)	6.50
Dividend yield	-
Expected volatility	31%

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2019 was $1.83. The aggregate grant date fair value of the 79,000 options granted during the year ended December 31, 2019 was $142,189.

For the twelve months ended December 31, 2019, net compensation expense related to stock options was $759,385. At December 31, 2019, the total compensation expense related to stock options not yet recognized is approximately $582,209, which is expected to be recognized over a weighted-average period of approximately 1.80 years.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

Warrants

During the twelve months ended December 31, 2019, the Company issued an aggregate of 316,540 common stock warrants, consisting of 146,262 in connection with the acquisition of Craft Canning on January 11, 2019, 140,278 in connection with the private equity offering in September 2019, and 30,000 to a related party consultant. The Company has determined the warrants should be classified as equity on the consolidated balance sheet as of December 31, 2019. The estimated fair value of the warrants at issuance was $297,417, based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	31%
Risk-free interest rate	2.16%
Expected term (in years)	2.78
Expected dividend yield	-
Fair value of common stock	$5.61

No warrants were exercised during the twelve months ended December 31, 2019.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2018	1,083,435	1.04 years	$6.83	$-

Twelve months ended December 31, 2019:
Granted	316,540	2.14 years	$6.78	$-
Exercised	-	-	$-	-
Forfeited and cancelled	(663,416)	-	$6.61	-

Outstanding at December 31, 2019	736,559	1.18 years	$6.95	$-

16.	Related Party Transactions

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

On October 24, 2019, our Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Stephanie Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the asset purchase agreement. Subject to compliance with applicable Nasdaq rules, aggregate the initial consideration will be payable approximately 18 months following the closing and will consist of 850,000 shares of Company common stock at a stipulated value of $6.00 per share, 350,000 shares of Company common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

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

Effective November 29, 2019, the Company issued to TQLA, LLC, a California limited liability company (“Holder”), a Secured Line of Credit Promissory Note (the “Note”) for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. As of December 31, 2019, the Company has borrowed $946,640 on the Note. Stephanie Kilkenny, a director of the Company, owns and controls TQLA, LLC with her spouse. The Company’s Audit Committee approved the transaction. The Note was paid in full in early 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2019 and 2018

17.	Subsequent Events

On January 15, 2020, the Company entered into a loan agreement (the “Loan Agreement”) between the Company and its wholly-owned subsidiaries MotherLode LLC, an Oregon limited liability company, Big Bottom Distilling, LLC, an Oregon limited liability company, Craft Canning + Bottling, LLC, an Oregon limited liability company, Redneck Riviera Whiskey Co., LLC, a Tennessee limited liability company, and Outlandish Beverages LLC, an Oregon limited liability company (collectively, the “Borrowers” and each a “Borrower”) and Live Oak Banking Company, a North Carolina banking corporation (“Lender”) to refinance existing debt of the Borrowers and to provide funding for general working capital purposes. Under the Loan Agreement, Lender has committed to make up to two loan advances to the Borrowers in an aggregate principal amount not to exceed the lesser of (i) $8,000,000 and (ii) a borrowing base equal to 85% of the appraised value of the Borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by Borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Loan”).

The Loan matures on January 14, 2021 (the “Maturity Date”). On the Maturity Date, all amounts outstanding under the Loan will become due and payable. The Lender may at any time demand repayment of the Loan in whole or in part, in which case the Borrowers will be obligated to repay the Loan (or portion thereof for which repayment is demanded) within 30 days following the date of demand. The Borrowers may prepay the Loan, in whole or in part, at any time without penalty or premium.

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan.

The Loan Agreement contains affirmative and negative covenants that include covenants restricting each Borrower’s ability to, among other things, incur indebtedness, grant liens, dispose of assets, merge or consolidate, make investments, or enter into restrictive agreements, subject to certain exceptions.

The obligations of the Borrowers under the Loan Agreement are secured by substantially all of their respective assets, except for accounts receivable and certain other specified excluded property.

The Loan Agreement includes customary events of default that include among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults and change in control defaults. Under certain circumstances, a default interest rate will apply on all obligations during the existence of an event of default under the Loan Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

In connection with the Loan Agreement, Company issued to Lender a warrant to purchase up to 100,000 shares of the Company’s common stock at an initial exercise price of $3.9425 per share (the “Warrant”). The Warrant expires on January 15, 2025. In connection with the issuance of the Warrant, the Company granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions.

On January 16, 2020, in connection with the Company’s consummation of the Loan Agreement, Eastside repaid in full and terminated the Secured Line of Credit Promissory Note that Eastside had issued to TQLA, LLC (“Holder”) on November 29, 2019 (the “TQLA Note”). Since Eastside repaid the TQLA Note in full prior to its maturity date, the Common Stock Purchase Warrant that Eastside had issued to Holder on November 29, 2019 will not be exercisable and is cancelled. No prepayment or early termination penalties were incurred by Eastside as a result of repaying the TQLA Note.

On January 12, 2020, the Company issued 87,700 shares of common stock under the 2016 Plan to directors, employees and consultants for stock-based compensation of $280,640. The shares were valued used the closing share price of the Company’s common stock on the date of the grant, $3.20 per share

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

Item 9A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2019.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2019 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2019.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 30, 2020:

Name	Age	Position
Paul Shoen (1)(2)(3)	63	Director
Geoffrey Gwin (1)(2)(3)	52	Director
Jack Peterson	55	Director
Stephanie Kilkenny (1)(2)(3)	48	Director
Lawrence Firestone	62	Chief Executive Officer
G. Stuart Schreiner	65	Interim Chief Financial Officer
Robert Manfredonia	55	President
Melissa Heim	36	Executive Vice President Operations and Master Distiller

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

Executive Officers

Lawrence Firestone has served as our Chief Executive Officer since November 13, 2020 and has served as a director since September 19, 2019. Mr. Firestone has over 39 years of enterprise, operations and financial management experience in both public and private companies, with tenures as CEO, CFO and COO across multiple industry sectors. Mr. Firestone most recently served as Executive Vice President and Chief Financial Officer of Akonni Biosystems, a privately-held developer of molecular diagnostic platforms; and as Chairman of FirePower Technology, a privately held manufacturer of ATX power supplies for the IT and instrumentation markets. In the public company sector, Mr. Firestone has served as Chief Executive Officer of Qualstar Corporation, Chief Financial Officer of Advanced Energy Industries, and Chief Financial Officer of Applied Films Corporation. He has served on numerous Boards including those of Qualstar, CVD Equipment, Amtech Systems, and Hyperspace Communications. Mr. Firestone received his Bachelor of Science in Business Administration with a concentration in Accounting from Slippery Rock University of Pennsylvania.

G. Stuart Schreiner was appointed Interim Chief Financial Officer as of March 3, 2020. Mr. Schreiner has been a financial consultant with Tatum, LLC, C-Squared Solutions and GSS Consulting LLC since 2002. During and prior to that time, he has additionally held various senior level positions, including Director of Finance or Chief Financial Officer, with Hands-On Labs, Inc., Melco Industries, Inc., AirCell, Inc., Nathan Wechsler CPA, Cablecom-General, Translogic Corporation, Fischer Imaging, and Century International. Mr. Schreiner is a Certified Public Accountant (inactive) and has a B.S. in Accounting, with Honors from Bentley College.

Robert Manfredonia has served as our President since December 6, 2018. Mr. Manfredonia has over 26 years of experience helping liquor companies drive new business growth, distributor focus and forging strong relationships with external business partners. In April 2018, Mr. Manfredonia joined us from Russian Standard, where he was Vice President in charge of National Accounts. As our Vice President of National Accounts, Mr. Manfredonia was in charge of selling the Company’s Redneck Riviera Whiskey product to ‘big box’ retailers including Costco, Kroger, Albertsons, Walmart, CVS, Winn Dixie, Spec’s (Texas), Jewel Osco, ABC Liquors (Florida) and other significant accounts. He started his career as a sales manager with Southern Wine & Spirits. From 2012 through 2015, he was co-founder of Diamond Brands Inc., where he led the concept development, research and development, and bringing to market of a French sparkling wine. From 2007 through 2012, he was Western Division Director for Duvel Moortgat USA, where he had oversight of six breweries, five European, and U.S. management of 106 distributors. Prior to 2007, Mr. Manfredonia worked for Miller Brewing Company as a Division Director of International Brands. His oversight included nine urban centers and 52 distributors with a fiscal 2006 revenue increase of 42%. He served as a logistics specialist in the United States Air Force from 1984 through 1989, serving in Asia and Europe.

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

Non-Employee Directors

Paul Shoen was appointed to our Board of Directors in June 2019 and has served as Chairman since August 2019. Mr. Shoen is a private investor and also founded and has served as the Chairman of Pantechnicon Aviation, Ltd., a company that buys and sells aircraft, since 1995. Although he is no longer associated with Amerco, Inc., over a 15-year period, Mr. Shoen served as a member of various Boards of Directors at the parent and subsidiary levels of Amerco, including the operational, real estate and insurance companies. He also served in various executive capacities within Amerco, including President and Vice-President of U-Haul International. Mr. Shoen also served on the Board of Directors of Paulson Capital Corp. from 1998 until its acquisition by VBI Vaccines Inc. in 2014. Mr. Shoen attended College of the Holy Cross where he earned a B.A. in Psychology. He has also taken graduate-level business courses at the University of Chicago. We believe that Mr. Shoen’s experience on other company boards and as a private investor is valuable to our Board.

Jack Peterson was appointed to our Board of Directors in August 2017. Since May 2007, Mr. Peterson has been the President of Sandstrom Partners, a brand development company that focuses on the creation and revitalization of thought leading brands such as Bulleit Bourbon, St-Germain, Stillhouse Whiskey, Miller Brewing, Pernod Ricard and Aviation Gin. In addition to Eastside, clients of the firm include Bacardi, Pernod Ricard, Brown Foreman and Diageo. From March 1996 to April 2007, Mr. Peterson was President of Borders, Perrin, Norrander, a full-service advertising agency in Portland, OR. Previously, Mr. Peterson served as account director and account executive at several advertising agencies including Hal Riney & Partners in San Francisco. Mr. Peterson holds a B.A. from the University of Minnesota. Because of his professional experience in brand development and establishing brand equity, and his contacts within the spirits industry, we believe Mr. Peterson is a valuable member of our board of directors.

Geoffrey Gwin was appointed to our Board of Directors in August 2019. Mr. Gwin is currently a Member of Quad Capital Management Advisors, LLC and the Managing Member of Group G Capital Partners, LLC. Mr. Gwin is the Chairman of the Board of Directors of SMArtX Advisory Solutions, Inc., a private company offering technology solutions to wealth advisors, RIA’s and other financial services firms. Mr. Gwin formed Group G Capital Partners, LLC in 2003 and has continuously managed its related strategies as its Chief Investment Officer. Mr. Gwin has held positions at Symphony Asset Management, BHF-BANK Aktiengesellschaft, and Citibank, Inc. over the last two decades. Mr. Gwin holds a Bachelor of Science in Business from Wake Forest University and is a Charter Financial Analyst. Mr. Gwin’s experience in asset management and the financial service sector provides a valuable perspective to the board.

Stephanie Kilkenny was appointed to our Board of Directors in October 2019. Ms. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. Ms. Kilkenny holds a BS Psychology from Ursinus College in Pennsylvania and relocated to CA immediately upon earning her degree. She began her post-college career in Client Services at the corporate offices of Mail Boxes Etc. and as an Operations Manager at the corporate offices of Insurance Express Services. After a few years in the corporate world, Ms. Kilkenny returned to the classroom to study photography and acquire an AA Interior Design from Mesa College; and then opened her own photography and design firm, Adair Interiors, LLC. Stephanie currently serves as Board President of the Lucky Duck Foundation, a non-profit organization that has raised over $10 million dollars for various charitable organizations since Ms. Killkenny and her husband Patrick founded it in 2005. In 2017, The Lucky Duck Foundation narrowed its focus to alleviating the suffering of San Diego County’s homeless population. Their annual Swing & Soiree event has raised over $1 million dollars per year for the past 5 years. We believe Ms. Kilkenny adds value to the board because of her experience as managing director of Azuñia Tequila.

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

Audit Committee

Our audit committee oversees the engagement of our independent public accountants, reviews our audited financial statements, meets with our independent public accountants to review internal controls and reviews our financial plans. Our audit committee currently consists of Geoffrey Gwin, who is the chair of the committee, Stephanie Kilkenny and Paul Shoen. Each of Messrs. Gwin, Shoen and Kilkenny has been determined by our Board of Directors to be independent in accordance with Nasdaq and SEC standards. Our Board of Directors has also designated Mr. Gwin as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that Mr. Gwin possesses the requisite “financial sophistication” under applicable Nasdaq rules. The audit committee operates under a written charter which is available on our website at https://www.eastsidedistilling.com/investors Both our independent registered accounting firm and internal financial personnel will regularly meet with our audit committee and have unrestricted access to the audit committee. Each member of the audit committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the audit committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

Compensation Committee

Our compensation committee reviews and recommends policies, practices and procedures relating to compensation for our directors, officers and other employees and advising and consulting with our officers regarding managerial personnel and development. Our compensation committee currently consists of Stephanie Kilkenny, who is the chair of the committee, Geoffrey Gwin and Paul Shoen, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee (“Nominating Committee”) evaluates the composition, size and governance of our Board of Directors and its committees, evaluating and recommending candidates for election to our Board of Directors, establishing a policy for considering stockholder nominees and reviewing our corporate governance principles and providing recommendations to the Board of Directors. Our nominating committee currently consists of Paul Shoen, who is the chair of the committee, Geoffrey Gwin and Stephanie Kilkenny, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. The Nominating Committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors

Director Nomination Process

The Nominating Committee identifies director nominees by first considering those current members of the Board of Directors who are willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of the skills and experiences of the current members and the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective or skills and experiences. If any member of the Board of Directors does not wish to continue in service, if the nominating committee or the Board of Directors decides not to re-nominate a member for reelection, if the nominating committee or the Board of Directors decided to fill a director position that is currently vacant or if the nominating committee or the Board of Directors decides to recommend that the size of the Board of Directors be increased, the nominating committee identifies the desired skills needed by the board and will evaluate the experience of a new nominee in light of the criteria described above. Current members of the Board of Directors and management are polled for suggestions as to individuals meeting the Board of Directors’ criteria. Research may also be performed to identify qualified individuals and, if appropriate, the nominating committee may engage a search firm. Nominees for director are selected by a majority of the members of the Board of Directors, with any current directors who may be nominees themselves abstaining from any vote relating to their own nomination. All of our directors participated in the consideration of the director nominees for election at the Annual Meeting. Although the nominating committee and the Board of Directors do not have a formal diversity policy, the Board of Directors instructed the nominating committee to consider such factors as it deems appropriate to develop a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the nominating committee include judgment, knowledge, skill, diversity (including factors such as race, gender and experience), integrity, experience with businesses and other organizations of comparable size, including experience in the spirits industry, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other board members, familiarity with national and international business matters, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors.

In addition, directors are expected to be able to exercise their best business judgment when acting on behalf of us and all stockholders, act ethically at all times and adhere to the applicable provisions of our code of business conduct and ethics. Other than consideration of the foregoing and applicable SEC and Nasdaq requirements, unless determined otherwise by the Nominating Committee, there are no stated minimum criteria, qualities or skills for director nominees. However, the Nominating Committee may also consider such other factors as it may deem are in the best interests of us and all stockholders. In addition, at least one member of the Board of Directors serving on the audit committee should meet the criteria for an “audit committee financial expert” having the requisite “financial sophistication” under applicable Nasdaq and SEC rules, and a majority of the members of the Board of Directors should meet the definition of “independent director” under applicable Nasdaq rules.

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for services rendered during the fiscal years ended December 31, 2019, and 2018.

	2019 Summary Compensation Table
Name and Position	Year	Salary	Bonus	Stock Awards		Option Awards		All Other Compensation	Total ($)
Lawrence Firestone	2019	$28,846						$	$28,846

Chief Executive Officer, Director (Since November 2019)

Grover T. Wickersham	2019	$57,692	$150,000					$	$207,692

Chief Executive Officer, Director (Until May 10, 2019)	2018	$120,000	$123,750	$164,314	(3)	$318,545	(1)	$	$726,609

Robert Manfredonia	2019	$150,000	$50,000	$150,514	(2)			$	$350,514

President (Since December 2018)	2018	$109,615	$	$50,000	(6)	$204,625	(5)	$	$364,240

Steve Shum	2019	$152,885	$142,115	$111,700	(4)			$	$406,700

Interim Chief Executive Officer (May 2019-November 2019) and Chief Financial Officer, (Until November 2019)	2018	$135,000	$132,250	$164,314	(8)	$318,545	(7)	$	$750,109

Melissa Heim	2019	$102,000	$						$102,000

Executive V.P. Operations and Master Distiller	2018	$87,289	$10,000	$19,950	(10)	$68,575	(9)	$	$185,814

(1)	Amounts reflect the aggregate grant date fair value of the 115,000 shares of common stock underlying the stock options granted on three separate dates of grant (with exercise prices of $3.92, $3.99 and $7.87 per share, respectively) without regards to forfeitures, computed in accordance with FASB ASC Topic 718, Compensation—Stock Compensation (“ASC 718”). This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 2 or 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 15 in the Notes to Consolidated Financial Statements on page 56.

(2)	Amounts reflect the aggregate grant date fair value of the 27,461 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($6.03, $5.17, and $4.88 per share, respectively) without regards to forfeitures.
(3)	Amounts reflect the aggregate grant date fair value of 24,098 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($3.99, $7.19, and $7.69 per share, respectively) without regards to forfeitures.
(4)	Amounts reflect the aggregate grant date fair value of 20,000 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($6.00 and $5.17) without regards to forfeitures.
(5)	Amounts reflect the aggregate grant date fair value of the 75,000 shares of common stock underlying the stock options granted on two separate dates of grant (with exercise prices of $7.05 and $7.87 per share, respectively) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a 3-year period. The assumptions used to calculate the value of the stock options are set forth in Note 15 in the Notes to Consolidated Financial Statements on page 56.
(6)	Amounts reflect the aggregate grant date fair value of 6,696 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($7.05, and $7.94 per share, respectively) without regards to forfeitures.
(7)	Amounts reflect the aggregate grant date fair value of the 115,000 shares of common stock underlying the stock options granted on three separate dates of grant (with exercise prices of $3.92, $3.99 and $7.87 per share, respectively) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest monthly over a two or three-year period. The assumptions used to calculate the value of the stock options are set forth in Note 14 in the Notes to Consolidated Financial Statements on page 56.
(8)	Amounts reflect the aggregate grant date fair value of 24,098 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($3.99, $7.19, and $7.69 per share, respectively) without regards to forfeitures.
(9)	Amounts reflect the aggregate grant date fair value of the 25,000 shares of common stock underlying the stock option on the date of grant (with an exercise price of $3.99 per share) without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the named executive officer. The options issued vest quarterly over a three-year period. The assumptions used to calculate the value of the stock options are set forth in Note 15 in the Notes to Consolidated Financial Statements on page 56.
(10)	Amounts reflect the aggregate grant date fair value of 5,000 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the dates of grant ($3.99 per share) without regards to forfeitures.

All Other Compensation

None

2019 Grants of Plan-Based Awards

The following table sets forth information concerning the number of shares of common stock underlying restricted stock unit awards and stock options granted to the Named Executive Officers in the year ended December 31, 2019.

		All Other Stock Awards:		All Other Option Awards:
Name	Grant Date	Number of Shares of Stock or Units (#)		Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/Share)	Grant Date Fair Value of Stock and Option Awards (1)
Steve Shum	04/10/2019	10,000	(2)			$60,000
	08/29/2019	10,000	(2)			$51,700

Robert Manfredonia	04/08/2019	12,522	(2)			$75,500
	8/29/2019	7,254	(2)			$37,500
	10/18/2019	7,685	(2)			$37,500

(1)	Represents the grant date fair value of each equity award calculated in accordance with ASC 718.
(2)	RSUs vested immediately.

Outstanding Equity Awards at 2019 Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding as of December 31, 2019.

		Option Awards (1)
Name	Grant Date	Number of Securities Underlying Unexercised Options (#) Exercisable		Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date
Grover T. Wickersham	10/13/2016	35,000	(1)	—	$5.40	10/13/2026

	04/05/2017	33,334	(2)		$4.80	04/05/2027

	09/15/2017	16,667	(3)	3,333	$3.78	09/15/2027

	01/08/2018	50,000	(2)		$3.92	01/08/2028

	01/11/2018	16,667	(3)	8,333	$3.99	01/08/2028

	10/15/2018	16,667	(3)	23,333	$7.87	10/15/2028

Melissa Heim	03/25/2015	417	(3)	—	$105.00	03/25/2025

	09/20/2016	10,000	(3)		$4.80	09/20/2026

	12/30/2016	3,334	(3)		$5.94	12/30/2016

	03/14/2017	1,667	(3)		$4.50	03/14/2027

	09/15/2017	10,000	(3)		$3.78	09/15/2027

	01/11/2018	14,583	(3)	10,417	$3.99	01/11/2028

Steven Shum	10/1/2015	14,167	(4)	—	$27.00	10/1/2020

	9/20/2016	20,000	(3)		$4.80	10/1/2026

	03/14/2017	1,667	(3)		$4.50	03/14/2027

	01/08/2018	50,000	(2)		$3.92	01/08/2028

	01/11/2018	16,667	(3)	8,333	$3.99	01/08/2028

	10/15/2018	16,667	(3)	23,333	$7.87	10/15/2028

Robert Manfredonia	04/02/2018	25,000	(3)	25,000	$7.05	04/02/2028

	10/15/2018	8,333	(3)	16,667	$7.87	10/15/2028

(1)	Options vest monthly over a 6-month period.
(2)	Options vest quarterly over 2-year period
(3)	Options vest quarterly over 3-year period
(4)	Options vest over a 2-year period with 25% vesting in the first year following date of grant, with no options vesting during the first 6-months and 1/24th per month and 75% vesting in the second year following date of grant (3/48th/month).

Employment Agreements

We have agreements with certain of our named executive officers, which include provisions regarding post-termination compensation. We do not have a formal severance policy or plan applicable to our executive officers as a group. The following summaries of the employment agreements are qualified in their entirety by reference to the text of the employment agreements, as amended, which have been filed as Exhibits to this Annual Report on Form 10-K.

Employment Agreement with Melissa Heim

On February 27, 2015, we entered into an employment agreement with Melissa Heim. The agreement has been extended until February 27, 2021.

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

Employment Agreement with Lawrence Firestone

On November 13, 2019, we entered into an employment agreement with Mr. Firestone. The agreement terminates on 12/31/2020. Under the Employment Agreement, Mr. Firestone will initially receive an annual base salary of $250,000 in cash. The Company will also grant Mr. Firestone the equivalent of $100,000 of restricted stock units (“RSUs”), based on the Company’s customary determination of the applicable stock price at the time of grant. Twenty-five percent (25%) of the award will vest on each of March 31, June 30 and September 30, 2020 and the first anniversary of the effective date of the Employment Agreement. Mr. Firestone will also be eligible to receive a target incentive payment of 100% of his annual base salary beginning in 2020, paid 50% in RSUs and 50% in cash. Actual payments will be determined based on a combination of the Company’s results and individual performance against the applicable performance goals established by the Compensation Committee of the Board. Mr. Firestone will also receive (i) a signing bonus of $50,000, which he may elect to receive up to 50% in cash and 50% in fully vested stock of the Company, and (ii) other benefits that are generally available to other executive officers of the Company. Mr. Firestone will be entitled to certain severance benefits if he is terminated without cause, or resigns for good reason (in each case, as defined in the Employment Agreement), including, among other things, one year of annual base salary, one year of continued health benefits coverage and one year of continued vesting of RSUs.

Employment Agreement with Steve Shum

In 2015, we entered into an employment agreement with Mr. Shum, which was amended in 2016. The agreement annually renews for one-year terms. The Agreement was terminated upon termination of Mr. Shum’s employment in on November 14, 2019.

The agreement contained the following provisions among other terms: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment; (ii) vacation leave; (iii) medical, dental and life insurance benefits; (iv) 36-month non-compete/non-solicitation terms; and (v) a severance payment equal to six months of base salary upon termination without cause (as defined in the agreement). Mr. Shum was not entitled to increased severance in connection with a change of control.

Executive Chairperson Agreement with Grover Wickersham

On May 13, 2019, the company entered into an executive chairperson agreement with Mr. Wickersham. The agreement was terminated when Mr. Wickersham left the board on August 8, 2019.

The agreement contained the following provisions among other terms: (i) annual Board fee of $185,000 payable in monthly installments; (ii) eligibility to receive up to 5,000 restricted stock units with the amounts, if any, to be determined at the discretion of the Company’s Compensation Committee at its annual meeting; (iii) reimbursement for out of pocket cost of healthcare insurance, at the same rate he was paying prior to this agreement; (iv) eligibility for discretionary bonuses and eligibility to receive equity grants based his assistance in the company transitions, the amount, if any also to be determined by the Company’s Compensation Committee; (v) eligibility to receive equity grants based his assistance in the company transitions, the amount, if any also to be determined by the Company’s Compensation Committee; (vi) reimbursement for reasonable and documented expenses approved by the executive officer of the Company and (vii) continued compensation described above until the first anniversary of the Company’s 2019 annual meeting under the assumption Mr. Wickersham is elected by shareholders to the Board of the Company but the Board does not elect Mr. Wickersham as Chairperson, or terminates the Executive Chairperson Agreement, or terminates Mr. Wickersham from the Executive Chairperson position, or materially alters Mr. Wickersham’s overall duties as set forth in the Executive Chairperson Agreement.

Potential Payments upon Termination

Under the terms of the employment agreements for Mr. Firestone, Ms. Heim and Mr. Manfredonia, they are each entitled to a severance payment of six (6) month’s salary at the then-applicable base salary rate in the event that we terminate their employment without cause.

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Firestone, Ms. Heim and Mr. Manfredonia upon termination without cause. The potential payments are based on the terms of Mr. Firestone’s, Ms. Heim’s and Mr. Manfredonia’s employment agreements discussed above. For a more detailed description of the employment agreements for Mr. Firestone, Ms. Heim and Mr. Manfredonia, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination Without Cause
Lawrence Firestone	$354,041	(2)
Robert Manfredonia	$75,000	(1)(3)
Melissa Heim	$51,000	(1)(4)

(1)	Employee entitled to six months’ severance at the then applicable base salary rate.
(2)	Based on Mr. Firestone’s current annual base salary of $350,000, $250,000 paid in cash and $100,000 paid in company stock and one year of health benefits coverage.
(3)	Based on Mr. Manfredonia’s current annual base salary of $150,000.
(4)	Based on Ms. Heim’s current annual base salary.

Compensation of Directors

2019 Director Compensation

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

In October of 2019 the annual compensation program was updated to include; 1) an initial board election RSU grant of $5,000, paid one time upon appointment or election, 2) board chair premium of $5,000 and 3) annual committee member fees of $20,000.

Other than Grover Wickersham and Lawrence Firestone, who each received compensation as an executive officer as well as with respect to his service as director as described above, the following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2019.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($) (6)	Option Awards ($)	Total ($)
Trent D. Davis(3)	$55,500	(11)	$30,008	$-	$85,008
Michael M. Fleming(3)	$33,000	(8)	$30,008	-	$63,008
Jack Peterson	$47,167	(7)	$30,008	-	$77,175
Shelly A. Saunders(1)	$5,000		$-	-	$5,000
Matthew Szot(3)	$33,000	(8)	$30,008	-	$63,008
Patrick Crowley(3)	$22,000	(10)	$-	-	$22,000
David Holmes(3)	$26,000	(2)	$40,002	-	$66,002
Owen Lingley(5)	$29,000	(9)	$-	-	$29,000
Paul Shoen	$30,500	(12)	$-	-	$30,500
Shawn Willard (4)	$25,000	(13)	$-	-	$25,000
Geoffrey Gwin	$27,500	(14)	$-	-	$27,500
Stephanie Kilkenny	$17,000	(15)	$-	-	$17,000

(1)	Resigned from Board of Directors effective March 19, 2019.
(2)	Elected to receive 5,579 RSUs in lieu of cash for $21,000 earned fees. The aggregate-grant date fair value of 5,579 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $21,000. The RSUs were fully vested upon grant.
(3)	Resigned from Board of Directors effective August 8, 2019.
(4)	Resigned from Board of Directors effective November 12, 2019.
(5)	Resigned from Board of Directors effective November 18, 2019.
(6)	As of December 31, 2019, there were no unvested RSUs held by each non-employee directors.
(7)	Elected to receive 11,929 RSUs in lieu of cash for $42,167 earned fees. The aggregate-grant date fair value of 11,929 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $42,167. The RSUs were fully vested upon grant.
(8)	Elected to receive 6,509 RSUs in lieu of cash for $24,500 earned fees. The aggregate-grant date fair value of 6,509 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $24,500. The RSUs were fully vested upon grant.
(9)	Elected to receive 8,408 RSUs in lieu of cash for $29,000 earned fees. The aggregate-grant date fair value of 8,408 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $29,000. The RSUs were fully vested upon grant.
(10)	Elected to receive 4,517 RSUs in lieu of cash for $17,000 earned fees. The aggregate-grant date fair value of 4,517 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $17,000. The RSUs were fully vested upon grant.
(11)	Elected to receive 12,354 RSUs in lieu of cash for $46,500 earned fees. The aggregate-grant date fair value of 12,354 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $46,500. The RSUs were fully vested upon grant.
(12)	Elected to receive 9,531 RSUs in lieu of cash for $30,500 earned fees. The aggregate-grant date fair value of 9,531 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $30,500. The RSUs were fully vested upon grant.
(13)	Elected to receive 7,813 RSUs in lieu of cash for $25,000 earned fees. The aggregate-grant date fair value of 7,813 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $25,000. The RSUs were fully vested upon grant.
(14)	Elected to receive 8,594 RSUs in lieu of cash for $27,500 earned fees. The aggregate-grant date fair value of 8,594 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $27,500. The RSUs were fully vested upon grant.
(15)	Elected to receive 5,313 RSUs in lieu of cash for $17,000 earned fees. The aggregate-grant date fair value of 5,313 RSUs, valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant was $17,000. The RSUs were fully vested upon grant.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of March 30, 2020 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 30, 2020, we had 9,672,028 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of March 30, 2020 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

	Number of
	Common
	Shares
Name And	Beneficially		Percentage
Address (1)	Owned		Owned

5% Stockholders:
Quad Capital Management Advisors (2)	797,258		8.24%
Orca Investment Management (3)	641,216		6.63%
ARS Investment Partners LLC (4)	645,509		6.67%

Officers and Directors:
Grover T. Wickersham (5)	430,536	(6)	4.37%
Jack Peterson	95,117	(7)	1.00%
Paul Shoen	110,689		*
Geoff Gwin	11,929		*
Lawrence Firestone	22,016		*
Stephanie Kilkenny	60,868	(8)	*
Melissa Heim	42,663	(9)	*
Robert Manfredonia	76,571	(10)	*
Steven Shum	42,896		*

All directors and executive officers as a group (9 persons)	1,336,766		13.82%

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 1002 SE Water Avenue, Suite 390., Portland, Oregon 97214.
(2)

The address is 90 Park Avenue, Floor 5, New York, NY 10016. Quad Capital Management Advisors (“Quad”) is a Delaware limited liability company. Geoffrey Gwin (“Gwin”), a director of the Company, is an ordinary member of Quad and the managing member of one of the Accounts sub-advised by Quad. Gwin is the managing member to Group G Capital Partners, LLC (“Group G”) a Delaware limited liability company, and investment adviser to Group G Investments, LP. Group G beneficially owns 107,196 shares of Common Stock, acquired in the ordinary course of business. Gwin disclaims beneficial ownership of these securities except to the extent of any pecuniary interest therein.

(3)	The address is 2250 Aviation Drive, Suite 3, Roseburg, Oregon 97470
(4)	The address is 500 Fifth Avenue, 14th Floor, New York, New York 10110
(5)	Includes 157,037 shares of Common Stock owned directly by Mr. Wickersham as of July 31, 2019. In addition, Mr. Wickersham serves as the trustee of the Lindsay Anne Wickersham 1999 Irrevocable Trust (the “Irrevocable Trust”) and is a co-trustee and a lifetime beneficiary of the Grover T. and Jill Z. Wickersham 2000 Charitable Remainder Trust (the “CRUT”). The Irrevocable Trust owned 45,856 shares of Common Stock, and the CRUT owned 60,370 shares of Common Stock, as of July 31, 2019. Because Mr. Wickersham exercises voting and dispositive power over the securities owned by the Irrevocable Trust and the CRUT, he may be deemed to be the beneficial owner of the securities owned by such entities pursuant to Rule 13d-3(a) promulgated under the Act. He disclaims beneficial ownership of all of the securities owned by the Irrevocable Trust and all of the securities owned by the CRUT, except to the extent of his vested interest in the CRUT.
(6)	Includes (i) 15,189, shares of common stock issuable upon exercise of currently-exercisable warrants and (ii) 152,084 shares of common stock issuable upon exercise of stock options exercisable on or before May 18, 2020.
(7)	Includes (i) 30,383 shares of common stock held directly or indirectly by Mr. Peterson and (ii) 45,359 shares of common stock owned by Sandstrom Partners, of which Mr. Peterson is the current CEO (iii) 19,375 shares of common stock issuable upon exercise of stock options exercisable on or before May 18, 2020.
(8)	Includes 55,555 shares held directly by Patrick J. Kilkenny, Trustee of the Patrick J. Kilkenny Revocable Trust. Mr. Kilkenny is the spouse of the Reporting Person.
(9)	Includes 43,335 shares issuable upon exercise of stock options exercisable on or before May 18, 2020.
(10)	Includes 45,833 shares issuable upon exercise of stock options exercisable on or before May 18, 2020.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2019:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders (1) (2)	784,101	$5.65	668,770
Equity compensation plans not approved by security holders	—	—	—
Total	784,101	$5.65	668,770

(1)	2015 Stock Incentive Plan. On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. At December 31, 2019, there were 19,584 options issued under the Plan outstanding, with vesting schedules varying between immediate and, one (1) year from the grant date, which options vest at the rate of at least 25% in the first year, starting six months after the grant date, and 75% in year two.

(2)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan was initially set at 166,667 shares, subject to adjustment. On January 1, 2017 and pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. On January 1, 2018, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan further reset to 1,131,880 shares. On January 1, 2019, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan further reset to 1,991,350 shares. The exercise price per share of each stock option shall not be less than 100 % of the fair market value of the Company’s common stock on the date of grant. At December 31, 2019, there were 825,659 options and 527,337 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

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

Jack Peterson

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. We issued 10,025 shares valued at $40,000 (at the time of issuance) to Sandstrom Partners in 2018. On August 11, 2018, we issued 42,000 shares of common stock to Sandstrom in connection with the exercise of their 42,000 warrants in exchange for services rendered. In 2018, we paid $140,000 in cash and issued 10,025 shares of common stock to Sandstrom for work performed. In 2019, we paid $220,000 in cash and issued 61,600 shares of common stock to Sandstrom for work performed. In addition, Sandstrom Partner’s continued engagement with the Company may result in the issuance of a meaningful amount of additional shares for the payment of services during fiscal year 2020, depending in part on our stock price at issuance.

Grover Wickersham

On December 29, 2017, the Grover T. Wickersham Employees’ Profit Sharing Plan (“PSP”), an entity affiliated with our former Chief Executive Officer and Chairman, Grover Wickersham, purchased from us a promissory note bearing interest at the rate of 8% per annum (a “Promissory Note”) for aggregate consideration of $464,750. Interest is paid monthly. The Promissory Note is due on June 30, 2019 or in the event the Company completes a private or public offering of its equity or debt securities in which the gross amount raised in such financing is at least $2.0 million (a “Future Financing”), all amount due under this Promissory Note shall become due and payable within five (5) business days of the final closing of such Future Financing. In lieu of receiving the cash repayment of amounts due under this Promissory Note in connection with a Future Financing, at the option of PSP, the principal amount due and payable may be used to purchase the securities offered in the Future Financing. PSP used a balance of $379,750 to purchase the Company’s new private offering of notes with warrants. The remaining principal balance of $85,000 was paid in April 2018. The new promissory notes bear interest at 8% per annum, payable monthly on the last day of the month. The entire amount of principal and any accrued and unpaid interest is due and payable on May 1, 2021. In conjunction with this new offering, PSP was issued 37,975 warrants, exercisable at $5.40 per share. On August 9, 2018, PSP exercised the 37,975 warrants at $5.40 per share in exchange for a reduction in outstanding note principal due. $174,685 remained outstanding on the note.

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

Stephanie Kilkenny

Stephanie Kilkenny was appointed to the Board in accordance with the terms of the Asset Purchase Agreement, dated September 12, 2019 (the “Asset Purchase Agreement”), between the Company and Intersect Beverage, LLC, a California limited liability company (“Intersect”), pursuant to which the Company acquired substantially all of the assets of Intersect (the “Purchased Assets”), an importer and distributor of tequila and related products (the “Transaction”) under the brand name “Azuñia”. The Transaction closed on September 12, 2019. In connection with the Transaction, TQLA is entitled to up to 93.88% of the aggregate consideration payable under the Asset Purchase Agreement. The aggregate consideration payable under the Asset Purchase Agreement includes that number of shares of common stock of the Company, cash payments and/or promissory notes comprising (i) 1,200,000 shares of the Company’s common stock (the “Fixed Number of Shares”) and, (ii) to the extent certain revenue targets are achieved, the Initial Earnout Consideration (as defined below) and the Subsequent Earnout Consideration (as defined below) The Fixed Number of Shares will be issued 540 days following the closing date of the Transaction as follows: 850,000 shares of the Company’s common stock will be issued at a stipulated value of $6.00 per share, equivalent to $5,100,000, and the remaining 350,000 shares of the Company’s common stock will be issued at a stipulated value equal to the 20-day volume-weighted average closing price of Company common stock on September 12, 2020. In addition, upon the acquired business (which is comprised of Intersect’s business of importing and distributing tequila and related products (the “Business”)) achieving gross revenues of $3.24 million or more during the first eighteen months following closing date of the Agreement, the Company will issue as further consideration (the “Initial Earnout Consideration”) additional shares of Company common stock at a price per share equal to the 20-day volume-weighted average closing price of the Company’s common stock on the eighteen-month anniversary of the closing date of the Transaction. The number of additional shares of the Company’s common stock to be issued will be based upon a multiple of gross revenue of the Business, ranging from 3.30 to 3.50, and less the aggregate stipulated dollar value of the Fixed Number of Shares previously paid.

If the gross revenue of the acquired Business for the period commencing on the first day of the thirteenth month following the closing date of the Transaction and ending on the last day of the twenty-fourth month following the closing date of the Transaction (the “Subsequent Earnout Period”) equals or exceeds $9.45 million, the Company will pay to the members of Intersect, including up to 93.88% to TQLA, $1,500,000, either in cash or a number of shares equal to (x) $1.5 million divided by (y) the 20-day volume-weighted average closing price of the Company’s common stock on the last day of the Subsequent Earnout Period, rounded down to the nearest whole number of shares of the Company’s common stock (the “Subsequent Earnout Consideration”).

Notwithstanding anything set forth in the Asset Purchase Agreement, the Company will not be required to issue shares of common stock if, in order for the Company to issue sufficient shares to pay any portion of the aggregate consideration under the Agreement, the Company would be required to hold a vote of the Company’s stockholders pursuant to Nasdaq Listing Rules (i.e. the number of shares of common stock of the Company issuable under the Agreement would exceed 19.9% of the Company’s outstanding common stock). In the event that the Company would be required to hold a vote of the Company’s stockholders pursuant to Nasdaq Listing Rules, the Company may, at its election, issue only that number of shares of common stock which does not require such vote, and instead pay any remaining portion of the aggregate consideration in the form of cash or as a promissory note with a three-year maturity that bears interest at a rate of 6% per annum.

Any shares issued by the Company under the Asset Purchase Agreement will be issued, at the Company’s election, either (i) as registered shares under the Securities Act of 1933, as amended (the “Securities Act”) or (ii) as unregistered shares in an issuance exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. If the Company issues unregistered shares, the Company will file a re-sale registration statement on Form S-3 with the Securities and Exchange Commission for a secondary offering covering the resale of the unregistered shares. Such registration statement will be filed no later than 30 days following the date of payment of the Initial Earnout Consideration and will be amended within 30 days following the issuance of any Subsequent Earnout Consideration.

In addition, TQLA is obligated to reimburse the Company for approximately $430,000 in certain expenses associated with the transaction.

On September 16, 2019, the Company entered into a Subscription Agreement with Mrs. Kilkenny’s spouse, Patrick J. Kilkenny as Trustee For Patrick J. Kilkenny Revocable Trust (the “Kilkenny Trust”) in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, pursuant to which the Company agreed to issue and sell to the Kilkenny Trust an aggregate of 55,555 units (the “Units”) at a per unit price of $4.50. Each Unit consists of one share of the Company’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share.

Effective November 29, 2019, the Company issued to TQLA, a Secured Line of Credit Promissory Note (the “Note”) for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by TQLA. As of December 31, 2019, the Company borrowed $946,640 on the Note. The Note was repaid in full on January 16, 2020.

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

Director Independence

Generally, under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board of Directors has determined that Paul Shoen, Geoff Gwin and Stephanie Kilkenny are independent within the meaning of Nasdaq listing standards. Accordingly, a majority of our directors is independent, as required under applicable Nasdaq rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

M&K CPAS, PLLC (“M&K”) billed us $35,000 in progress fees for our 2019 annual audit, $15,450 in fees for the completion of our 2018 audit, and $22,000 and $7,000 in fees for the review of our quarterly financial statements in 2019 and 2018, respectively.

Audit Related Fees

We paid fees to M&K for assurance and related services of $22,900 and $30,500 related to other SEC filings in 2019 and 2018, respectively.

Tax Fees

For the years ended each of December 31, 2019 and 2018, the aggregate fees billed for tax compliance, by M&K were $0.

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

Item 15. EXHIBITS.

(a)	Exhibits

EXHIBIT INDEX

Exhibit Number	Description of Document
3.1	Amended and Restated Articles of Incorporation of the Registrant, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 2.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.

4.1	Form of the Registrant’s common stock certificate, filed as Exhibit 4.1 to Amendment No. 2 to Registrant’s Registration Statement on Form S-1 (SEC File No. 333-215848) (the “2017 S-1 Registration Statement”) filed on July 7, 2017 and incorporated by reference herein.
4.3	Form of Warrant to purchase common stock (included as Exhibit A to Exhibit 4.2), filed as Exhibit 4.2 to the Registrant’s Current Report on Form 8-K filed on July 7, 2016 and incorporated by reference herein.
4.4	Common Stock Purchase Warrant, filed as Exhibit 4.3 to the Registrant’s Current Report on Form 8-K filed on August 10, 2017 and incorporated by reference herein.
4.5	Form of Underwriter Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K filed on November 21, 2018 and incorporated by reference herein.
4.6	Description of the Registrant’s Securities Registered Under Section 12 of the Exchange Act of 1934*
4.7	Common Stock Purchase Warrant with Live Oak Banking Company*
4.8	Common Stock Purchase Warrant with TQLA, LLC*
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2015 and filed on October 6, 2015 and incorporated by reference herein.
10.6+	First Amendment to Employment Agreement dated November 4,2016 between Steven Shum and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s 2017 Registration Statement, filed on February 1, 2017 and incorporated by reference herein.
10.8	Lease Agreement dated February 1st, 2017 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.9	Lease Amendment dated October 30, 2018 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.10	Lease Agreement dated September 21, 2017 between Eastbank Commerce Center, LLC and the Registrant, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.14	Purchase and Assignment of Membership Interests, Assumption of Obligations, Agreement to be Bound by Limited Liability Company Agreement and Admission of Substituted Member among the Registrant, Allen Barteld and MotherLode, LLC, dated as of March 8, 2017, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K and filed on March 14, 2017 and incorporated by reference herein.
10.17	Underwriting Agreement between the Registrant and Roth Capital Partners, as representative of the several underwriters, dated August 10, 2017, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on August 10, 2017 and incorporated by reference herein.
10.18	Amended and Restated Redneck Riviera License Agreement dated May 31, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2018 and incorporated by reference herein. **
10.19	First Amendment to the Amended and Restated License Agreement with Rich Marks, LLC. * ***
10.20	Form of Eastside Distilling, Inc. 5% Promissory Note dated March 2018, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.21	Credit and Security Agreement dated May 10, 2018 between the Registrant and the KFK Children’s Trust - Jeffrey Anderson - Trustee, filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on May 14, 2018 and incorporated by reference herein.
10.22	Underwriting Agreement, dated November 20, 2018 between the Registrant and Roth Capital Partners, LLC as representative of the underwriters set forth on Schedule I thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on November 21, 2018 and incorporated by reference herein.
10.23	Merger Agreement, dated January 11, 2019 between the Registrant, Craft Acquisition Co LLC, Craft Canning LLC, Owen Lingley, and the other parties thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2019 and incorporated by reference herein.
10.24+	Amended and Restated Employment Agreement with Robert Manfredonia, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.25+	Executive Chairperson Agreement, dated May 10, 2019, between the Company and Grover Wickersham, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2019.
10.26	Asset Purchase Agreement, dated September 12, 2019, between Eastside Distilling, Inc. and Intersect Beverage, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 16, 2019 and incorporated by reference herein.
10.27	Form of Subscription Agreement, dated September 16, 2019, for the purchase of Units from Eastside Distilling, Inc filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2019 and incorporated by reference herein.
10.28	Executive Employment Agreement dated November 12, 2019 between Lawrence Firestone and the Company.*
10.29	Secured Line of Credit Promissory Note dated November 29, 2019 between the Company and TQLA, LLC.*
10.30	Factoring and Security Agreement dated December 4, 2019 ENGS Commercial Capital, LLC*
10.31	Loan Agreement dated January 15, 2020 between the Company, the other borrowers party thereto, and Live Oak Bank Company*
10.32	Exclusive Purchase Agreement dated August 16, 2019 between Agaveros Unidos de Amatitan, SA. de CV. and Intersect Beverages, LLC.* ***
10.33	Assignment, Assumption and Consent Agreement dated September 2019 between the Company, Intersect Beverages, LLC and Agaveros Unidos de Amatitan, SA. de CV.*
10.34+	CFO Consulting Agreement dated March 2, 2020 between the Company and Glenn Stuart Schreiner DBA GSS Consulting, LLC.*
14	Code of Ethics, filed as Exhibit 14 to the Registration Statement on Form S-1 (File No. 333-202033), filed on February 11, 2015 and incorporated by reference herein.
21.1	Subsidiaries of the Registrant *
23.2	Consent of M&K CPAS, PLLC, independent registered public accounting firm.*
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).*
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).*
32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Schema Linkbase Document

101.CAL*	XBRL Taxonomy Calculation Linkbase Document

101.DEF*	XBRL Taxonomy Definition Linkbase Document

101.LAB*	XBRL Taxonomy Labels Linkbase Document

101.PRE*	XBRL Taxonomy Presentation Linkbase Document

* **

Filed herewith.

Confidential status has been requested for certain portions of this exhibit pursuant to a Confidential Treatment Request filed April 2, 2017. Such provisions have been separately filed with the Commission.

***	Certain confidential portions were omitted as identified therein because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Lawrence Firestone
Lawrence Firestone
Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ G. Stuart Schreiner
G. Stuart Schreiner
Interim Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Lawrence Firestone	Chief Executive Officer,	March 30, 2020
Lawrence Firestone	and Director
(Principal Executive Officer)

/s/ G. Stuart Schreiner	Interim Chief Financial Officer	March 30, 2020
G. Stuart Schreiner	(Principal Financial and Accounting Officer)

/s/ Paul Shoen	Director	March 30, 2020
Paul Shoen

/s/ Geoff Gwin	Director	March 30, 2020
Geoff Gwin

/s/ Stephanie Kilkenny	Director	March 30, 2020
Stephanie Kilkenny

/s/ Jack Peterson	Director	March 30, 2020
Jack Peterson

