Form 10-Q
period 2020-03-31
Eastside Distilling, Inc.
filed 2020-05-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

Large accelerated filer [ ]	Accelerated filer [ ]
Non-accelerated filer [X]	Smaller reporting company [X]
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

As of May 14, 2020, 9,982,189 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2020

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2020 and December 31, 2019

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	$1,255,329	$342,678
Trade receivables	1,170,444	1,324,333
Inventories	11,056,022	12,331,133
Prepaid expenses and current assets	243,608	397,083
Current assets from discontinued operations	-	74,892
Total current assets	13,725,403	14,470,119
Property and equipment, net	4,226,576	4,687,469
Right-of-use assets	455,093	577,856
Intangible assets, net	14,546,253	14,674,790
Goodwill	28,182	28,182
Other assets, net	1,203,831	1,165,581
Non-current assets from discontinued operations	120,803	261,866
Total Assets	$34,306,141	$35,865,863

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,211,591	$2,881,185
Accrued liabilities	987,233	888,296
Deferred revenue	51,375	-
Secured trade credit facility, net of debt issuance costs	6,301,775	-
Current portion of lease liability	352,584	423,671
Current portion of notes payable	961,664	1,819,172
Current liabilities of discontinued operations	28,794	125,278
Total current liabilities	10,895,016	6,137,602
Lease liability – less current portion	200,305	274,863
Secured trade credit facility, net of debt issuance costs	-	2,961,566
Deferred consideration for Azuñia acquisition (Long Term)	15,451,500	15,451,500
Notes payable - less current portion and debt discount	3,381,534	3,594,254
Non-current liabilities of discontinued operations	96,535	112,760
Total liabilities	$30,024,890	$28,532,545

Commitments and contingencies (Note 12)	-	-

Stockholders’ equity:
Common stock, $0.0001 par value; 15,000,000 shares authorized; 9,765,826 and 9,675,028 shares issued and outstanding at March 31, 2020 and December 31, 2019, respectively	976	967
Additional paid-in capital	52,022,911	51,566,438
Accumulated deficit	(47,742,636)	(44,234,087)
Total Stockholders’ Equity	4,281,251	7,333,318
Total Liabilities and Stockholders’ Equity	$34,306,141	$35,865,863

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2020 and 2019

	2020	2019
Sales	$3,745,951	$3,460,779
Less customer programs and excise taxes	362,387	105,069
Net sales	3,383,564	3,355,710
Cost of sales	2,508,798	2,254,726
Gross profit	874,766	1,100,984
Operating expenses:
Sales and marketing expenses	1,698,761	1,219,176
General and administrative expenses	2,184,763	2,596,236
Loss on disposal of property and equipment	1,221	-
Total operating expenses	3,884,745	3,815,412
Loss from operations	(3,009,979)	(2,714,428)
Other income (expense), net
Interest expense	(303,595)	(107,410)
Loss before income taxes	(3,313,574)	(2,821,838)
Provision for income taxes	-	-
Loss from continuing operations	(3,313,574)	(2,821,838)
Loss from discontinued operations	(194,975)	(121,601)
Net loss	(3,508,549)	(2,943,439)

Basic and diluted net loss per common share	$(0.36)	$(0.32)

Basic and diluted weighted average common shares outstanding	9,754,850	9,099,382

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the three months ended March 31, 2020 and 2019

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(3,508,549)	$(2,943,439)
Loss from discontinued operations	194,975	121,601
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	645,276	315,755
Bad debt expense	56,892	-
Loss on disposal of assets	1,221	-
Lease expense	122,763	357,051
Amortization of debt issuance costs	100,945	6,865
Issuance of common stock in exchange for services by employees	253,876	48,444
Issuance of common stock in exchange for services for 3rd parties	36,671	5,475
Stock-based compensation	68,135	191,856

Changes in operating assets and liabilities:
Trade receivables	96,997	(178,367)
Inventories	1,275,111	(383,671)
Prepaid expenses and other assets	93,475	(874,507)
Accounts payable	(669,594)	(96,077)
Accrued liabilities	98,937	53,841
Deferred revenue	51,375	44,199
Net lease liabilities	(145,645)	(380,808)
Net cash used in operating activities of continuing operations	(1,227,139)	(3,711,782)
Net cash provided by (used in) operating activities of discontinued operations	(91,729)	(165,282)
Net cash used in operating activities	(1,318,868)	(3,877,064)
Cash Flows From Investing Activities:
Acquisition of business, net of cash acquired	-	(1,449,917)
Purchases of property and equipment	(36,317)	(1,067,688)
Net cash used in investing activities of continuing operations	(36,317)	(2,517,605)
Net cash provided by (used in) investing activities of discontinued operations	1,000	(38,339)
Net cash used in investing activities	(35,317)	(2,555,944)
Cash Flows From Financing Activities:
Contributed capital	-	14,000
Proceeds from secured trade credit facility	6,337,064	-
Proceeds from notes payable	91,000	-
Payments of principal on secured trade credit facility	(3,000,000)	-
Payments of principal on notes payable	(1,161,228)	(43,070)
Net cash provided by (used in) financing activities	2,266,836	(29,070)
Net increase (decrease) in cash	912,651	(6,462,078)
Cash - beginning of period	342,678	10,640,977
Cash - end of period	$1,255,329	$4,178,899

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$196,042	$75,924
Cash paid for amounts included in measurement of lease liabilities	$171,449	$170,978

Supplemental Disclosure of Non-Cash Financing Activity
Warrants issued in relation to secured trade credit facility	$97,800	$-
Fixed assets acquired through financing	$-	$300,000
Right-of-use assets obtained in exchange for lease obligations	$-	$1,072,018

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

1.	Description of Business

Eastside Distilling (the “Company,” “Eastside,” “Eastside Distilling,” “we,” “us,” or “our, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, export, market and sell a wide variety of alcoholic beverages under recognized brands. We currently employ 91 people in the United States.

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
Portland Potato Vodka – Marionberry
Portland Potato Vodka – Habanero

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
Portland Mule – Original
Portland Mule – Marionberry

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Our mission as a craft spirits company is to become capable of building unique brands and authentic craft spirits culminating in a loyal consumer base through unique differentiation on a local, regional, and potentially, national basis, leading to potential opportunities to sell our most mature brands to the tier 1 spirits houses. This strategy was first demonstrated by our licensing and launch of our Redneck Riviera Brand (RRW). This demonstrated how our team can leverage its position to launch nascent or new brands and grow them because we are able to focus and dedicate more of our attention to developing innovative products. Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states in 18 months. In September 2019, we acquired the Azuñia tequila brand and have begun to distribute this brand regionally through our national platform.

Recent Developments

Introduction of new Redneck Riviera Whiskey “Granny Rich Reserve”. In February 2019, we announced the introduction of our newest product under the Redneck Riviera trademark - Redneck Riviera Whiskey “Granny Rich Reserve”. Representing the first line extension with the Redneck Riviera Brand, Granny Rich Reserve is a premium priced blend of traditional corn whiskey, aged three years or more, blended with American single malt aged at least four years.

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

Acquisition of the high-end, luxury tequila brand, Azuñia. In September 2019, we completed the acquisition of Azuñia Tequila from Intersect Beverage. Azuñia Tequila offers four premium tequila products; Blanco Organic Tequila, Reposado Organic Tequila, Añejo Tequila, and Azuñia Black Tequila. These tequila products are primarily sold into on-premise locations throughout the western and southeastern United States. The Azuñia tequila brand provides Eastside Distilling with a second national anchor brand, along with Eastside’s Redneck Riviera Whiskey portfolio.

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

March 31, 2020

(unaudited)

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow convertible notes, extended credit terms, and equity financings. The Company has incurred a net loss of $3.5 million and has an accumulated deficit of $47.7 million as of March 31, 2020. The Company has been dependent on raising capital from debt and equity financings as well as the utilization of our inventory to meet its needs for cash flow used in operating activities. For the three months ended March 31, 2020, we raised approximately $2.3 million in additional capital through debt financing (net of repayments).

At March 31, 2020, the Company had $1.3 million of cash on hand with a positive working capital of $2.8 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, utilizing our inventory, raising additional debt or equity capital and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, we are seeking to leverage our $11.1 million inventory balance and our $1.1 million accounts receivable balance to help satisfy our working capital needs over the next 12 months. See Notes 10 and 11 to our financial statements for a description of our debt and the debt refinancing initiatives completed in the first quarter of 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of March 31, 2020, our operating results for the three months ended March 31, 2020 and 2019 and our cash flows for the three months ended March 31, 2020 and 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode, BBD, Outlandish, LLC, Redneck Riviera Whiskey Co., LLC, Craft Canning (beginning as of January 11, 2019) and the Azuñia tequila assets (beginning September 12, 2019). All intercompany balances and transactions have been eliminated in consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Segment Reporting

The Company determined its operating segment on the same basis that it uses to evaluate its performance internally. The Company has one business activity, producing, packaging, marketing and distributing alcoholic beverages and operates as one segment. The Company’s chief operating decision makers, its chief executive officer, president and chief financial officer, review the Company’s operating results on an aggregate basis for purposes of allocating resources and evaluating financial performance.

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

Revenue Recognition

Net sales include product sales, less customer programs and excise taxes. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.3 million and $0.1 million for the three months ended March 31, 2020 and 2019, respectively.

Excise Taxes

The Company is responsible for compliance with the TTB regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million and $0.05 million for the three months ended March 31, 2020 and 2019, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

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

Sales and Marketing Expenses

The following expenses are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations: media advertising costs, sales and marketing expenses, promotional costs of value added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Sales and marketing costs are expensed as incurred. Sales and marketing expense totaled $1.7 million and $1.2 million for the three months ended March 31, 2020 and 2019. The sales and marketing expenses for Redneck Riviera Whiskey in the first quarter of 2020 were $0.2 million compared to $0.9 million in 2019 for which 50% of these charges are expected to be reimbursed upon the eventual sale of the brand by the licensor if the licensing agreement remains in force. The reimbursement is payable upon the sale of the brand within the term of the agreement, which is 10 years, with a renewable option for any additional 10 years, by the licensor.

General and Administrative Expenses

The following expenses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations: salary and benefit expenses, travel and entertainment expenses for executive and administrative staff, rent and utilities, professional fees, insurance and amortization and depreciation expense. General and administrative costs are expensed as incurred. General and administrative expense totaled $2.2 million and $2.6 million for the three months ended March 31, 2020 and 2019, respectively, of which $1.0 million and $0.6 million were non-cash expenses, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0.4 and $0.2 million for the three months ended March 31, 2020 and 2019, respectively.

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with Accounting Standards Codification (“ASC”) Topic 205-20 – Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; (3) Strategic shift. During the first quarter of 2020, management made a strategic shift to focus the Company’s sale and marketing efforts on the nationally branded product platform, resulting in the decision to close / abandon all four of its retail stores in the Portland, Oregon area by March 31, 2020. This decision meets the criteria (1) - (3) for reporting discontinued operations, and as a result, the retail operations have been reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In the current year, the income, expense and cash flows from retail operations during the period they were consolidated have been classified as discontinued operations. For comparative purposes amounts in the prior periods have been reclassified to conform to current year presentation. Additionally, the assets and liabilities from retail operations are shown on the balance sheet as assets and liabilities for discontinued operations.

Income and expense related to discontinued retail operations

	March 31, 2020	March 31, 2019
Sales	$143,490	$224,921
Less excise taxes, customer programs and incentives	46,342	84,332
Net sales	97,148	140,589
Cost of sales	64,101	66,572
Gross profit	33,047	74,017
Operating expenses:
Advertising, promotional and selling expenses	2,534	114,099
General and administrative expenses	152,737	81,519
Loss on disposal of property and equipment	72,751	-
Total operating expenses	228,022	195,618
Loss from operations	(194,975)	(121,601)

Assets and liabilities related to discontinued retail operations

	March 31, 2020	December 31, 2019
Assets
Current assets:
Cash	-	$615
Trade receivables	-	1,734
Inventories	-	62,102
Prepaid expenses and current assets	-	10,441
Total current assets	-	74,892
Property and equipment, net	-	86,059
Right of use asset	117,614	164,952
Other assets	3,189	10,855
Total Assets	$120,803	$336,758

Liabilities
Current liabilities:
Accounts payable	$2,721	$56,241
Accrued liabilities	-	7,763
Deferred revenue	-	1,734
Current portion of lease liability	26,073	59,540
Total current liabilities	28,794	125,278
Lease Liability - less current portion	96,535	112,760
Total liabilities	$125,329	$238,038

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at March 31, 2020 and December 31, 2019.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At March 31, 2020 and December 31, 2019, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

None of the Company’s assets or liabilities were measured at fair value at March 31, 2020 and December 31, 2019. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, note payable, and convertible note payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At March 31, 2020 and December 31, 2019, the Company’s notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor, raw packaging material for bottling, raw cans for Craft Canning and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company has recorded no write-downs of inventory for the three months ended March 31, 2020 and 2019.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment and intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of goodwill at March 31, 2020 and determined that goodwill was not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At March 31, 2020 and December 31, 2019, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the three months ended March 31, 2020 and 2019.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2012.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the three months ended March 31, 2020 and 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $500,000 or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC 860, we have concluded that these agreements have met all three conditions identified in ASC 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $2.5 million of invoices and incurred $0.04 million in fees associated with the factoring programs during the three months ended March 31, 2020. At March 31, 2020, the Company had $1.0 million factored invoices outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Recently Adopted Accounting Pronouncements

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

In January 2017, the FASB issued ASU 2017-04, Intangibles-Goodwill and Other (Topic 350) – Simplifying the Test for Goodwill Impairment (“ASU 2017-04”). ASU 2017-04 will simplify the subsequent measurement of goodwill by eliminating Step 2 from the goodwill impairment test. Current guidance requires that companies compute the implied fair value of goodwill under Step 2 by performing procedures to determine the fair value at the impairment testing date of its assets and liabilities following the procedure that would be required in determining the fair value of assets acquired and liabilities assumed in a business combination. ASU 2017-04 will require companies to perform annual or interim goodwill impairment tests by comparing the fair value of a reporting unit with its carrying amount and recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. However, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. ASU 2017-04 will be effective for fiscal years beginning after December 15, 2019, including interim periods within those fiscal years, and will be applied prospectively. Early adoption of this standard is permitted. The Company adopted ASU 2017-04 as of January 1, 2020. The Company does not believe the adoption of ASU 2017-04 had any material impact on its consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

4.	Business Acquisitions

During the fiscal year 2019, the Company completed the following acquisitions:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning + Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s consolidated financial statements for the three months ended March 31, 2020 include Craft Canning’s results of operations. For the three months ended March 31, 2019, Craft Canning’s results of operations are included from the acquisition date of January 11, 2019 through March 31, 2019. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

The Company incurred acquisitions costs of $0.1 million during the three months ended March 31, 2019 that have been recorded in general and administrative expenses on the consolidated statement of operations. The results of the Craft acquisition are included in our consolidated financial statements from the date of acquisition through March 31, 2019. The revenue and net loss of Craft operations included in our condensed consolidated statements of operations were $1.5 million and ($0.1) million, for the three months ended March 31, 2020. The revenue and net income (including transaction costs) of Craft operations included in our condensed consolidated statements of operations were $1.5 million and $0.1 million, for the period from January 11, 2019 through March 31, 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Azuñia Tequila

On September 12, 2019, the Company completed the acquisition of the Azuñia Tequila brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Company’s consolidated financial statements for the three months ended March 31, 2020 include the Azuñia Tequila assets and results of operations.

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

The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired based upon their estimated fair values on the acquisition date. The Company estimated the purchase price based on weighted probabilities of future results and recorded deferred consideration payable of $12.8 million on the acquisition date that will be remeasured to fair value at each reporting date until the contingencies are resolved, with the changes in fair value recognized in earnings. The Company remeasured the deferred consideration payable for the period ended December 31, 2019 and increased the liability by $2.7 million to a balance of $15.5 million. No adjustment was made to the deferred consideration payable for the period ended March 31, 2020.

The following allocation of the purchase price is as follows:

Consideration given:
Deferred consideration payable	$12,781,092
Total value of acquisition	$12,781,092

Assets acquired:
Inventories, net	$836,026
Intangible assets - brand	11,945,066
Total	$12,781,092

Intangible assets are recorded at estimated fair value, as determined by management based on available information. The fair value assigned to the brand intangible asset was determined through the use of the market approach. The major assumptions used in arriving at the estimated identifiable intangible asset value included category averages for comparable acquisitions, including multiples of annual sales and dollars per case sold. The brand has an indefinite life and will not be amortized.

The results of the Azuñia Tequila asset acquisition are included in our consolidated financial statements for the three months ended March 31, 2020. The sales of Azuñia Tequila products included in our condensed consolidated statements of operations were $1.0 million for the three months ended March 31, 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the three months ended March 31, 2019 assume that both acquisitions of Craft Canning + Bottling and Azuñia Tequila were completed on January 1, 2019:

2019
Pro forma sales	$4,702,860
Pro forma net loss	(3,654,156)
Pro forma basic and diluted net loss per share	$(0.40)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisitions.

5.	Inventories

Inventories consist of the following:

	March 31, 2020	December 31, 2019
Raw materials	$8,658,892	$9,336,304
Finished goods	2,397,130	2,994,829
Total inventories	$11,056,022	$12,331,133

6.	Property and Equipment

Property and equipment consists of the following:

	March 31, 2020	December 31, 2019
Furniture and fixtures	$4,480,933	$4,464,011
Leasehold improvements	1,654,623	1,654,622
Vehicles	689,930	689,930
Construction in progress	86,887	98,252
Total cost	6,912,373	6,906,815
Less accumulated depreciation	(2,685,797)	(2,219,346)
Property and equipment - net	$4,226,576	$4,687,469

Purchases of property and equipment totaled $0.04 million and $1.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. Depreciation expense totaled $0.5 million and $0.2 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at March 31, 2020 and December 31, 2019 consists of the following:

	March 31, 2020	December 31, 2019
Permits and licenses	$25,000	$25,000
Azuñia brand	11,945,066	11,945,066
Customer lists	3,246,748	3,246,748
Goodwill	28,182	28,182
Total intangible assets and goodwill	15,244,996	15,244,996
Less accumulated amortization	(670,561)	(542,024)
Intangible assets and goodwill - net	$14,574,435	14,702,972

Amortization expense totaled $0.1 million and $0.1 million for the three months ended March 31, 2020 and March 31, 2019, respectively. The permits and license, Azuñia brand and goodwill have all been determined to have indefinite life and will not be amortized. The customer list is being amortized over a seven-year life.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

8.	Other Assets

Other assets consist of the following:

	March 31, 2020	December 31, 2019
Product branding	$869,000	$809,000
Notes receivable	450,000	450,000
Deposits	42,687	42,687
Total other assets	1,361,687	1,301,687
Less accumulated amortization	(157,856)	(136,106)
Other assets - net	$1,203,831	$1,165,581

As of March 31, 2020, the Company had $0.9 million of capitalized costs related to services provided for the rebranding of its existing product line and branding of new product lines. This amount is being amortized over a seven-year life. The deposits represent office lease deposits.

As of March 31, 2020, the Company had notes receivable from Wineonline.com for $450,000 which mature on August 25, 2020. The interest rate on these notes is 5% and will be payable at maturity. The Company is currently in discussion with Wineonline.com to determine collectability.

Amortization expense totaled $0.02 million and $0.01 million for the three months ended March 31, 2020 and March 31, 2019, respectively.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2023. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of $920,805, lease liabilities of $1,110,445, and a net adjustment to retained earnings of $187,353 upon adoption on January 1, 2019. Right-of-use assets and lease liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of March 31, 2020, the right-of-use assets and lease liabilities were $0.6 million and $0.7 million, respectively. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Aggregate lease expense for the three-months ended March 31, 2020 was $0.2 million, consisting of $0.2 million in lease expense for lease liabilities recorded on the Company’s balance sheet and $0.0 million in short-term lease expense.

Maturities of lease liabilities as of March 31, 2020 are as follows:

	Operating Leases	Weighted-Average Remaining Term in Years
2020	$347,070
2021	292,635
2022	37,477
Thereafter	38,564
Total lease payments	715,746
Less imputed interest (based on 6.3% weighted- average discount rate	(50,819)
Present value of lease liability	$664,927	1.8

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

10.	Notes Payable

Notes payable consists of the following:

	March 31, 2020	December 31, 2019
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	2,300,000
Convertible note payable bearing interest at 9.00%. The note principal, plus any accrued and unpaid interest is due December 31, 2020. The note has a voluntary conversion feature where in the event of an equity offering of at least $1,000,000 at a purchase price of at least $4.25 (subject to adjustment), the noteholder shall have the right to participate in the financing by converting all outstanding principal and accrued and unpaid interest on this note into the securities to be sold in the offering.	254,075	254,075
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	513,002	649,774
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	164,974	176,571
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of December 31, 2019.	240,287	265,509
Promissory note payable under a revolving line of credit bearing variable interest starting at 5.5%. The note has a 12-month term with principal and accrued interest due in lump sum in July 2020. The borrowing limit is $250,000. The note is secured by the assets of Craft Canning.	141,000	50,000
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	174,128	183,202
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	267,981	281,802
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	281,794	295,463
Secured line of credit promissory note for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. The obligations of the Company under the Note are secured by certain inventory of the Company and its subsidiaries and the Company’s membership interests in Craft Canning. In addition, the Note is guaranteed by the Company’s subsidiaries Craft Canning and Big Bottom Distilling. The Note and the accompanying guaranty restrict Craft Canning from incurring any new indebtedness, other than trade debt incurred in the ordinary course of business, until the Note is repaid in full. The obligations under the Note are subordinate and junior in right and priority of payment to the Company’s obligations under the Company’s Credit and Security Agreement with the KFK Children’s Trust dated May 10, 2018. The Note was paid in full in January 2020.	-	946,640
Promissory notes payable bearing interest between 2.99% - 3.14%. The notes have 60-month terms with maturity dates between February 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan.	5,957	10,390
Total notes payable	4,343,198	5,413,426
Less current portion	(961,664)	(1,819,172)
Long-term portion of notes payable	$3,381,534	$3,594,254

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

The Company paid $0.06 million and $0.03 million in interest on notes for the three months ended March 31, 2020 and 2019, respectively.

Maturities on notes payable as of March 31, 2020, are as follows:

Year ending December 31:

2020	$748,943
2021	2,871,525
2022	399,138
Thereafter	323,592
$4,343,198

11.	Secured Credit Facility

On January 15, 2020, the Company entered into a loan agreement (the “Loan Agreement”) between the Company which includes its wholly-owned subsidiaries MotherLode LLC, an Oregon limited liability company, Big Bottom Distilling, LLC, an Oregon limited liability company, Craft Canning + Bottling, LLC, an Oregon limited liability company, Redneck Riviera Whiskey Co., LLC, a Tennessee limited liability company, and Outlandish Beverages LLC, an Oregon limited liability company collectively, (the “Borrowers” and each a “Borrower”) and Live Oak Banking Company, a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Borrowers and to provide funding for general working capital purposes. Under the Loan Agreement, the Lender has committed to make up to two loan advances to the Borrowers in an aggregate principal amount not to exceed the lesser of (i) $8,000,000 and (ii) a borrowing base equal to 85% of the appraised value of the Borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by the Borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Loan”).

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

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.06 million in interest as of March 31, 2020.

The Loan Agreement contains affirmative and negative covenants that include covenants restricting each Company’s ability to, among other things, incur indebtedness, grant liens, dispose of assets, merge or consolidate, make investments, or enter into restrictive agreements, subject to certain exceptions.

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

In connection with the Loan Agreement, the Company issued to the Lender a warrant to purchase up to 100,000 shares of the Company’s common stock at an initial exercise price of $3.9425 per share (the “Warrant”). The Warrant expires on January 15, 2025. In connection with the issuance of the Warrant, the Company granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions.

On January 16, 2020, in connection with the Company’s consummation of the Loan Agreement, Eastside repaid in full and terminated the Secured Line of Credit Promissory Note that Eastside had issued to TQLA, LLC (“Holder”) on November 29, 2019 (the “TQLA Note”). Since Eastside repaid the TQLA Note in full prior to its maturity date, the Common Stock Purchase Warrant that Eastside had issued to Holder on November 29, 2019 is not be exercisable and is cancelled. No prepayment or early termination penalties were incurred by Eastside as a result of repaying the TQLA Note. In addition, Eastside repaid in full and terminated the $3,000,000 credit and security agreement (the “Credit and Security Agreement”), by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee (the “Lender”). The Company paid $27,015 in interest on the TQLA Note and $17,117 in interest on the Credit and Security Agreement during the first quarter of 2020.

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those defaults included the failure to timely deliver information and its belief that we owe certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. However, the Lender did not declare an event of default as of the filing date of this Form 10-Q. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. The Company is currently working with the Lender for resolution.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

12.	Commitments and Contingencies

Legal Matters

We were party to the legal proceeding described below. In addition, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

On October 22, 2019, a complaint was filed against the Company in the Circuit Court of Oregon, County of Multnomah by two former employees, Laurie Branch and Justina Thoreson. The complaint also named as defendants certain current and former officers and employees of the Company. The complaint is captioned Branch et al. v. Eastside Distilling, Inc. et al., case number 19-CV-45716, and alleged, among other things, that the Company and certain current and former officers and employees engaged in sex discrimination, retaliation for reporting sexual discrimination, sexual harassment, and aiding and abetting unlawful discrimination. This litigation was successfully mediated on March 20, 2020 and has been settled. The Company’s insurer accepted initial defense of this matter, with a reservation of rights. The Company paid $100,000 retention for the claim.

13.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at March 31, 2020 and 2019. The numerators and denominators used in computing basic and diluted net loss per common share in 2020 and 2019 are as follows:

	Three months ended March 31,
	2020	2019
Net loss attributable to common shareholders (numerator)	$(3,508,549)	$(2,943,439)
Weighted average shares (denominator)	9,754,850	9,099,382
Basic and diluted net loss per common share	$(0.36)	$(0.32)

14.	Stockholder’s Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	9,675,028	$967	$51,566,438	$(44,234,087)	$7,333,318
Issuance of common stock for services by third parties	11,460	1	36,670	-	36,671
Issuance of common stock for services by employees	79,338	8	253,868	-	253,876
Amortization of non-deal warrant grants	-	-	7,976	-	7,976
Issuance of warrants for secured credit facility	-	-	97,800	-	97,800
Stock-based compensation	-	-	60,159	-	60,159
Net loss attributable to common shareholders	-	-	-	(3,508,549)	(3,508,549)
Balance, March 31, 2020	9,765,826	$976	$52,022,911	$(47,742,636)	$4,281,251

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

Issuance of Common Stock

In January 2020, the Company issued 90,798 shares of common stock to directors, employees and consultants for stock-based compensation of $290,547. The shares were valued using the closing share price of our common stock on the date of grant of $3.20 per share.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2020, the number of shares available for grant under the 2016 Plan reset to 2,887,005 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of March 31, 2020, there have been 640,825 options and 618,135 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At March 31, 2020, there were 5,417 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options that are not registered under a formal option plan. At March 31, 2020, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the three months ended March 31, 2020 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	784,101	$5.65
Options granted	-	$-
Options exercised	-	$-
Options canceled	(199,001)	$6.92
Outstanding at March 31, 2020	585,100	$5.22

Exercisable at March 31, 2020	429,975	$5.03

The aggregate intrinsic value of options outstanding at March 31, 2020 was $0.

At March 31, 2020, there were 155,125 unvested options with an aggregate grant date fair value of $383,412. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at March 31, 2020 was $0. During the three months ended March 31, 2020, 36,264 options became vested.

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

March 31, 2020

(unaudited)

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

The Company did not issue any additional options during the three months ended March 31, 2020.

For the three months ended March 31, 2020 and 2019, total stock compensation expense related to stock options was $60,159 and $191,856, respectively. At March 31, 2020, the total compensation cost related to stock options not yet recognized is approximately $383,412, which is expected to be recognized over a weighted-average period of approximately 1.63 years.

Warrants

During the three months ended March 31, 2020, the Company issued an aggregate of 100,000 common stock warrants in connection with the Secured Credit Facility from Live Oak Bank. The estimated fair value of the warrants of $97,800 was recorded as debt issuance cost and will be amortized to interest expense over the maturity period of the secured credit facility, with $24,450 recorded in the three months ended March 31, 2020. Warrants issued to three shareholders during 2017 and 2018 vest quarterly for 3 years and resulted in $7,976 worth of amortization expense for the quarter ending March 31, 2020.

The estimated fair value of the warrants at issuance was based on a combination of closing market trading price on the date of issuance for the warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	40%
Risk-free interest rate	1.54%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$3.20

No warrants were exercised during the three months ended March 31, 2020.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2019	736,559	1.18 years	$6.95	$-

Three months ended March 31, 2020:
Granted	100,000	4.79 years	$3.94	$-
Exercised	-	-	$-	-
Forfeited and cancelled	(146,262)	2.00 years	$7.80	-

Outstanding at March 31, 2020	690,297	1.32 years	$6.95	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

(unaudited)

15.	Related Party Transactions

The following is a description of transactions since January 1, 2019 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years which was $311,118 and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

On June 11, 2019, our Board appointed Owen Lingley to the Board to fill an existing vacancy on the Board effective immediately. Owen Lingley is the founder of Craft Canning, LLC, which was acquired by the Company on January 11, 2019 and subsequently changed its name to Craft Canning + Bottling LLC. In connection with the acquisition of Craft Canning, Mr. Lingley received $1,843,200 in cash, 338,212 shares of common stock of the Company and a promissory note in the aggregate principal amount of $731,211, which bears interest at a rate of 5% per annum and matures on January 11, 2022. The shares acquired by Mr. Lingley in connection with the acquisition of Craft Canning are subject to a one-year lock-up restriction and have “piggyback” registration rights effective after the one-year lock-up. Mr. Lingley resigned from the Board on November 18, 2019.

In addition, the Company also issued to Mr. Lingley a warrant to purchase 146,262 shares of common stock of the Company at $7.80 per share and an exercise period of three years. The shares of common stock issuable upon exercise of the warrant will be subject to the same “piggyback” registration rights as the shares received in connection with the acquisition of Craft Canning, described above.

Following the acquisition of Craft Canning, Mr. Lingley became non-executive Chairman of Craft Canning and was party to a consulting agreement with the Company. Under his consulting agreement with the Company, Mr. Lingley was to receive annual cash compensation of $75,000 per year. Mr. Lingley resigned as non-executive Chairman of Craft Canning in January 2020, and under the terms of his consulting agreement 146,262 warrants were cancelled.

On October 24, 2019, our Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Mrs. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the asset purchase agreement. Subject to compliance with applicable Nasdaq rules, aggregate the initial consideration will be payable approximately 18 months following the closing and will consist of 850,000 shares of Company common stock at a stipulated value of $6.00 per share, 350,000 shares of Company common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

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

Effective November 29, 2019, the Company issued to TQLA, LLC, a California limited liability company (“Holder”), a Secured Line of Credit Promissory Note (the “Note”) for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. As of December 31, 2019, the Company has borrowed $946,640 on the Note. Stephanie Kilkenny, a director of the Company, owns and controls TQLA, LLC with her spouse. The Company’s Audit Committee approved the transaction. The Note was paid in full in January 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

March 31, 2020

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

On April 15, 2020, Eastside Distilling, Inc. (the “Company”) entered into a loan agreement with Live Oak Banking Company (the “Eastside Loan”) under the Paycheck Protection Program (“PPP”), and on April 13, 2020 Craft Canning + Bottling, LLC (“Craft Canning”), a subsidiary of the Company, entered into a loan agreement with Live Oak Banking Company under the PPP (the “Craft Canning Loan,” and together with the Eastside Loan, the “PPP Loans”). The Paycheck Protection Program was established under the recently congressionally-approved Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) and is administered by the U.S. Small Business Administration. The Eastside Loan is evidenced by a promissory note in the amount of $1,044,500 and matures on April 15, 2022. The Craft Canning Loan is evidenced by a promissory note in the amount of $393,600 and matures on April 13, 2022. Each of the PPP Loans has a 1.00% interest rate and is subject to customary events of default including, among other things, payment defaults. Under the terms of the CARES Act, PPP loan recipients can apply for and be granted forgiveness for all or a portion of loans granted under the PPP. Such forgiveness will be determined, subject to limitations, based on the use of loan proceeds for payroll costs and mortgage interest, rent and utility costs.

On April 6, 2020, the Company issued 216,363 shares of common stock under the 2016 Plan to directors, employees and consultants for stock-based compensation of $238,800. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.10 per share.

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those defaults included the failure to timely deliver information and its belief that we owe certain taxes, and did not relate to any failure to pay amounts owing under the Loan Agreement. However, the Lender did not declare an event of default as of the filing date of this Form 10-Q. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. The Company is currently working with the Lender for resolution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about:

●	Our ability to achieve any financing and working capital;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, and consumer demand, and the Company’s results of operations, liquidity, capital resources, and general performance in the future;
●	Our business mission, strategy and operations and continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our ability to retain, market and grow our existing brands, including Redneck Riviera Whiskey and Azuñia tequila and the effect that may have on other brands, and our ability to profitably sell our brands;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to financially support the brands in the market;
●	Our advertising and promotional expenses, including our expectation that we will recoup 50% of certain sales and marketing for Redneck Riviera Whiskey upon the eventual sale of the brand by the licensor;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capabilities to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies and the application of, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains) or changes in related reserves, changes in tax rules or accounting standards;
●	Our ability to expand our company and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to position our brands as attractive acquisition candidates;

●	Our ability to realize the anticipated benefits of our canned beverage, mobile canning and bottling operations and expected growth in the canned beverages industry;
●	Our ability to attract and retain key executive or employee talent;
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements; and
●	Our operations, financial performance and results of operations.

You should not place undue certainty on these forward-looking statements which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2019 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission.

Use of Non-GAAP Financial Information – Certain matters discussed in this report, including the information presented in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include measures that are not measures of financial performance under U.S. Generally Accepted Accounting Principles (GAAP). These non-GAAP measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similarly titled measures presented by other companies. In Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” we present the reasons we use these measures under the heading of “Non-GAAP Financial Measures,” and reconcile these measures to the most closely comparable GAAP measures under the heading “Results of Operations – Year-Over-Year Comparisons.”

Business Overview

Eastside Distilling (the “Company,” “Eastside Distilling,” “we,” “us,” or “our, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, export, market and sell a wide variety of alcoholic beverages under recognized brands. We currently employ 91 people in the United States.

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
Portland Potato Vodka - Habanero

Whiskey
Redneck Riviera Whiskey
Redneck Riviera Whiskey - Granny Rich Reserve
Burnside Oregon Oaked Rye Whiskey
Burnside West End Blend Whiskey
Burnside Goose Hollow Bourbon
Burnside Oregon Oaked Bourbon
Burnside Buckman RSV 10 Year Bourbon
Marionberry Whiskey
Big Bottom Barlow Whiskey
Big Bottom Barlow Port Whiskey
Big Bottom Delta Rye
Big Bottom American Single Malt
Big Bottom Zin Cask Bourbon
Barrel Hitch American Whiskey

Special
Advocaat Holiday Egg Nog

Ready-to-Drink
Redneck Riviera Howdy Dew!
Portland Mule - Original
Portland Mule - Marionberry

Our mission as a craft spirits company is to become capable of building unique brands and authentic craft spirits culminating in a loyal consumer base through unique differentiation on a local, regional, and potentially, national basis, leading to potential opportunities to sell our most mature brands to the tier 1 spirits houses. This strategy was first demonstrated by our licensing and launch of our Redneck Riviera Brand (RRW). This demonstrated how our team can leverage its position to launch nascent or new brands and grow them because we are able to focus and dedicate more of our attention to developing innovative products. Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states in 18 months. In September 2019, we acquired the Azuñia tequila brand and have begun to distribute this brand regionally through our national platform.

In May 2017, we used our shares to acquire 90% of Big Bottom Distilling, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “ultra-premium segment” of the market. In December 2018, we acquired the remaining 10% of BBD. In September 2019, we also acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017 and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”), which we acquired in January 2019, we provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our mobile canning operations to profit from the rapid growth in the canned beverages industry (beer, wine, spirit-based RTD’s). As the COVID-19 pandemic developed, craft brewers turned to mobile canning to support their operations as the market transitioned from keg beer to canned beer.

Recent Developments

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

COVID-19. As a result of the COVID-19 pandemic and governmental and self-imposed restrictions, there has been a shift in on and off premise demand. On-premise business such as bars and restaurants have been closed leading to a decline in demand of the Azuñia brand which has been a predominately on premises brand that we are actively seeking to expand wholesale. While off premise business has seen an increase in spirits sales, the customer focus has been on major brands and larger format bottles which we do not currently have on the national platform. However, in Oregon, the Portland Potato Vodka 1.75 liter has shown a dramatic increase in sales.

Available Information

Our executive offices are located at 1001 SE Water Ave, Suite 390, Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

Results of Operations

Overview

Consolidated Statements of Operations Data for the Three Months Ended March 31, 2020 and 2019	2020	2019	Variance	% Change
Sales	$3,745,951	$3,460,779	$285,172	8.2%
Less customer programs and excise taxes	362,387	105,069	257,318	244.9%
Net sales	3,383,564	3,355,710	27,854	0.8%
Cost of sales	2,508,798	2,254,726	254,072	11.3%
Gross profit	874,766	1,100,984	(226,218)	(20.5)%
Sales and marketing expenses	1,698,761	1,219,176	479,585	39.3%
General and administrative expenses	2,184,763	2,596,236	(411,473)	(15.8)%
Loss on disposal of property and equipment	1,221	-	1,221	-
Total operating expenses	3,884,745	3,815,412	69,333	1.8%
Loss from operations	(3,009,979)	(2,714,428)	(295,551)	10.9%
Interest expense	(303,595)	(107,410)	(196,185)	182.7%
Loss from discontinued operations	(194,975)	(121,601)	(73,374)	60.3%
Net loss	$(3,508,549)	$(2,943,439)	$(565,110)	19.2%
Gross margin	26%	33%	(7)%	(21.0)%
Redneck Riviera Whiskey reimbursable marketing expenses	$144,316	$581,816	$(437,500)	(75.2)%
Non-cash operating expenses	$1,144,096	$582,476	$561,620	96.4%

Since 2018, Eastside Distilling has transformed from a small regional craft distiller serving the northwest, principally Oregon, to a nationally recognized purveyor of high quality above premium spirit brands throughout the United States with distribution in the major chains and retail outlets covering 49 states. We grew both organically and through brand licensing and acquisitions as we grew Redneck Riviera Whiskey from zero at the beginning of 2018 to approximately 27,000 cases for 2019 in less than two years, and 4,632 cases for the first three months of 2020. Additionally, we introduced three brand extensions and completed two acquisitions in 2019, as we acquired the business of Craft Canning and the Azuñia tequila brand, adding growth in spirits and non-spirits sales.

We have expanded distribution to approximately 10,000 points of distribution for Redneck Riviera Whiskey, which we consider to be our gateway to grow our other brands regionally through our national platform. We believe we are also positioned to simplify our business model and manage both an in-house and outsourced scalable production model and outsourced fulfillment and logistics to keep up with demand. Our mission as a craft spirits company is to become capable of building unique brands and authentic craft spirits culminating in a loyal consumer base through unique differentiation on a local, regional, and potentially, national basis, leading to potential opportunities to sell our most mature brands to the tier 1 spirits houses.

On December 9, 2019, Redneck Riviera Whiskey Co., LLC, a Tennessee limited liability company (“Licensee”) and a wholly-owned subsidiary of Eastside Distilling, Inc., executed a First Amendment (the “First Amendment”) to the Amended and Restated License Agreement (the “License Agreement”), among Rich Marks, LLC, a Delaware limited liability company (“Licensor”), Licensee, John D. Rich tisa Trust u/a/d March 27, 2018, Dwight P. Wiles, Trustee, and Eastside Distilling, Inc. (the “Company). Under the License Agreement, the Licensor is required to reimburse the Licensee for 50% of the designated marketing expenses incurred. The reimbursement is payable upon the sale of the brand within the term of the agreement, which is 10 years, with a renewable option for any additional 10 years, by the licensor, and is thus deemed to be a contingent asset. For the three months ended March 31, 2020 and 2019, the amount reimbursable related to the 50% Redneck Riviera Whiskey marketing reimbursement agreement was $0.1 million and $0.6 million, respectively.

(Dollars in thousands)	Three Months Ended March 31, 2020		Three Months Ended March 31, 2019
	Company	Reimbursable RRW Marketing	Company	Reimbursable RRW Marketing
Customer programs and excise taxes	363	92	105	86
Sales and marketing expenses	1,699	197	1,219	945
Total	2,062	289	1,324	1,031

During the first quarter of 2020, the Company focused its sales and marketing efforts on the distribution of our brands through the national platform, resulting in the decision to close all four of its retail stores in Portland, Oregon by March 31, 2020. The retail operations have been reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In the current year, the income, expense and cash flows from retail operations during the period they were consolidated have been classified as discontinued operations. For comparative purposes amounts in the prior periods have been reclassified to conform to current year presentation.

Three Months Ended March 31, 2020 Compared to the Three Months Ended March 31, 2019

Sales

Our sales for the three months ended March 31, 2020 increased to $3.7 million, or approximately 8%, from $3.5 million for the three months ended March 31, 2019. The following table compares our sales in the three months ended March 31, 2020 and 2019, and excludes the Retail / Special Events sales that have been classified as Discontinued Operations:

	Three Months Ended March 31,
	2020		2019
Wholesale	$2,246,075	60%	$1,467,189	42%
Private Label (Co-packing)	1,499,876	40%	1,993,590	58%
Total	$3,745,951	100%	$3,460,779	100%

The increase in sales in the three months ended March 31, 2020 is primarily driven by increases in wholesale sales. Wholesale sales increased primarily due to the acquisition of the Azuñia tequila brand in September 2019, which accounted for $1.0 million increase over last year, sales of Redneck Riviera Whiskey products decreased to $0.6 million in the three months ended March 31, 2020 from $0.9 million in the three months ended March 31, 2019. Our private label sales decreased year over year due to slowdowns in co-packing and mobile bottling sales, partially offset by increases in mobile canning sales. In addition, the private label sales for the three months ended March 31, 2019 included $0.3 million of one-time bulk spirit inventory sales. The shift in demand for craft beer in cans vs. kegs has driven demand exiting the first quarter due to COVID-19.

Customer programs and excise taxes

Customer programs and excise taxes for the three months ended March 31, 2020 increased to $0.4, or approximately 245%, from $0.1 for the comparable 2019 period. The increase was attributable to higher federal excise taxes due related to increased wholesale sales, as well as an increase in customer programs due to increased distribution. The customer programs for Redneck Riviera Whiskey in the first quarter of 2020 were $0.3 million compared to $1.0 million in 2019 for which 50% of these charges are expected to be reimbursed upon the eventual sale of the brand by the licensor if the licensing agreement remains in force. The reimbursement is payable upon the sale of the brand within the term of the agreement, which is 10 years, with a renewable option for any additional 10 years, by the licensor.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. During the three months ended March 31, 2020, cost of sales increased to $2.5 million, or approximately 11%, from $2.3 million for the three months ended March 31, 2019. The increase is attributable to the costs associated with our increased sales in the period as well as a change in product mix with increased sales of goods that carry a higher cost of sales and decreased sales of services that carry a lower cost of sales. The cost of sales we reported in both the first quarter of 2020 and 2019 are based on small production lots. Our objective is to achieve economies of scale as we continue to focus on our operations and with the objective to drive improvement in our per unit cost of sales, which is likely to include expanding our outsourced production.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
	2020	2019

Gross profit	$874,766	$1,100,984
Gross margin	26%	33%

Gross Margin

Our gross margin of 26% of net sales in the three months ended March 31, 2020 decreased from our gross margin of 33% for the three months ended March 31, 2019 primarily due to a change in product and services mix, higher raw material costs, and unabsorbed manufacturing overhead related to lower wholesale production levels. The gross margin of the Azuñia tequila products in the first quarter was significantly lower than our corporate average for the spirits products and therefore accounts for 4% of the decline in gross margin from 2019 to 2020. In addition, unabsorbed production allocation of $0.1 million reduced gross margin for the first quarter of 2020 by 3%. Our goal is to improve our overall gross margin by increasing the efficiencies of our production facility and evaluate outsourced production as a means to lower cost of goods sold. As we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product and service sales mix and the related customer programs, which are subject to seasonal fluctuations and the competitive environments.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2020 increased to $1.7 million, or approximately 39%, from $1.2 million for the three months ended March 31, 2019. This increase is primarily due to increased tactical marketing spend of $0.2 million related to the Azuñia brand and our increased sales compensation of $0.7 million in 2020 from $0.6 million in 2019 as we increased our national sales force and as a result of the Azuñia acquisition. The sales and marketing expenses for Redneck Riviera Whiskey in the first quarter of 2020 were $0.2 million compared to $0.9 million in 2019 for which 50% of these charges are expected to be reimbursed upon the eventual sale of the brand by the licensor if the licensing agreement remains in force. The reimbursement is payable upon the sale of the brand within the term of the agreement, which is 10 years, with a renewable option for any additional 10 years, by the licensor.

General and Administrative Expenses

(Dollars in thousands)

	Three Months Ended March 31,
General and administrative expenses	2020		2019
Compensation and benefits	$596,563	27%	$835,704	32%
Legal and professional	$225,766	10%	$463,496	18%
Rent, insurance and other	$389,560	18%	$740,984	29%
Stock-based compensation & stock for services (non-cash)	$327,597	15%	$240,299	9%
Depreciation and amortization (non-cash)	$645,277	30%	$315,753	12%
Total general and administrative expense	$2,184,763	100%	$2,596,236	100%

General and administrative expenses for the three months ended March 31, 2020 decrease to $2.2 million, or approximately 16%, from $2.6 million for the three months ended March 31, 2019. This decrease is primarily due to a decrease in compensation and benefits, legal and professional fees and rent, insurance and other miscellaneous general and administrative costs and is offset by higher non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Expenses

Total other expense, net was $0.3 million for the three months ended March 31, 2020, compared to $0.1 million for the three months ended March 31, 2019, an increase of 183%. This increase was primarily due to higher interest expense on an increased notes payable, secured line of credit and accounts receivable factoring programs in 2020.

Net Loss

Net loss attributable to common shareholders during the three months ended March 31, 2020 was $3.5 million as compared to a loss of $2.9 million for the three months ended March 31, 2019. The increase in our net loss was primarily attributable to our higher customer programs, cost of sales and sales and marketing expense during 2020, primarily to support the recently acquired Azuñia brand, and were partially offset by an increase in sales and a reduction in general and administrative expense.

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

For the three months ended March 31, 2020 and 2019, we incurred a net loss of approximately $3.5 million and $2.9 million, respectively, and had an accumulated deficit of approximately $47.7 million as of March 31, 2020. We have been dependent on raising capital from debt and equity financings and utilization of our inventory to meet our needs for cash flow used in operating activities. For the three months ended March 31, 2020, we raised approximately $2.3 million in additional capital through equity and debt financing (net of repayments). See Notes 10 and 11 to our financial statements for a description of our debt. In addition, for the three months ended March 31, 2020, we consumed $1.3 million of our inventories.

To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, the Company applied for and has received a loan under the U.S. government Paycheck Protection Program. On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the Paycheck Protection Program. Should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the Paycheck Protection Program loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those defaults included the failure to timely deliver information and its belief that we owe certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. However, the Lender did not declare an event of default as of the filing date of this Form 10-Q. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. The Company is currently working with the Lender for resolution.

At March 31, 2020, we had approximately $1.3 million of cash on hand with a positive working capital of $2.8 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, we are seeking to further leverage our $11.1 million inventory balance and our $1.1 million accounts receivable balance to help satisfy our working capital needs over the next 12 months. See Notes 10, 11 and 16 to our financial statements for a description of our debt and the debt financing initiatives completed in the first and second quarters of 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow related information for the three months ended March 31, 2020 and 2019 are as follows:

	Three Months Ended March 31,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$(1,318,868)	$(3,877,064)
Investing activities	$(35,317)	$(2,555,944)
Financing activities	$2,266,836	$(29,070)

Operating Activities

Total cash used from operating activities was $1.3 million compared to $3.9 million during the three months ended March 31, 2019. The decrease in cash usage can primarily be attributed to a decrease in cash expenses and an increase in non-cash operating expenses, including depreciation and amortization from acquisitions and leasehold improvements and stock issued for services. Additionally, $0.1 million less cash was used in discontinued operations in 2020 compared to 2019. The $1.3 million reduction in inventory during the three months ended March 31, 2020 was partially offset by a $0.6 million decrease in accounts payable.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $0.04 million and $1.1 million in the three months ended March 31, 2020 and 2019, respectively. Capital expenditures on property and equipment for the three months ending March 31, 2020 was reduced by $1.0 million from the same period in 2019. Net cash used in the acquisition of Craft Canning in the three months ended March 31, 2019 was $1.4 million.

Financing Activities

Net cash flows provided by financing activities during the three months ended March 31, 2020 primarily consisted of $6.3 million of proceeds from the establishment of a new secured credit facility, offset by $3.0 million payoff and termination of the existing secured credit facility, and $0.1 million in proceeds from debt borrowing on an existing line of credit with our bank. During the three months ended March 31, 2019, our operating losses and working capital needs were primarily funded by existing cash on hand.

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

Management believes that there have been no significant changes to the items that we disclosed as our critical accounting policies and estimates in Management’s Discussion and Analysis of Financial Condition and Results of Operations in our Annual Report on form 10-K for the fiscal year ended December 31, 2019.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2020.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

We were party to the legal proceeding described below. In addition, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

On October 22, 2019, a complaint was filed against the Company in the Circuit Court of Oregon, County of Multnomah by two former employees, Laurie Branch and Justina Thoreson. The complaint also named as defendants certain current and former officers and employees of the Company. The complaint is captioned Branch et al. v. Eastside Distilling, Inc. et al., case number 19-CV-45716, and alleged, among other things, that the Company and certain current and former officers and employees engaged in sex discrimination, retaliation for reporting sexual discrimination, sexual harassment, and aiding and abetting unlawful discrimination. This litigation was successfully mediated on March 20, 2020 and has been settled. The Company’s insurer accepted initial defense of this matter, with a reservation of rights. The Company paid $100,000 retention for the claim.

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2019 and incorporated therein by reference.

The impacts of the COVID-19 pandemic could adversely affect our business, and other similar crises could result in similar or other harms.

Our business is susceptible to disruption from any number of possible crisis. The impact of consumer business and government responses to the COVID-19 pandemic has had a significant impact on the operations and financial condition of many businesses. Those include employees being required to work remotely, not travel and otherwise alter their normal working conditions. For instance, our sales staff have had limited opportunity to interact with customers. Businesses have been closed, including establishments that sell our products, and supply chains and manufacturing have been disrupted. Consumers buying habits have shifted and may continue to shift, which may result in fewer sales of our products. These and other impacts from the COVID-19 and any other similar crisis could have a material impact on our operations and financial results.

In addition, our results and financial condition may be adversely affected by federal or state legislation (or other similar laws, regulations, orders or other governmental or regulatory actions or best practices) that would impose new or more severe restrictions on our ability to operate our business or impact the economy or our customers and suppliers, , a severe downturn in the economy or financials and lending markets, a requirement by the government that we repay our PPP Loan if it determines we did not act in good faith, or other matters.

The degree to which COVID-19 may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

In January 2020, the Company issued 87,700 shares of common stock to directors, employees and consultants for stock-based compensation of $280,633. The shares were valued using the closing share price of our common stock on the date of grant of $3.20 per share.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.
4.1	Common Stock Purchase Warrant with Live Oak Banking Company, filed as exhibit 4.7 to the Registrant’s Annual Report on Form 10-k, filed on March 30, 2020 and incorporated by reference herein.
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2015 and filed on October 6, 2015 and incorporated by reference herein.

10.6+	First Amendment to Employment Agreement dated November 4,2016 between Steven Shum and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s 2017 Registration Statement, filed on February 1, 2017 and incorporated by reference herein.
10.8	Lease Agreement dated February 1st, 2017 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.9	Lease Amendment dated October 30, 2018 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.10	Lease Agreement dated September 21, 2017 between Eastbank Commerce Center, LLC and the Registrant, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.18	Amended and Restated Redneck Riviera License Agreement dated May 31, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2018 and incorporated by reference herein. **
10.19	First Amendment to the Amended and Restated License Agreement with Rich Marks, LLC filed as Exhibit 10.20 on the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.***
10.20	Form of Eastside Distilling, Inc. 5% Promissory Note dated March 2018, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.23	Merger Agreement, dated January 11, 2019 between the Registrant, Craft Acquisition Co LLC, Craft Canning LLC, Owen Lingley, and the other parties thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2019 and incorporated by reference herein.
10.24+	Amended and Restated Employment Agreement with Robert Manfredonia, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.25+	Executive Chairperson Agreement, dated May 10, 2019, between the Company and Grover Wickersham, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2019.
10.26	Asset Purchase Agreement, dated September 12, 2019, between Eastside Distilling, Inc. and Intersect Beverage, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 16, 2019 and incorporated by reference herein.
10.27	Form of Subscription Agreement, dated September 16, 2019, for the purchase of Units from Eastside Distilling, Inc filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2019 and incorporated by reference herein.
10.28+	Executive Employment Agreement dated November 12, 2019 between Lawrence Firestone and the Company, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.

10.29	Secured Line of Credit Promissory Note dated November 29, 2019 between the Company and TQLA, LLC., filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.30	Factoring and Security Agreement dated December 4, 2019 ENGS Commercial Capital, LLC, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on March 20, 2020 and incorporated by reference herein.
10.31	Loan Agreement dated January 15, 2020 between the Company, the other borrowers party thereto, and Live Oak Bank Company, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.32	Exclusive Purchase Agreement dated August 16, 2019 between Agaveros Unidos de Amatitan, SA. de CV. and Intersect Beverages, LLC., filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.33	Assignment, Assumption and Consent Agreement dated September 2019 between the Company, Intersect Beverages, LLC and Agaveros Unidos de Amatitan, SA. de CV., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.34+	CFO Consulting Agreement dated March 2, 2020 between the Company and Glenn Stuart Schreiner DBA GSS Consulting, LLC., filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.35	Promissory Note, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.36	Loan Agreement, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.37	Promissory Note, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.38	Loan Agreement, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.39	General Mutual Release, dated April 24, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30th, 2020.
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Confidential status has been requested for certain portions of this exhibit pursuant to a Confidential Treatment Request filed April 2, 2017. Such provisions have been separately filed with the Commission.
***	Certain confidential portions were omitted as identified therein because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

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

