Form 10-Q
period 2020-06-30
Eastside Distilling, Inc.
filed 2020-08-13
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of August 13, 2020, 10,061,539 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

June 30, 2020 and December 31, 2019

	June 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$1,915,138	$342,678
Trade receivables	1,165,021	1,324,333
Inventories	10,749,107	12,331,133
Prepaid expenses and current assets	479,857	397,083
Current assets from discontinued operations	-	74,892
Total current assets	14,309,123	14,470,119
Property and equipment, net	3,642,236	4,687,469
Right-of-use assets	317,887	577,856
Intangible assets, net	14,430,298	14,674,790
Goodwill	28,182	28,182
Other assets, net	913,271	1,165,581
Non-current assets from discontinued operations	113,787	261,866
Total Assets	$33,754,784	$35,865,863

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,120,345	$2,881,185
Accrued liabilities	998,583	888,296
Deferred revenue	223,804	-
Secured trade credit facility, net of debt issuance costs	6,318,964	-
Current portion of notes payable	3,912,668	1,819,172
Current portion of lease liability	280,993	423,671
Current liabilities of discontinued operations	24,206	125,278
Total current liabilities	13,879,563	6,137,602
Lease liability – less current portion	92,527	274,863
Secured trade credit facility, net of debt issuance costs	-	2,961,566
Deferred consideration for Azuñia acquisition (Long Term)	15,451,500	15,451,500
Notes payable - less current portion and debt discount	1,800,749	3,594,254
Non-current liabilities of discontinued operations	86,397	112,760
Total liabilities	$31,310,736	$28,532,545

Commitments and contingencies (Note 12)	-	-

Stockholders’ equity:
Common stock, $0.0001 par value; 15,000,000 shares authorized; 10,017,038 and 9,675,028 shares issued and outstanding at June 30, 2020 and December 31, 2019, respectively	1,001	967
Additional paid-in capital	52,372,098	51,566,438
Accumulated deficit	(49,929,051)	(44,234,087)
Total Stockholders’ Equity	2,444,048	7,333,318
Total Liabilities and Stockholders’ Equity	$33,754,784	$35,865,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2020	June 30, 2019	June 30, 2020	June 30, 2019

Sales	$4,290,620	$4,003,013	$8,036,571	$7,463,792
Less customer programs and excise taxes	277,152	263,745	639,539	368,814
Net sales	4,013,468	3,739,268	7,397,032	7,094,978
Cost of sales	2,447,876	2,337,515	4,956,674	4,592,241
Gross profit	1,565,592	1,401,753	2,440,358	2,502,737
Operating expenses:
Sales and marketing expenses	1,145,014	1,334,053	2,843,775	2,553,229
General and administrative expenses	2,300,507	2,774,777	4,485,270	5,371,013
Gain on disposal of Property and equipment	(20,357)	-	(19,136)	-
Total operating expenses	3,425,164	4,108,830	7,309,909	7,924,242
Loss from operations	(1,859,572)	(2,707,077)	(4,869,551)	(5,421,505)
Other income (expense), net
Interest expense	(323,780)	(117,902)	(627,375)	(225,312)
Other income	-	794	-	794
Total other expense, net	(323,780)	(117,108)	(627,375)	(224,518)
Loss before income taxes	(2,183,352)	(2,824,185)	(5,496,926)	(5,646,023)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(2,183,352)	$(2,824,185)	$(5,496,926)	$(5,646,023)

Net loss from discontinued operations	(3,063)	(124,302)	(198,038)	(245,903)

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(2,186,415)	$(2,948,487)	$(5,694,964)	$(5,891,926)

Basic and diluted net loss per common share	$(0.22)	$(0.32)	$(0.58)	$(0.65)

Basic and diluted weighted average common shares outstanding	9,983,564	9,143,755	9,868,708	9,104,593

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the six months ended June 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(5,694,964)	$(5,891,926)
Loss from discontinued operations	198,038	245,903
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,270,232	671,479
Bad debt expense	69,253	-
Gain on disposal of assets	(19,136)	-
Lease expense	259,969	460,444
Amortization of debt issuance costs	163,456	13,730
Issuance of common stock in exchange for services by employees	363,381	376,982
Issuance of common stock in exchange for services for 3rd parties	182,056	26,862
Stock-based compensation	162,457	363,271

Changes in operating assets and liabilities:
Trade receivables	90,059	(408,571)
Inventories	1,582,026	(750,401)
Prepaid expenses and other assets	119,726	(139,488)
Accounts payable	(760,840)	(299,466)
Accrued liabilities	110,287	(11,094)
Deferred revenue	223,804	(35,334)
Net lease liabilities	(325,014)	(494,649)
Net cash used in operating activities of continuing operations	(2,005,210)	(6,118,161)
Net cash used in operating activities of discontinued operations	(102,502)	(340,383)
Net cash used in operating activities	(2,107,712)	(6,212,641)
Cash Flows From Investing Activities:
Acquisition of business, net of cash acquired	-	(1,449,917)
Proceeds from sale of fixed assets	241,404	-
Purchases of property and equipment	(153,965)	(2,124,816)
Net cash provided by (used in) investing activities of continuing operations	87,439	(3,574,733)
Net cash provided by investing activities of discontinued operations	1,000	-
Net cash provided by (used in) investing activities	88,439	(3,574,733)
Cash Flows From Financing Activities:
Contributed capital	-	14,000
Proceeds from secured trade credit facility	6,337,064	-
Proceeds from notes payable	1,538,044	-
Payments of principal on secured trade credit facility	(3,000,000)	-
Payments of principal on notes payable	(1,283,375)	(101,932)
Net cash provided by (used in) financing activities	3,591,733	(87,932)
Net increase (decrease) in cash	1,572,460	(9,875,306)
Cash - beginning of period	342,678	10,640,977
Cash - end of period	$1,915,138	$765,671

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$196,042	$189,943
Cash paid for amounts included in measurement of lease liabilities	$171,449	$311,065

Supplemental Disclosure of Non-Cash Financing Activity
Warrants issued in relation to secured trade credit facility	$97,800	$-
Fixed assets acquired through financing	$-	$300,000
Right-of-use assets obtained in exchange for lease obligations	$-	$1,072,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

1.	Description of Business

Eastside Distilling (the “Company,” “Eastside,” “Eastside Distilling,” “we,” “us,” or “our”, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, export, market and sell a wide variety of alcoholic beverages under recognized brands. We currently employ 85 people in the United States.

Our brands span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors, and until March 2020, we operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers.

Principal Brands
Gin
Big Bottom The Ninety One Gin
Big Bottom Navy Strength Gin
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
Oregon Marionberry Whiskey
Big Bottom Barlow Whiskey
Big Bottom Barlow Port Whiskey
Big Bottom Delta Rye
Big Bottom American Single Malt
Big Bottom Zin Cask Bourbon
Barrel Hitch American Whiskey

Special
Advocaat Holiday Egg Nog

Ready-to-Drink
Redneck Riviera Howdy Dew!
Portland Mule – Original
Portland Mule – Marionberry

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Our mission is to build craft inspired experiential brands and high-quality artisan products around premium spirits and Ready to Drink (“RTD”) craft cocktails. We will focus our core competency around brands, product marketing and distribution. We are building our branded spirits and mobile canning and bottling service division both organically and through acquisition to capture growth in the spirits, wine, beer, and RTD categories. Our growth in the mobile canning and bottling services is being driven through Craft Canning + Bottling, LLC (“Craft Canning”).

Our partnership capabilities were first demonstrated by our licensing and launch of our Redneck Riviera Whiskey brands (“RRW”). Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states within 18 months. We proved how our team could leverage its market position to successfully launch a nascent or new brand, while demonstrating our ability to focus and dedicate more of our attention to developing innovative products.

Recent Developments

COVID-19. As a result of governmental and self-imposed restrictions due to the COVID-19 pandemic, there has been a shift in on and off premise demand. On-premise business such as bars and restaurants have been closed leading to a decline in demand of the Azuñia brand which has been a predominately on-premise brand that we are actively seeking to expand wholesale. While off-premise business has seen an increase in spirits sales, the customer focus has been on major brands and larger format bottles which we do not currently have on the national platform. However, in Oregon the Portland Potato Vodka 1.75L has shown a dramatic increase in sales. Additionally, our Craft Canning operation has seen strong sales and customer bookings for mobile canning that have extended beyond the normal peak season. We believe this is a result of the transition from the use of kegs for on premise to the preference for cans for wider off-premise usage. This trend has been dramatic and has resulted in shortages of available can stock. However, the Company believes it has sourced enough cans to supply its current business plan.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow convertible notes, extended credit terms, and equity financings. The Company has incurred a net loss of $5.7 million for the six months ended June 30, 2020 and has an accumulated deficit of $49.9 million as of June 30, 2020. The Company has been dependent on raising capital from debt and equity financings as well as the utilization of our inventory to meet its needs for cash flow used in operating activities. For the six months ended June 30, 2020, we raised approximately $3.6 million in additional capital through debt financing (net of repayments).

At June 30, 2020, the Company had $1.9 million of cash on hand with a positive working capital of $0.4 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, utilizing our inventory, raising additional debt or equity capital, selling assets and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10 and 11 to our financial statements for a description of our debt and the debt refinancing initiatives completed in the first half of 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

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

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In our opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly our financial position as of June 30, 2020, our operating results for the six months ended June 30, 2020 and 2019 and our cash flows for the six months ended June 30, 2020 and 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Big Bottom Distilling LLC, Outlandish Beverages, LLC, Redneck Riviera Whiskey Co., LLC, Craft Canning + Bottling LLC (beginning as of January 11, 2019) and the Azuñia tequila assets (beginning September 12, 2019). All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission (OLCC), the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales.

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.5 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and sold and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.2 million and $0.6 million for the six months ended June 30, 2020 and 2019, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

Sales and Marketing Expenses

The following expenses are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations: media advertising costs, sales and marketing expenses, promotional costs of value-added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Sales and marketing costs are expensed as incurred. Sales and marketing expense totaled $2.8 million and $2.6 million for the six months ended June 30, 2020 and 2019.

General and Administrative Expenses

The following expenses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations: salary and benefit expenses, travel and entertainment expenses for executive and administrative staff, rent and utilities, professional fees, insurance and amortization and depreciation expense. General and administrative costs are expensed as incurred. General and administrative expense totaled $4.5 million and $5.4 million for the six months ended June 30, 2020 and 2019, respectively, of which $1.8 million and $1.6 million were non-cash expenses, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0.7 and $0.8 million for the six months ended June 30, 2020 and 2019, respectively.

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with Accounting Standards Codification (“ASC”) Topic 205-20 – Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; (3) Strategic shift. During the first quarter of 2020, management made a strategic shift to focus the Company’s sale and marketing efforts on the nationally branded product platform, resulting in the decision to close / abandon all four of its retail tasting rooms in the Portland, Oregon area by March 31, 2020. This decision meets the criteria (1) - (3) for reporting discontinued operations, and as a result, the retail operations have been reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In the current year, the income, expense and cash flows from retail operations during the period they were consolidated have been classified as discontinued operations. For comparative purposes, amounts in the prior periods have been reclassified to conform to current year presentation. Additionally, the assets and liabilities from retail operations are shown on the balance sheet as assets and liabilities for discontinued operations.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Income and expense related to discontinued retail operations for the six months ended June 30 2020 and 2019:

	June 30, 2020	June 30, 2019
Sales	$143,490	$474,323
Less customer programs and excise taxes	46,342	177,824
Net sales	97,148	296,499
Cost of sales	64,101	142,297
Gross profit	33,047	154,202
Operating expenses:
Sales and marketing expenses	2,534	16,189
General and administrative expenses	155,800	383,916
Loss on disposal of property and equipment	72,751	-
Total operating expenses	231,085	400,105
Loss from operations	(198,038)	(245,903)

Assets and liabilities related to discontinued retail operations

	June 30, 2020	December 31, 2019
Assets
Current assets:
Cash	-	$615
Trade receivables	-	1,734
Inventories	-	62,102
Prepaid expenses and current assets	-	10,441
Total current assets	-	74,892
Property and equipment, net	-	86,059
Right of use asset	110,598	164,952
Other assets	3,189	10,855
Total Assets	$113,787	$336,758

Liabilities
Current liabilities:
Accounts payable	$(5,084)	$56,241
Accrued liabilities	-	7,763
Deferred revenue	-	1,734
Current portion of lease liability	29,290	59,540
Total current liabilities	24,206	125,278
Lease Liability - less current portion	86,397	112,760
Total liabilities	$110,603	$238,038

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at June 30, 2020 and December 31, 2019.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At June 30, 2020 and December 31, 2019, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

None of the Company’s assets or liabilities were measured at fair value at June 30, 2020 and December 31, 2019. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible notes payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At June 30, 2020 and December 31, 2019, the Company’s notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor, raw packaging material for bottling, raw cans for Craft Canning and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company recorded an inventory allowance of $0.3 million for obsolete inventory for the six months ended June 30, 2020 and no write-downs of inventory for the six months ended June 30, 2019.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment and intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of goodwill at June 30, 2020 and determined that goodwill was not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At June 30, 2020 and December 31, 2019, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the six months ended June 30, 2020 and 2019.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2012.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the six months ended June 30, 2020 and 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $500,000 or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC 860, we have concluded that these agreements have met all three conditions identified in ASC 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $3.8 million of invoices and incurred $0.1 million in fees associated with the factoring programs during the six months ended June 30, 2020. At June 30, 2020, the Company had $0.9 million factored invoices outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

June 30, 2020

(Unaudited)

4.	Business Acquisitions

During the fiscal year 2019, the Company completed the following acquisitions:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning + Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s consolidated financial statements for the six months ended June 30, 2020 include Craft Canning’s results of operations. For the six months ended June 30, 2019, Craft Canning’s results of operations are included from the acquisition date of January 11, 2019 through June 30, 2019. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

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

The Company incurred acquisition costs of $0.1 million during the six months ended June 30, 2019 that have been recorded in general and administrative expenses on the consolidated statement of operations. The results of the Craft acquisition are included in our consolidated financial statements from the date of acquisition through June 30, 2020. The revenue and net profit of Craft operations included in our condensed consolidated statements of operations were $4.0 million and $0.3 million, for the six months ended June 30, 2020. The revenue and net income (including transaction costs) of Craft operations included in our condensed consolidated statements of operations were $3.8 million and $0.5 million, for the period from January 11, 2019 through June 30, 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Azuñia Tequila

On September 12, 2019, the Company completed the acquisition of the Azuñia Tequila brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Company’s consolidated financial statements for the six months ended June 30, 2020 include the Azuñia Tequila assets and results of operations.

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

The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired based upon their estimated fair values on the acquisition date. The Company estimated the purchase price based on weighted probabilities of future results and recorded deferred consideration payable of $12.8 million on the acquisition date that will be remeasured to fair value at each reporting date until the contingencies are resolved, with the changes in fair value recognized in earnings. The Company remeasured the deferred consideration payable for the period ended December 31, 2019 and increased the liability by $2.7 million to a balance of $15.5 million. No adjustment was made to the deferred consideration payable for the six month period ended June 30, 2020.

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

The results of the Azuñia Tequila asset acquisition are included in our consolidated financial statements for the six months ended June 30, 2020. The sales of Azuñia Tequila products included in our condensed consolidated statements of operations were $1.4 million for the six months ended June 30, 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2019 assume that both acquisitions of Craft Canning + Bottling and Azuñia Tequila were completed on January 1, 2019:

2019
Pro forma sales	$9,249,720
Pro forma net loss	(8,227,724)
Pro forma basic and diluted net loss per share	$(0.90)

Pro forma sales and net loss exclude retail operations that have been classified as discontinued operations. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisitions.

5.	Inventories

Inventories consist of the following:

(Dollars in thousands)

	June 30, 2020	December 31, 2019
Raw materials	$8,772	$9,336
Finished goods	1,977	2,995
Total inventories	$10,749	$12,331

6.	Property and Equipment

Property and equipment consists of the following:

(Dollars in thousands)

	June 30, 2020	December 31, 2019
Furniture and fixtures	$4,289	$4,464
Leasehold improvements	1,640	1,654
Vehicles	692	690
Construction in progress	122	98
Total cost	6,743	6,906
Less accumulated depreciation	(3,101)	(2,219)
Property and equipment - net	$3,642	$4,687

Purchases of property and equipment totaled $0.2 million and $2.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Depreciation expense totaled $1.0 million and $0.4 million for the six months ended June 30, 2020 and June 30, 2019, respectively. Gain on disposal of fixed assets totaled $0.02 for the six months ended June 30, 2020 compared to nil for the same period last year.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at June 30, 2020 and December 31, 2019 consists of the following:

(Dollars in thousands)

	June 30, 2020	December 31, 2019
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	3,247	3,247
Goodwill	28	28
Total intangible assets and goodwill	15,245	15,245
Less accumulated amortization	(787)	(542)
Intangible assets and goodwill - net	$14,458	14,703

Amortization expense totaled $0.2 million and $0.2 million for the six months ended June 30, 2020 and June 30, 2019, respectively. The permits and licenses, Azuñia brand and goodwill have all been determined to have indefinite life and will not be amortized. The customer list is being amortized over a seven-year life.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

8.	Other Assets

Other assets consist of the following:

(Dollars in thousands)

	June 30, 2020	December 31, 2019
Product branding	$929	$809
Notes receivable	127	450
Deposits	43	43
Total other assets	1,099	1,302
Less accumulated amortization	(186)	(136)
Other assets - net	$913	$1,166

As of June 30, 2020, the Company had $0.9 million of capitalized costs related to services provided for the rebranding of its existing product line and branding of new product lines. This amount is being amortized over a seven-year life.

Amortization expense totaled $0.05 million and $0.09 million for the six months ended June 30, 2020 and June 30, 2019, respectively.

As of June 30, 2020, the Company had notes receivable from Wineonline.com for $127,500 which mature on August 25, 2020. The interest rate on these notes is 5% and will be payable at maturity. The Company received $322,500 from Wineonline.com in June 2020 for notes receivable that had matured and has determined the remaining note is collectible.

The deposits represent office lease deposits.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2022. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Based on the present value of the lease payments for the remaining lease term of the Company’s existing leases, the Company recognized right-of-use assets of $0.9 million and lease liabilities of $1.1 million, and a net adjustment to retained earnings of $0.2 million upon adoption on January 1, 2019. Right-of-use assets and lease liabilities commencing after January 1, 2019 are recognized at commencement date based on the present value of lease payments over the lease term. As of June 30, 2020, the right-of-use assets and lease liabilities were $0.4 million and $0.5 million, respectively. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. Aggregate lease expense for the six months ended June 30, 2020 was $0.4 million, consisting of $0.2 million in operating lease expense for lease liabilities and $0.2 million in short-term lease cost.

Maturities of lease liabilities as of June 30, 2020 are as follows:

	Operating Leases	Weighted- Average Remaining Term in Years
2020	$152,352
2021	236,565
2022	324
Thereafter	0
Total lease payments	389,241
Less imputed interest (based on 4.04% weighted- average discount rate	(15,721)
Present value of lease liability	$373,520	1.3

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

10.	Notes Payable

Notes payable consists of the following:

	June 30, 2020	December 31, 2019
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	2,300,000
Notes payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan.	1,046,274	-
Notes payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan.	394,441	-
Convertible note payable bearing interest at 9.00%. The note principal, plus any accrued and unpaid interest is due December 31, 2020. The note has a voluntary conversion feature where in the event of an equity offering of at least $1,000,000 at a purchase price of at least $4.25 (subject to adjustment), the noteholder shall have the right to participate in the financing by converting all outstanding principal and accrued and unpaid interest on this note into the securities to be sold in the offering.	254,075	254,075
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and are subordinate to the Company’s senior indebtedness.	519,332	649,774
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	153,247	176,571
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of June 30, 2020.	214,810	265,509
Promissory note payable under a revolving line of credit bearing variable interest starting at 5.5%. The note has a 15-month term with principal and accrued interest due in lump sum in October 2020. The borrowing limit is $250,000. The note is secured by the assets of Craft Canning.	141,000	50,000
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	164,977	183,202
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	254,050	281,802
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	268,018	295,463
Secured line of credit promissory note for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. The obligations of the Company under the Note are secured by certain inventory of the Company and its subsidiaries and the Company’s membership interests in Craft Canning. In addition, the Note is guaranteed by the Company’s subsidiaries Craft Canning and Big Bottom Distilling. The Note and the accompanying guaranty restrict Craft Canning from incurring any new indebtedness, other than trade debt incurred in the ordinary course of business, until the Note is repaid in full. The obligations under the Note are subordinate and junior in right and priority of payment to the Company’s obligations under the Company’s Credit and Security Agreement with the KFK Children’s Trust dated May 10, 2018. The Note was paid in full in January 2020.	-	946,640
Promissory notes payable bearing interest between 2.99% - 3.14%. The notes have 60-month terms with maturity dates between February 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan.	3,193	10,390
Total notes payable	5,713,417	5,413,426
Less current portion	(3,912,668)	(1,819,172)
Long-term portion of notes payable	$1,800,749	$3,594,254

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

The Company paid $0.1 million and $0.08 million in interest on notes for the six months ended June 30, 2020 and 2019, respectively.

Maturities on notes payable as of June 30, 2020, are as follows:

Year ending December 31:

2020	$837,790
2021	3,836,691
2022	715,344
Thereafter	323,592
$5,713,417

11.	Secured Credit Facility

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

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.2 million in interest as of June 30, 2020.

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

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in technical default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those technical defaults included the failure to timely deliver information and its belief that we owe certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. On June 3, 2020 the Company entered into a Second Modification to Loan Agreement (“Modification”) with the Lender agreeing to waive the technical defaults upon the satisfaction of certain conditions by June 30, 2020. The Company complied with these conditions and was compliant with the terms of the Loan Agreement and Modification as of August 13. 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

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

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at June 30, 2020 and 2019. The numerators and denominators used in computing basic and diluted net loss per common share in 2020 and 2019 are as follows:

	Three months ended June 30,
	2020	2019
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(2,186,415)	$(2,948,487)
Weighted average shares (denominator)	9,983,564	9,143,755
Basic and diluted net loss per common share	$(0.22)	$(0.32)

	Six months ended June 30,
	2020	2019
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(5,694,964)	$(5,891,926)
Weighted average shares (denominator)	9,868,708	9,104,593
Basic and diluted net loss per common share	$(0.58)	$(0.65)

14.	Stockholder’s Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	9,675,028	$967	$51,566,438	$(44,234,087)	$7,333,318
Issuance of common stock for services by third parties	129,740	13	182,043	-	182,056
Issuance of common stock for services by employees	212,270	21	363,360	-	363,381
Amortization of non-deal warrant grants	-	-	13,383	-	13,383
Issuance of warrants for secured credit facility	-	-	97,800	-	97,800
Stock-based compensation	-	-	149,074	-	149,074
Net loss attributable to common shareholders	-	-	-	(5,694,964)	(5,694,964)
Balance, June 30, 2020	10,017,038	$1,001	$52,372,098	$(49,929,051)	$2,444,048

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

(Unaudited)

Issuance of Common Stock

In January 2020, the Company issued 90,798 shares of common stock to directors, employees and consultants for stock-based compensation of $290,547. The shares were valued using the closing share price of our common stock on the date of grant of $3.20 per share.

On April 6, 2020, the Company issued 216,363 shares of common stock under the 2016 Equity Incentive Plan to directors, employees and consultants for stock-based compensation of $238,800. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.10 per share.

On May 22, 2020, the Company issued 45,553 shares of common stock to consultants for stock-based compensation of $72,885. The shares were valued using the closing share price of our common stock on the date of grant of $1.60 per share.

On May 28, 2020, 10,704 shares of common stock were retired that had previously been issued to an employee. The shares were valued at the cost at the time of issuance, ranging from $3.20 to $7.94.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2020, the number of shares available for grant under the 2016 Plan reset to 2,887,005 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of June 30, 2020, there have been 640,825 options and 886,869 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At June 30, 2020, there were 5,417 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options that are not registered under a formal option plan. At June 30, 2020, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the six months ended June 30, 2020 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	784,101	$5.65
Options granted	-	$-
Options exercised	-	$-
Options canceled	(218,001)	$6.76
Outstanding at June 30, 2020	568,600	$5.22

Exercisable at June 30, 2020	420,225	$5.03

The aggregate intrinsic value of options outstanding at June 30, 2020 was $0.

At June 30, 2020, there were 148,375 unvested options with an aggregate grant date fair value of $367,362. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at June 30, 2020 was $0. During the six months ended June 30, 2020, 34,889 options became vested.

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

June 30, 2020

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

The Company did not issue any additional options during the six months ended June 30, 2020.

For the six months ended June 30, 2020 and 2019, total stock compensation expense related to stock options was $149,074 and $596,852, respectively. At June 30, 2020, the total compensation cost related to stock options not yet recognized is approximately $367,362, which is expected to be recognized over a weighted-average period of approximately 1.62 years.

Warrants

During the six months ended June 30, 2020, the Company issued an aggregate of 100,000 common stock warrants in connection with the Secured Credit Facility from Live Oak Bank. The estimated fair value of the warrants of $97,800 was recorded as debt issuance cost and will be amortized to interest expense over the maturity period of the secured credit facility, with $48,900 recorded in the six months ended June 30, 2020. Warrants issued to three shareholders during 2017 and 2018 vest quarterly for 3 years and resulted in $13,383 worth of amortization expense for the six months ending June 30, 2020.

The estimated fair value of the warrants at issuance was based on a combination of closing market trading price on the date of issuance for the warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	40%
Risk-free interest rate	1.54%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$3.20

No warrants were exercised during the six months ended June 30, 2020.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2019	736,559	1.18 years	$6.95	$-

Six months ended June 30, 2020:
Granted	100,000	4.79 years	$3.94	$-
Exercised	-	-	$-	-
Forfeited and cancelled	(556,281)	0.53 years	$7.51	-

Outstanding at June 30, 2020	280,278	2.84 years	$4.76	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

June 30, 2020

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

On October 24, 2019, our Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Mrs. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the asset purchase agreement. Subject to compliance with applicable Nasdaq rules, the aggregate initial consideration will be payable approximately 18 months following the closing and will consist of 850,000 shares of Company common stock at a stipulated value of $6.00 per share, 350,000 shares of Company common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

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

June 30, 2020

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

On July 18, 2020, the Company issued 44,501 shares of common stock under the 2016 Plan to directors, employees and consultants for stock-based compensation of $86,500. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.18 per share.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about:

●	Our ability to achieve any financing and working capital;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, and consumer demand, and the Company’s results of operations, liquidity, capital resources, and general performance in the future;
●	Our business mission, strategy and operations and continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our ability to retain, market and grow our existing brands, including Redneck Riviera Whiskey and Azuñia tequila and the effect that may have on other brands, and our ability to profitably sell our brands;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to financially support the brands in the market;
●	Our estimate of the ultimate purchase price for Azuñia Tequila set forth in our financial statement notes;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capabilities to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies and the application of, regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains) or changes in related reserves, changes in tax rules or accounting standards;
●	Our ability to expand our company and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to position our brands as attractive acquisition candidates;
●	Our ability to realize the anticipated benefits of our canned beverage, mobile canning and bottling operations and expected growth in the canned beverages industry;
●	Our ability to attract and retain key executive or employee talent;
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements; and
●	Our operations, financial performance and results of operations.

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

Business Overview

Eastside Distilling (the “Company,” “Eastside Distilling,” “we,” “us,” or “our, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, export, market and sell a wide variety of alcoholic beverages under recognized brands. We currently employ 85 people in the United States.

Our brands span several alcoholic beverage categories, including bourbon, American whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors, and until March 2020, we operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers.

Principal Brands
Gin
Big Bottom The Ninety One Gin
Big Bottom Navy Strength Gin
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
Portland Potato Vodka - Habanero

Whiskey
Redneck Riviera Whiskey
Redneck Riviera Whiskey - Granny Rich Reserve
Burnside Oregon Oaked Rye Whiskey
Burnside West End Blend Whiskey
Burnside Goose Hollow Bourbon
Burnside Oregon Oaked Bourbon
Burnside Buckman RSV 10 Year Bourbon
Oregon Marionberry Whiskey
Big Bottom Barlow Whiskey
Big Bottom Barlow Port Whiskey
Big Bottom Delta Rye
Big Bottom American Single Malt
Big Bottom Zin Cask Bourbon
Barrel Hitch American Whiskey

Special
Advocaat Holiday Egg Nog

Ready-to-Drink
Redneck Riviera Howdy Dew!
Portland Mule - Original
Portland Mule - Marionberry

Our mission is to build craft inspired experiential brands and high-quality artisan products around premium spirits and Ready to Drink (“RTD”) craft cocktails. We are focusing our core competency around brands, products marketing and distribution. We will build our branded spirits and mobile canning and bottling service division both organically and through acquisition to capture growth in the spirits, wine, beer, and RTD categories. Our growth in the mobile canning and bottling services is being driven through Craft Canning + Bottling, LLC (“Craft Canning”).

Our partnership capabilities were first demonstrated by our licensing and launch of our Redneck Riviera Whiskey brands (“RRW”). Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states within 18 months. We proved how our team could leverage its market position to successfully launch a nascent or new brand, while demonstrating our ability to focus and dedicate more of our attention to developing innovative products.

In May 2017, we used our shares to acquire 90% of Big Bottom Distilling, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “ultra-premium segment” of the market. In December 2018, we acquired the remaining 10% of BBD. In September 2019, we also acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017 and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”), which we acquired in January 2019, we provide contract bottling, canning, and packaging services for existing and emerging beer, wine and spirits producers. We intend to use our mobile canning operations to profit from the rapid growth in the canned beverages industry. As the COVID-19 pandemic developed, craft brewers turned to mobile canning to support their operations as the market transitioned from kegged beer to canned beer.

Recent Developments

COVID-19. As a result of governmental and self-imposed restrictions due to the COVID-19 pandemic, there has been a shift in on and off-premise demand. On-premise business such as bars and restaurants have been closed leading to a decline in demand of the Azuñia brand which has been a predominately on-premise brand that we are actively seeking to expand wholesale. While off-premise business has seen an increase in spirits sales, the customer focus has been on major brands and larger format bottles which we do not currently have on the national platform. However, in Oregon the Portland Potato Vodka 1.75L has shown a dramatic increase in sales. Additionally, our Craft Canning operation has seen strong sales and customer bookings for mobile canning that have extended beyond the normal peak season. We believe this is a result of the transition from the use of kegs for on premise to the preference for cans for wider off-premise usage. This trend has been dramatic and has resulted in shortages of available can stock. However, the Company believes it has sourced enough cans to supply its current business plan.

Available Information

Our executive offices are located at 1001 SE Water Ave, Suite 390, Portland, Oregon 97214. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

Results of Operations

Overview

Consolidated Statements of Operations Data for the six months ended June 30, 2020 and 2019	2020	2019	Variance	% Change
Sales	$8,036	$7,464	$573	8%
Less customer programs and excise taxes	640	369	271	73%
Net sales	7,397	7,095	302	4%
Cost of sales	4,957	4,592	364	/ %
Gross profit	2,440	2,503	(62)	(2)%
Sales and marketing expenses	2,844	2,553	291	11%
General and administrative expenses	4,485	5,371	(886)	(16)%
Loss (gain) on disposal of property and equipment	(19)	-	(19)	-
Total operating expenses	7,310	7,924	(614)	(8)%
Loss from operations	(4,870)	(5,422)	552	(10)%
Interest expense	(627)	(225)	(402)	178%
Loss from discontinued operations	(198)	(246)	48	(19)%
Net loss	$(5,695)	$(5,892)	$197	(3)%
Gross margin	33%	35%	(2)%	(6)%
Non-cash operating expenses	$2,071	$1,452	$619	43%

Since 2018, Eastside Distilling has transformed from a small regional craft distiller serving the northwest, principally Oregon, to a nationally recognized purveyor of high quality above premium spirit brands throughout the United States. We have grown organically as well as through brand licensing and acquisitions. In 2019 we acquired Craft Canning + Bottling, LLC (“Craft Canning”), a mobile canning and bottling company driving growth in our non-spirits and service revenue. Additionally, we introduced three brand extensions acquired the Azuñia tequila brand, fueling growth in spirits sales.

Our mission is to build craft inspired experiential brands and high-quality artisan products around premium spirits and Ready to Drink (“RTD”) craft cocktails. We will focus our core competency around brands, product marketing and distribution. We are building our branded spirits and mobile canning and bottling service division both organically and through acquisition to capture growth in the spirits, wine, beer, and RTD categories. Our growth in the mobile canning and bottling services is being driven through Craft Canning.

Our partnership capabilities were first demonstrated by our licensing and launch of our Redneck Riviera Whiskey brands (“RRW”). Our RRW brand went from idea, to market roll-out in less than nine months and achieved national distribution in 49 states within 18 months. We grew RRW from zero at the beginning of 2018 to approximately 27,000 cases for 2019 in less than two years. We proved how our team could leverage its market position to successfully launch a nascent or new brand, while demonstrating our ability to focus and dedicate more of our attention to developing innovative products.

We have expanded distribution to approximately 10,000 points of distribution for Redneck Riviera Whiskey, which we consider to be our gateway to grow our other brands regionally through our national platform. We believe we are also positioned to simplify our business model and manage both an in-house and outsourced scalable production model and outsourced fulfilment and logistics to keep up with demand.

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

Three Months Ended June 30, 2020 Compared to the Three Months Ended June 30, 2019

Sales

Our sales for the three months ended June 30, 2020 increased to $4.3 million, or approximately 7%, from $4 million for the three months ended June 30, 2019. The following table compares our sales in the three months ended June 30, 2020 and 2019, and excludes the retail tasting room sales that have been classified as discontinued operations:

(Dollars in thousands)

	Three Months Ended June 30,
	2020		2019
Wholesale Finished Goods	$1,673	39%	$1,280	32%
Canning & Bottling	2,562	60%	2,450	61%
Bulk Spirit Sales	56	1%	273	7%
Total	$4,291	100%	$4,003	100%

The increase in sales in the three months ended June 30, 2020 is primarily driven by increases in wholesale sales. Wholesale sales increased primarily due to the acquisition of the Azuñia tequila brand in September 2019, which accounted for $0.5 million increase over last year as well as a $0.1 million increase in sales of the Portland Potato Vodka brand which was partially offset by a $0.2 million decrease in Redneck Riviera brand sales. Canning and bottling revenue increased $0.1 million year over year primarily due to the shift in demand for craft beer in cans rather than kegs during the second quarter as customers adapted to changing consumer preferences due to the COVID-19 pandemic, which accounted for a $0.9 million increase in mobile canning revenue which was partially offset a $0.2 million decrease in mobile bottling revenue and a $0.6 million decrease in co-packing revenue.

Customer programs and excise taxes

Customer programs and excise taxes for the three months ended June 30, 2020 remained flat at $0.3 compared to the same 2019 period.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. During the three months ended June 30, 2020, cost of sales increased to $2.4 million, or approximately 5%, from $2.3 million for the three months ended June 30, 2019. The increase is attributable to the costs associated with our increased sales in the period. The cost of sales we reported in both the first half of 2020 and 2019 are based on small production lots. Our objective is to achieve economies of scale as we continue to focus on our operations and with the objective to drive improvement in our per unit cost of sales, which is likely to include expanding our outsourced production.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the three months ended June 30, 2020 and 2019:

(Dollars in thousands)

	Three Months Ended June 30,
	2020	2019

Gross profit	$1,566	$1,402
Gross margin	39%	38%

Gross Margin

Our gross margin of 39% of net sales in the three months ended June 30, 2020 increased from our gross margin of 38% for the three months ended June 30, 2019 primarily due to a change in product and services mix. Our goal is to improve our overall gross margin by increasing the efficiencies of our production facility and evaluate outsourced production as a means to lower cost of goods sold. As we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product and service sales mix and the related customer programs, which are subject to seasonal fluctuations and the competitive environments.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2020 decreased to $1.1 million, or approximately 14%, from $1.3 million for the three months ended June 30, 2019. This decrease is primarily due to a $0.4 million decrease in tactical marketing spend over the same period last year as well as a $0.1 million decrease in travel and entertainment due to COVID-19 travel restrictions and was partially offset by a $0.3 million increase in sales and marketing compensation.

General and Administrative Expenses

(Dollars in thousands)

	Three Months Ended June 30,
General and administrative expenses	2020		2019
Compensation and benefits	$700	30%	$719	26%
Legal and professional	$355	15%	$500	18%
Rent, insurance and other	$397	17%	$700	25%
Stock-based compensation & stock for services (non-cash)	$224	10%	$500	18%
Depreciation and amortization (non-cash)	$624	27%	$356	13%
Total general and administrative expense	$2,300	100%	$2,775	100%

General and administrative expenses for the three months ended June 30, 2020 decreased to $2.3 million, or approximately 17%, from $2.8 million for the three months ended June 30, 2019. This decrease is primarily due to a decrease in legal and professional fees and rent, insurance and other miscellaneous general and administrative costs and is offset by higher non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Expenses

Total other expense, net was $0.3 million for the three months ended June 30, 2020, compared to $0.1 million for the three months ended June 30, 2019, an increase of 176%. This increase was primarily due to higher interest expense on increased notes payable, secured line of credit and accounts receivable factoring programs in 2020.

Net Loss

Net loss attributable to common shareholders during the three months ended June 30, 2020 was $2.2 million as compared to a loss of $2.9 million for the three months ended June 30, 2019. The decrease in our net loss was primarily attributable to an $0.4 million increase in canning and bottling service revenue as well as a $0.5 million decrease in general and administrative expense and $0.2 million decrease in selling and marketing expenses.

Six Months Ended June 30, 2020 Compared to the Six Months Ended June 30, 2019

Sales

Our sales for the six months ended June 30, 2020 increased to $8.0 million, or approximately 7%, from $7.5 million for the six months ended June 30, 2019. The following table compares our sales in the six months ended June 30, 2020 and 2019, and excludes the retail tasting room sales that have been classified as Discontinued Operations:

(Dollars in thousands)

	Six Months Ended June 30,
	2020		2019
Wholesale Finished Goods	$3,919	49%	$2,747	37%
Canning & Bottling	4,058	50%	4,131	55%
Bulk Spirit Sales	60	1%	586	8%
Total	$8,037	100%	$7,464	100%

The increase in sales in the six months ended June 30, 2020 is primarily driven by increases in wholesale sales. Wholesale sales increased primarily due to the acquisition of the Azuñia tequila brand in September 2019, which accounted for $1.4 million increase over last year as well as a $0.1 million increase in Portland Potato Vodka brand sales which was partially offset by a decrease of $0.5 million in sales of Redneck Riviera Whiskey over the same period last year. Our canning and bottling revenue decreased year over year due to slowdowns in co-packing and mobile bottling sales which was offset by an increase in mobile canning driven by the shift in demand for craft beer in cans vs. kegs due to COVID-19 exiting the first quarter and continuing through the second quarter.

Customer programs and excise taxes

Customer programs and excise taxes for the six months ended June 30, 2020 increased to $0.6, or approximately 73%, from $0.4 for the comparable 2019 period. The increase was attributable to higher federal excise tax expense, as well as an increase in customer programs due to increased distribution.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. During the six months ended June 30, 2020, cost of sales increased to $5.0 million, or approximately 8%, from $4.6 million for the six months ended June 30, 2019. The increase is attributable to the costs associated with our increased sales in the period as well as a change in product mix with increased sales of goods that carry a higher cost of sales and decreased sales of services that carry a lower cost of sales. The cost of sales we reported in both the first quarter of 2020 and 2019 are based on small production lots. Our objective is to achieve economies of scale as we continue to focus on our operations and with the objective to drive improvement in our per unit cost of sales, which is likely to include expanding our outsourced production.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the six months ended June 30, 2020 and 2019:

	Six Months Ended June 30,
	2020	2019

Gross profit	$2,441	$2,503
Gross margin	33%	35%

Gross Margin

Our gross margin of 33% of net sales in the six months ended June 30, 2020 decreased from our gross margin of 35% for the six months ended June 30, 2019 primarily due to a change in product and services mix, higher raw material costs, and unabsorbed manufacturing overhead related to lower wholesale production levels. Our goal is to improve our overall gross margin by increasing the efficiencies of our production facility and evaluate outsourced production as a means to lower cost of goods sold. As we generate increased volumes, our margins may continue to fluctuate as a result of other key factors: raw material costs which tend to fluctuate, product and service sales mix and the related customer programs, which are subject to seasonal fluctuations and the competitive environments.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2020 increased to $2.8 million, or approximately 11%, from $2.6 million for the six months ended June 30, 2019. This increase is primarily due to a $0.7 million increase in sales and marketing compensation related to the increased headcount from the acquisition of the Azuñia tequila brand which was partially offset by a $0.3 million decrease in tactical marketing spend as well a $0.2 million decrease in travel and entertainment due to COVID-19 travel restrictions.

General and Administrative Expenses

(Dollars in thousands)

	Six Months Ended June 30,
General and administrative expenses	2020		2019
Compensation and benefits	$1,297	29%	$1,555	29%
Legal and professional	$580	13%	$964	18%
Rent, insurance and other	$787	18%	$1,441	27%
Stock-based compensation & stock for services (non-cash)	$552	12%	$740	14%
Depreciation and amortization (non-cash)	$1,269	28%	$671	13%
Total general and administrative expense	$4,485	100%	$5,371	100%

General and administrative expenses for the six months ended June 30, 2020 decreased to $4.5 million, or approximately 17%, from $5.4 million for the six months ended June 30, 2019. This decrease is primarily due to a decrease in compensation and benefits, legal and professional fees and rent, insurance and other miscellaneous general and administrative costs and is offset by higher non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Expenses

Total other expense, net was $0.6 million for the six months ended June 30, 2020, compared to $0.2 million for the six months ended June 30, 2019, an increase of 179%. This increase was primarily due to higher interest expense on increased notes payable, secured line of credit and accounts receivable factoring programs in 2020.

Net Loss

Net loss attributable to common shareholders during the six months ended June 30, 2020 was $5.7 million as compared to a loss of $5.9 million for the six months ended June 30, 2019. The decrease in our net loss was primarily attributable to a $0.9 million reduction in general and administrative expense partially offset by a $0.4 increase in interest expense and a $0.3 increase in sales and marketing expense.

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

For the six months ended June 30, 2020 and 2019, we incurred a net loss of approximately $5.7 million and $5.9 million, respectively, and had an accumulated deficit of approximately $49.9 million as of June 30, 2020. We have been dependent on raising capital from debt and equity financings and utilization of our inventory to meet our needs for cash flow used in operating activities. For the six months ended June 30, 2020, we raised approximately $3.6 million in additional capital through equity and debt financing (net of repayments). See Notes 10 and 11 to our financial statements for a description of our debt. In addition, for the six months ended June 30, 2020, we consumed $1.6 million of our inventories.

To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, the Company applied for and has received a loan of $1.4 million under the U.S. government Paycheck Protection Program (“PPP Loan”). On April 23, 2020, the Small Business Administration issued new guidance that questioned whether a public company with substantial market value and access to capital markets would qualify to participate in the Paycheck Protection Program. Should we be audited or reviewed by the U.S. Department of the Treasury as a result of filing an application for forgiveness or otherwise, such audit or review could result in the diversion of management’s time and attention and legal and reputational costs. If we were to be audited and receive an adverse finding in such audit, we could be required to return the full amount of the Paycheck Protection Program loan, which could reduce our liquidity, and potentially subject us to fines and penalties.

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in technical default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those technical defaults included the failure to timely deliver information and its belief that we owe certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. . The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. On June 3, 2020 the Company entered into a Second Modification to Loan Agreement (“Modification”) with the Lender agreeing to waive the technical defaults upon the satisfaction of certain conditions by June 30, 2020. The Company complied with these conditions and was compliant with the terms of the Loan Agreement and Modification as of August 13. 2020.

At June 30, 2020, we had approximately $1.9 million of cash on hand with a positive working capital of $0.4 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital, selling assets and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10, 11 and 16 to our financial statements for a description of our debt and the debt financing initiatives completed in the first half of 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow related information for the six months ended June 30, 2020 and 2019 are as follows:

(Dollars in thousands)

	Six Months Ended June 30,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$(2,108)	$(6,213)
Investing activities	$88	$(3,575)
Financing activities	$3,591	$(88)

Operating Activities

Total cash used from operating activities was $2.1 million compared to $6.2 million during the six months ended June 30, 2019. The decrease in cash usage can primarily be attributed to a decrease in cash expenses and an increase in non-cash operating expenses, including depreciation and amortization from acquisitions and leasehold improvements and stock issued for services. The $1.6 million reduction in inventory during the six months ended June 30, 2020 was partially offset by a $0.8 million decrease in accounts payable. Additionally, $0.2 million less cash was used in discontinued operations in 2020 compared to 2019.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $0.1 million and $2.1 million in the six months ended June 30, 2020 and 2019, respectively. Proceeds from sales of fixed assets totaled $0.2 million for the six months ending June 30, 2020. Net cash used in the acquisition of Craft Canning in the six months ended June 30, 2019 was $1.4 million.

Financing Activities

Net cash flows provided by financing activities during the six months ended June 30, 2020 primarily consisted of $6.3 million of proceeds from the establishment of a new secured credit facility, offset by $3.0 million repayment and termination of the existing secured credit facility, $1.4 million of proceeds from the Paycheck Protection Program and $0.1 million in proceeds from debt borrowing on an existing line of credit with our bank. During the six months ended June 30, 2019, our operating losses and working capital needs were primarily funded by existing cash on hand.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2020.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On April 6, 2020, the Company issued 216,363 shares of common stock under the 2016 Equity Incentive Plan to directors, employees and consultants for stock-based compensation of $238,800. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.10 per share.

On May 22, 2020, the Company issued 45,553 shares of common stock to consultants for stock-based compensation of $72,885. The shares were valued using the closing share price of our common stock on the date of grant of $1.60 per share.

On May 28, 2020, 10,704 shares of common stock were retired that had previously been issued to an employee. The shares were valued at the cost at the time of issuance, ranging from $3.20 to $7.94.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.
4.1	Common Stock Purchase Warrant with Live Oak Banking Company, filed as exhibit 4.7 to the Registrant’s Annual Report on Form 10-k, filed on March 30, 2020 and incorporated by reference herein.
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2015 and filed on October 6, 2015 and incorporated by reference herein.

10.6+	First Amendment to Employment Agreement dated November 4,2016 between Steven Shum and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s 2017 Registration Statement, filed on February 1, 2017 and incorporated by reference herein.
10.8	Lease Agreement dated February 1st, 2017 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.9	Lease Amendment dated October 30, 2018 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.10	Lease Agreement dated September 21, 2017 between Eastbank Commerce Center, LLC and the Registrant, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.18	Amended and Restated Redneck Riviera License Agreement dated May 31, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2018 and incorporated by reference herein. **
10.19	First Amendment to the Amended and Restated License Agreement with Rich Marks, LLC filed as Exhibit 10.20 on the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.***
10.20	Form of Eastside Distilling, Inc. 5% Promissory Note dated March 2018, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.23	Merger Agreement, dated January 11, 2019 between the Registrant, Craft Acquisition Co LLC, Craft Canning LLC, Owen Lingley, and the other parties thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2019 and incorporated by reference herein.
10.24+	Amended and Restated Employment Agreement with Robert Manfredonia, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.25+	Executive Chairperson Agreement, dated May 10, 2019, between the Company and Grover Wickersham, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2019.
10.26	Asset Purchase Agreement, dated September 12, 2019, between Eastside Distilling, Inc. and Intersect Beverage, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 16, 2019 and incorporated by reference herein.
10.27	Form of Subscription Agreement, dated September 16, 2019, for the purchase of Units from Eastside Distilling, Inc filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2019 and incorporated by reference herein.
10.28+	Executive Employment Agreement dated November 12, 2019 between Lawrence Firestone and the Company, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.

10.29	Secured Line of Credit Promissory Note dated November 29, 2019 between the Company and TQLA, LLC., filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.30	Factoring and Security Agreement dated December 4, 2019 ENGS Commercial Capital, LLC, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on March 20, 2020 and incorporated by reference herein.
10.31	Loan Agreement dated January 15, 2020 between the Company, the other borrowers party thereto, and Live Oak Bank Company, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.32	Exclusive Purchase Agreement dated August 16, 2019 between Agaveros Unidos de Amatitan, SA. de CV. and Intersect Beverages, LLC., filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.33	Assignment, Assumption and Consent Agreement dated September 2019 between the Company, Intersect Beverages, LLC and Agaveros Unidos de Amatitan, SA. de CV., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.34+	CFO Consulting Agreement dated March 2, 2020 between the Company and Glenn Stuart Schreiner DBA GSS Consulting, LLC., filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.35	Promissory Note, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.36	Loan Agreement, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.37	Promissory Note, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.38	Loan Agreement, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.39	General Mutual Release, dated April 24, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30th, 2020.
10.40	Letter Agreement, dated June 5, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
10.41+	Executive Employment Agreement dated June 5, 2020 between Geoffrey Gwin and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
10.42	Executive Separation Agreement, dated June 25, 2020, between Eastside and Lawrence Firestone, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 30, 2020.
10.43+	Executive Employment Agreement, dated July 7, 2020, between Eastside and Paul Block, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020.
10.44*	Second Modification to Loan Agreement, dated June 3, 2020 between Eastside Distilling, Inc. and Live Oak Banking Company.
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Confidential status has been requested for certain portions of this exhibit pursuant to a Confidential Treatment Request filed April 2, 2017. Such provisions have been separately filed with the Commission.
***	Certain confidential portions were omitted as identified therein because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Paul Block
Paul Block
Chief Executive Officer, Director
(Principal Executive Officer)

By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

