Form 10-Q
period 2020-09-30
Eastside Distilling, Inc.
filed 2020-11-12
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File No.: 001-38182

EASTSIDE DISTILLING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8911 NE Marx Dr, Suite A2,

Portland, Oregon 97220

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

As of November 12, 2020, 10,149,252 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2020

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS (unaudited)

Eastside Distilling, Inc. and Subsidiaries

Condensed Consolidated Balance Sheets

September 30, 2020 and December 31, 2019

	September 30, 2020 (Unaudited)	December 31, 2019
Assets
Current assets:
Cash	$959,126	$342,678
Trade receivables	1,312,578	1,324,333
Inventories	10,325,191	12,331,133
Prepaid expenses and current assets	604,358	397,083
Current assets from discontinued operations	-	74,892
Total current assets	13,201,253	14,470,119
Property and equipment, net	3,366,831	4,687,469
Right-of-use assets	1,361,188	577,856
Intangible assets, net	14,141,556	14,674,790
Goodwill	28,182	28,182
Other assets, net	787,008	1,165,581
Non-current assets from discontinued operations	106,665	261,866
Total Assets	$32,992,683	$35,865,863

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,981,171	$2,881,185
Accrued liabilities	820,028	888,296
Deferred revenue	315,775	-
Secured trade credit facility, net of debt issuance costs	6,381,475	-
Deferred consideration for Azuñia acquisition (current)	15,451,500	-
Other current liabilities	250,000	-
Current portion of notes payable	4,010,887	1,819,172
Current portion of lease liability	540,852	423,671
Current liabilities of discontinued operations	17,255	125,278
Total current liabilities	29,768,943	6,137,602
Lease liability – less current portion	883,905	274,863
Secured trade credit facility, net of debt issuance costs	-	2,961,566
Deferred consideration for Azuñia acquisition (long term)	-	15,451,500
Notes payable - less current portion and debt discount	1,347,219	3,594,254
Non-current liabilities of discontinued operations	78,658	112,760
Total liabilities	$32,078,725	$28,532,545

Commitments and contingencies (Note 12)	-	-

Stockholders’ equity:
Common stock, $0.0001 par value; 15,000,000 shares authorized; 10,149,252 and 9,675,028 shares issued and outstanding at September 30, 2020 and December 31, 2019, respectively	1,014	967
Additional paid-in capital	52,609,016	51,566,438
Accumulated deficit	(51,696,072)	(44,234,087)
Total Stockholders’ Equity	913,958	7,333,318
Total Liabilities and Stockholders’ Equity	$32,992,683	$35,865,863

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Condensed Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2020 and 2019

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2020	September 30, 2019	September 30, 2020	September 30, 2019

Sales	$4,825,323	$4,509,522	$12,861,894	$11,973,314
Less customer programs and excise taxes	327,105	223,014	966,644	591,828
Net sales	4,498,218	4,286,508	11,895,250	11,381,486
Cost of sales	2,899,005	2,597,023	7,855,679	7,189,264
Gross profit	1,599,213	1,689,485	4,039,571	4,192,222
Operating expenses:
Sales and marketing expenses	890,151	1,819,412	3,733,926	4,372,641
General and administrative expenses	2,366,307	3,224,038	6,851,577	8,595,051
Gain on disposal of property and equipment	(111,410)	(14,104)	(130,546)	(14,104)
Total operating expenses	3,145,048	5,029,346	10,454,957	12,953,588
Loss from operations	(1,545,835)	(3,339,861)	(6,415,386)	(8,761,366)
Other income (expense), net
Interest expense	(247,354)	(113,287)	(874,729)	(338,599)
Other income	36,745	58	36,745	952
Total other expense, net	(210,609)	(113,229)	(837,984)	(337,747)
Loss before income taxes	(1,756,444)	(3,453,090)	(7,253,370)	(9,099,113)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	$(1,756,444)	$(3,453,090)	$(7,253,370)	$(9,099,113)

Net loss from discontinued operations	(10,577)	(91,209)	(208,615)	(337,112)

Net loss attributable to Eastside Distilling, Inc. common shareholders	$(1,767,021)	$(3,544,299)	$(7,461,985)	$(9,436,225)

Basic and diluted net loss per common share	$(0.17)	$(0.38)	$(0.75)	$(1.03)

Basic and diluted weighted average common shares outstanding	10,103,936	9,255,347	9,947,208	9,155,397

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Condensed Consolidated Statements of Cash Flows

For the nine months ended September 30, 2020 and 2019

(Unaudited)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(7,461,985)	$(9,436,225)
Loss from discontinued operations	208,615	337,112
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,858,145	1,130,912
Bad debt expense	69,078	-
Gain on disposal of assets	(130,546)	-
Inventory allowance	250,000	-
Amortization of debt issuance costs	225,967	18,307
Issuance of common stock in exchange for services by employees	468,162	737,071
Issuance of common stock in exchange for services for 3rd parties	234,056	64,248
Stock-based compensation	242,607	510,674

Changes in operating assets and liabilities:
Trade receivables	(57,323)	(427,409)
Inventories	1,755,942	(285,020)
Prepaid expenses and other assets	88,310	(163,949)
Net ROU asset	369,519	581,539
Accounts payable	(900,014)	(289,298)
Accrued liabilities	(68,268)	345,036
Other current liabilities	250,000	-
Deferred revenue	315,775	(52,000)
Net lease liabilities	(426,628)	(633,201)
Net cash used in operating activities of continuing operations	(2,708,588)	(7,562,203)
Net cash used in operating activities of discontinued operations	(120,647)	(381,094)
Net cash used in operating activities	(2,829,235)	(7,943,297)
Cash Flows From Investing Activities:
Acquisition of business, net of cash acquired	-	(1,449,917)
Proceeds from sale of fixed assets	621,103	-
Purchases of property and equipment	(413,967)	(2,330,972)
Net cash provided by (used in) investing activities of continuing operations	207,136	(3,780,889)
Net cash provided by investing activities of discontinued operations	2,125	-
Net cash provided by (used in) investing activities	209,261	(3,780,889)
Cash Flows From Financing Activities:
Issuance of common stock		1,262,497
Contributed capital	-	14,000
Proceeds from secured trade credit facility	6,337,064	-
Proceeds from notes payable	1,538,044	550,000
Payments of principal on secured trade credit facility	(3,000,000)	-
Payments of principal on notes payable	(1,638,686)	(297,108)
Net cash provided by financing activities	3,236,422	1,529,389
Net increase (decrease) in cash	616,448	(10,194,797)
Cash - beginning of period	342,678	10,640,977
Cash - end of period	$959,126	$446,180

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$635,568	$290,331
Cash paid for amounts included in measurement of lease liabilities	$518,976	$514,403

Supplemental Disclosure of Non-Cash Financing Activity
Warrants issued in relation to secured trade credit facility	$97,800	$-
Deferred consideration for the acquisition of Azuñia		12,781,092
Fixed assets acquired through financing	$-	$300,000
Right-of-use assets obtained in exchange for lease obligations	$1,152,851	$1,072,018

The accompanying notes are an integral part of these condensed consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

1.	Description of Business

Eastside Distilling (the “Company,” “Eastside,” “Eastside Distilling,”, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect its acquisition of Eastside Distilling, LLC. Eastside Distilling is a manufacturer and marketer of nationally recognized alcoholic beverage brand and as Craft Canning + Bottling the West coast leader in premier mobile packaging. The Company currently employs 82 people in the United States.

The Company manufactures, acquires, blends, bottles, imports and markets a wide variety of crafts spirits and cocktails under recognized brands which the Company sells on a wholesale basis to distributors. The Company’s portfolio consists of high-growth alcoholic beverage products complemented by high-end, luxury spirits, including bourbon, American whiskey, vodka, gin, rum, tequila and cocktails. In addition, the Company specializes in mobile canning and independent bottling of spirits.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow convertible notes, extended credit terms, and equity financings. The Company has incurred a net loss of $7.5 million for the nine months ended September 30, 2020 and has an accumulated deficit of $51.7 million as of September 30, 2020. The Company has been dependent on raising capital from debt and equity financings as well as the utilization of our inventory to meet its needs for cash flow used in operating activities. For the nine months ended September 30, 2020, the Company raised approximately $3.2 million in additional capital through debt financing (net of repayments).

At September 30, 2020, the Company had $1 million of cash on hand with a negative working capital of $16.6 million. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on reducing its operating costs, utilizing our inventory, raising additional debt or equity capital, selling assets and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. The Company intend to implement actions to improve profitability by managing expenses while continuing to increase sales. See Notes 10 and 11 to the financial statements for a description of our debt and the debt refinancing initiatives completed in the first half of 2020. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, it may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

Although the Company’s audited financial statements for the year ended December 31, 2019 were prepared under the assumption that the Company would continue its operations as a going concern, the report of our independent registered public accounting firm that accompanies our financial statements for the year ended December 31, 2019 contains a going concern qualification in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. Specifically, as noted above, the Company has incurred operating losses since our inception, and even though the Company has reduced its operating expenses and increased its available capacity under its lines of credit, and has large inventory balances from which to draw, the Company expects to continue to incur significant expenses and operating losses for the foreseeable future. These prior losses and expected future losses have had, and will continue to have, an adverse effect on the Company’s financial condition. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in us.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited condensed consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited condensed consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2020, its operating results for the nine months ended September 30, 2020 and 2019 and its cash flows for the nine months ended September 30, 2020 and 2019. The unaudited condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The condensed consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Big Bottom Distilling LLC, Outlandish Beverages, LLC, Redneck Riviera Whiskey Co., LLC, Craft Canning + Bottling LLC (beginning as of January 11, 2019) and the Azuñia tequila assets (beginning September 12, 2019). All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and other payments, are a common practice in the alcohol beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.7 million and $0.4 million for the nine months ended September 30, 2020 and 2019, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcohol beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and sold and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.2 million and $0.2 million for the nine months ended September 30, 2020 and 2019, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

Sales and Marketing Expenses

The following expenses are included in sales and marketing expenses in the accompanying condensed consolidated statements of operations: media advertising costs, promotional costs of value-added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses. Sales and marketing costs are expensed as incurred. Sales and marketing expense totaled $3.7 million and $4.4 million for the nine months ended September 30, 2020 and 2019, respectively.

General and Administrative Expenses

The following expenses are included in general and administrative expenses in the accompanying condensed consolidated statements of operations: salary and benefit expenses, travel and entertainment expenses for executive and administrative staff, rent and utilities, professional fees, insurance, and amortization and depreciation expense. General and administrative costs are expensed as incurred. General and administrative expense totaled $6.9 million and $8.6 million for the nine months ended September 30, 2020 and 2019, respectively, of which $2.7 million and $2.4 million were non-cash expenses, respectively.

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0.9 and $1.3 million for the nine months ended September 30, 2020 and 2019, respectively.

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with Accounting Standards Codification (“ASC”) Topic 205-20 – Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; (3) Strategic shift. During the first quarter of 2020, management made a strategic shift to focus the Company’s sales and marketing efforts on the nationally branded product platform, resulting in the decision to close / abandon all four of its retail tasting rooms in the Portland, Oregon area by March 31, 2020. This decision meets the criteria (1) - (3) for reporting discontinued operations, and as a result, the retail operations have been reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In the current period, the income, expense, and cash flows from retail operations during the period they were consolidated have been classified as discontinued operations. For comparative purposes, amounts in the prior periods have been reclassified to conform to current period presentation. Additionally, the assets and liabilities from retail operations are shown on the balance sheet as assets and liabilities for discontinued operations.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Income and expense related to discontinued retail operations for the nine months ended September 30, 2020 and 2019:

	September 30, 2020	September 30, 2019
Sales	$148,490	$711,616
Less customer programs and excise taxes	46,342	266,785
Net sales	102,148	444,831
Cost of sales	64,101	213,485
Gross profit	38,047	231,346
Operating expenses:
Sales and marketing expenses	2,534	21,670
General and administrative expenses	168,299	546,788
Loss on disposal of property and equipment	75,829	-
Total operating expenses	246,662	568,458
Loss from operations	(208,615)	(337,112)

Assets and liabilities related to discontinued retail operations

	September 30, 2020	December 31, 2019
Assets
Current assets:
Cash	-	$615
Trade receivables	-	1,734
Inventories	-	62,102
Prepaid expenses and current assets	-	10,441
Total current assets	-	74,892
Property and equipment, net	-	86,059
Right-of-use assets	103,476	164,952
Other assets	3,189	10,855
Total Assets	$106,665	$336,758

Liabilities
Current liabilities:
Accounts payable	$(12,748)	$56,241
Accrued liabilities	-	7,763
Deferred revenue	-	1,734
Current portion of lease liability	30,003	59,540
Total current liabilities	17,255	125,278
Lease Liability - less current portion	78,658	112,760
Total liabilities	$95,913	$238,038

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents at September 30, 2020 and December 31, 2019.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. At September 30, 2020 and December 31, 2019, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

None of the Company’s assets or liabilities were measured at fair value at September 30, 2020 and December 31, 2019. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and convertible notes payable. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. At September 30, 2020 and December 31, 2019, the Company’s notes payable are at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor, raw packaging material for bottling, raw cans for Craft Canning, and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory. The Company recorded an inventory allowance of $0.3 million for obsolete inventory for the nine months ended September 30, 2020 and no write-downs of inventory for the nine months ended September 30, 2019.

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

Intangible Assets / Goodwill

The Company accounts for long-lived assets, including property and equipment and intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of goodwill at September 30, 2020 and determined that goodwill was not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. At September 30, 2020 and December 31, 2019, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying condensed consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the nine months ended September 30, 2020 and 2019.

The Company files federal income tax returns in the U.S. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2012.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the nine months ended September 30, 2020 and 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $500,000 or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC 860, we have concluded that these agreements have met all three conditions identified in ASC 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $6.7 million of invoices and incurred $0.14 million in fees associated with the factoring programs during the nine months ended September 30, 2020. At September 30, 2020, the Company had $0.9 million factored invoices outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Recently Adopted Accounting Pronouncements

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

September 30, 2020

(Unaudited)

4.	Business Acquisitions

During the fiscal year 2019, the Company completed the following acquisitions:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning + Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s consolidated financial statements for the nine months ended September 30, 2020 include Craft Canning’s results of operations. For the nine months ended September 30, 2019, Craft Canning’s results of operations are included from the acquisition date of January 11, 2019 through September 30, 2019. The Company’s condensed consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The allocation of the purchase price is as follows:

Consideration given:
338,212 shares of common stock valued at $6.15 per share	$2,080,004
Cash	2,003,200
Notes payable	761,678
Total value of acquisition	$4,844,882

Assets and liabilities acquired:
Cash	$553,283
Trade receivables, net	625,717
Inventories, net	154,824
Prepaid expenses and current assets	250
Property and equipment, net	1,839,486
Right-of-use assets	232,884
Intangible assets - customer list	2,895,318
Other assets	26,600
Accounts payable	(231,613)
Accrued liabilities	(74,389)
Deferred revenue	(52,000)
Lease liabilities	(256,375)
Notes payable	(869,103)
Total	$4,844,882

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

The Company incurred acquisition costs of $0.1 million during the nine months ended September 30, 2019 that have been recorded in general and administrative expenses on the consolidated statement of operations. The results of the Craft acquisition are included in the Company’s consolidated financial statements from the date of acquisition through September 30, 2020. The revenue and net profit of Craft operations included in our condensed consolidated statements of operations were $6.7 million and $0.7 million, for the nine months ended September 30, 2020. The revenue and net income (including transaction costs) of Craft operations included in the Company’s condensed consolidated statements of operations were $5.9 million and $0.5 million for the period from January 11, 2019 through September 30, 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Azuñia Tequila

On September 12, 2019, the Company completed the acquisition of the Azuñia Tequila brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Company’s consolidated financial statements for the nine months ended September 30, 2020 include the Azuñia Tequila assets and results of operations.

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

The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805 “Business Combinations”, whereby the purchase price was allocated to the assets acquired based upon their estimated fair values on the acquisition date. The Company estimated the purchase price based on weighted probabilities of future results and recorded deferred consideration payable of $12.8 million on the acquisition date that will be remeasured to fair value at each reporting date until the contingencies are resolved, with the changes in fair value recognized in earnings. The Company remeasured the deferred consideration payable for the period ended December 31, 2019 and increased the liability by $2.7 million to a balance of $15.5 million. No adjustment was made to the deferred consideration payable for the nine-month period ended September 30, 2020.

The allocation of the purchase price is as follows:

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

The results of the Azuñia Tequila asset acquisition are included in the Company’s consolidated financial statements for the nine months ended September 30, 2020. The sales of Azuñia Tequila products included in the Company’s condensed consolidated statements of operations were $2.4 million for the nine months ended September 30, 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2019 assume that both acquisitions of Craft Canning + Bottling and Azuñia Tequila were completed on January 1, 2019:

2019
Pro forma sales	$14,536,214
Pro forma net loss	(9,766,420)
Pro forma basic and diluted net loss per share	$(0.82)

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

5.	Inventories

Inventories consist of the following:

(Dollars in thousands)

	September 30, 2020	December 31, 2019
Raw materials	$8,677	$9,336
Finished goods	1,648	2,995
Total inventories	$10,325	$12,331

6.	Property and Equipment

Property and equipment consist of the following:

(Dollars in thousands)

	September 30, 2020	December 31, 2019
Furniture and fixtures	$4,369	$4,464
Leasehold improvements	1,640	1,654
Vehicles	779	690
Construction in progress	53	98
Total cost	6,841	6,906
Less accumulated depreciation	(3,474)	(2,219)
Property and equipment - net	$3,367	$4,687

Purchases of property and equipment totaled $0.4 million and $2.3 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Depreciation expense totaled $1.4 million and $0.6 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. Gain on disposal of fixed assets totaled $0.1 for the nine months ended September 30, 2020 compared to nil for the same period last year.

7.	Intangible Assets and Goodwill

Intangible assets and goodwill at September 30, 2020 and December 31, 2019 consist of the following:

(Dollars in thousands)

	September 30, 2020	December 31, 2019
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,896	3,247
Goodwill	28	28
Total intangible assets and goodwill	14,894	15,245
Less accumulated amortization	(724)	(542)
Intangible assets and goodwill - net	$14,170	14,703

Amortization expense totaled $0.4 million and $0.5 million for the nine months ended September 30, 2020 and September 30, 2019, respectively. The permits and licenses, Azuñia brand, and goodwill have all been determined to have indefinite life and will not be amortized. The customer lists are being amortized over a seven-year life. In the third quarter of 2020 it was determined that the customer list associated with the MotherLode, LLC acquisition no longer had value and was written off. The net value of the MotherLode, LLC customer list at the time of the write down was $176,971.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

8.	Other Assets

Other assets consist of the following:

(Dollars in thousands)

	September 30, 2020	December 31, 2019
Product branding	$949	$809
Notes receivable	-	450
Deposits	60	43
Total other assets	1,009	1,302
Less accumulated amortization	(219)	(136)
Other assets - net	$790	$1,166

As of September 30, 2020, the Company had $0.9 million of capitalized costs related to services provided for the rebranding of its existing product line and branding of new product lines. This amount is being amortized over a seven-year life.

Amortization expense totaled $0.08 million and $0.05 million for the nine months ended September 30, 2020 and September 30, 2019, respectively.

In September 2020, the Company had received the remaining balance of the notes receivable from Wineonline.com.

The deposits represent office lease deposits.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options, and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2025. The Company determines if an arrangement is a lease at inception. The Company does not currently have any finance leases. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In September 2020, the Company entered into two new lease agreements for canning and bottling production facilities in Seattle and Denver. Both leases contain fixed payments that increase over the term of their respective agreement. As of September 30, 2020, the amount of right-of-use assets and lease liabilities were both $1.4 million. Aggregate lease expense for the nine months ended September 30, 2020 was $0.5 million, consisting of $0.4 million in operating lease expense for lease liabilities and $0.1 million in short-term lease cost.

Maturities of lease liabilities as of September 30, 2020 are as follows:

	Operating Leases	Weighted- Average Remaining Term in Years
2020	$158,821
2021	580,380
2022	353,509
2023	266,045
Thereafter	250,798
Total lease payments	1,609,553
Less imputed interest (based on 6.6% weighted- average discount rate	(184,796)
Present value of lease liability	$1,424,757	3.4

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

10.	Notes Payable

Notes payable consists of the following:

	September 30, 2020	December 31, 2019
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	2,300,000	2,300,000
Notes payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan.	1,049,317	-
Notes payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan.	395,437	-
Convertible note payable bearing interest at 9.00%. The note principal, plus any accrued and unpaid interest is due December 31, 2020. The note has a voluntary conversion feature where in the event of an equity offering of at least $1,000,000 at a purchase price of at least $4.25 (subject to adjustment), the noteholder shall have the right to participate in the financing by converting all outstanding principal and accrued and unpaid interest on this note into the securities to be sold in the offering.	125,000	254,075
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and are subordinate to the Company’s senior indebtedness.	367,138	649,774
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	141,362	176,571
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of September 30, 2020.	189,045	265,509
Promissory note payable under a revolving line of credit bearing variable interest starting at 5.5%. The note has a 15-month term with principal and accrued interest due in lump sum in October 2020. The borrowing limit is $250,000. The note is secured by the assets of Craft Canning.	141,000	50,000
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	155,728	183,202
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	239,979	281,802
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	254,100	295,463
Secured line of credit promissory note for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. The obligations of the Company under the Note are secured by certain inventory of the Company and its subsidiaries and the Company’s membership interests in Craft Canning. In addition, the Note is guaranteed by the Company’s subsidiaries Craft Canning and Big Bottom Distilling. The Note and the accompanying guaranty restrict Craft Canning from incurring any new indebtedness, other than trade debt incurred in the ordinary course of business, until the Note is repaid in full. The obligations under the Note are subordinate and junior in right and priority of payment to the Company’s obligations under the Company’s Credit and Security Agreement with the KFK Children’s Trust dated May 10, 2018. The Note was paid in full in January 2020.	-	946,640
Promissory notes payable bearing interest between 2.99% - 3.14%. The notes have 60-month terms with maturity dates between February 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan. The Note was paid in full in July 2020.	-	10,390
Total notes payable	5,358,106	5,413,426
Less current portion	(4,010,887)	(1,819,172)
Long-term portion of notes payable	$1,347,219	$3,594,254

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The Company paid $0.2 million and $0.1 million in interest on notes for the nine months ended September 30, 2020 and 2019, respectively.

Maturities on notes payable as of September 30, 2020, are as follows:

Year ending December 31:

2020	$503,689
2021	4,079,584
2022	701,242
Thereafter	323,591
$5,608,106

11.	Secured Credit Facility

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

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.3 million in interest as of September 30, 2020.

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

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in technical default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those technical defaults included the failure to timely deliver information and its belief that the Company owed certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. On June 3, 2020 the Company entered into a Second Modification to Loan Agreement (“Modification”) with the Lender agreeing to waive the technical defaults upon the satisfaction of certain conditions by September 30, 2020. The Company complied with these conditions and was compliant with the terms of the Loan Agreement and Modification as of November 12, 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

12.	Commitments and Contingencies

Legal Matters

The Company is not currently subject to any material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

13.	Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares at September 30, 2020 and 2019. The numerators and denominators used in computing basic and diluted net loss per common share in 2020 and 2019 are as follows:

	Three months ended September 30
	2020	2019
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(1,767,021)	$(3,544,357)
Weighted average shares (denominator)	10,103,936	9,255,347
Basic and diluted net loss per common share	$(0.17)	$(0.38)

	Nine months ended September 30,
	2020	2019
Net loss attributable to Eastside Distilling, Inc. common shareholders (numerator)	$(7,461,985)	$(9,436,225)
Weighted average shares (denominator)	9,947,208	9,155,397
Basic and diluted net loss per common share	$(0.75)	$(1.03)

14.	Stockholders’ Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2019	9,675,028	$967	$51,566,438	$(44,234,087)	$7,333,318
Issuance of common stock for services by third parties	170,944	17	234,039	-	234,056
Issuance of common stock for services by employees	303,280	30	468,132	-	468,162
Amortization of non-deal warrant grants	-	-	18,791	-	18,791
Issuance of warrants for secured credit facility	-	-	97,800	-	97,800
Stock-based compensation	-	-	223,816	-	223,816
Net loss attributable to common shareholders	-	-	-	(7,461,985)	(7,461,985)
Balance, September 30, 2020	10,149,252	$1,014	$52,609,016	$(51,696,072)	$913,958

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

Issuance of Common Stock

In January 2020, the Company issued 90,798 shares of common stock to directors, employees, and consultants for stock-based compensation of $290,547. The shares were valued using the closing share price of our common stock on the date of grant of $3.20 per share.

On April 6, 2020, the Company issued 216,363 shares of common stock under the 2016 Equity Incentive Plan to directors, employees, and consultants for stock-based compensation of $238,800. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.10 per share.

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

On July 17, 2020, the Company issued 73,010 shares of common stock under the 2016 Equity Incentive Plan to directors and employees for stock-based compensation of $87,000. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.08 per share.

On July 24, 2020, the Company issued 19,955 shares of common stock under the 2016 Equity Incentive Plan to employees for stock-based compensation of $38,125. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.22 per share.

On August 21, 2020, the Company issued 19,955 shares of common stock under the 2016 Equity Incentive Plan to employees for stock-based compensation of $43,125. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.38 per share.

On September 8, 2020, the Company issued 19,294 shares of common stock under the 2016 Equity Incentive Plan to employees for stock-based compensation of $42,188. The shares were valued using the closing share price of the Company’s common stock on the date of the grant, $1.35 per share.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2020, the number of shares available for grant under the 2016 Plan reset to 2,887,005 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of September 30, 2020, there have been 640,825 options and 1,061,174 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate and five (5) years from the grant date.

On January 29, 2015, the Company adopted the 2015 Stock Incentive Plan (the 2015 Plan). The total number of shares available for the grant of either stock options or compensation stock under the 2015 Plan is 50,000 shares, subject to adjustment. The exercise price per share of each stock option will not be less than 20 percent of the fair market value of the Company’s common stock on the date of grant. At September 30, 2020, there were 5,417 options issued under the Plan outstanding, which options vest at the rate of at least 25 percent in the first year, starting 6-months after the grant date, and 75% in year two.

The Company also issues, from time to time, options that are not registered under a formal option plan. At September 30, 2020, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the nine months ended September 30, 2020 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding at December 31, 2019	784,101	$5.65
Options granted	-	$-
Options exercised	-	$-
Options canceled	(218,001)	$6.76
Outstanding at September 30, 2020	566,100	$5.22

Exercisable at September 30, 2020	454,767	$5.05

The aggregate intrinsic value of options outstanding at September 30, 2020 was $0.

At September 30, 2020, there were 113,833 unvested options with an aggregate grant date fair value of $278,660. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options at September 30, 2020 was $0. During the nine months ended September 30, 2020, 69,431 options became vested.

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

September 30, 2020

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

The Company did not issue any additional options during the nine months ended September 30, 2020.

For the nine months ended September 30, 2020 and 2019, total stock compensation expense related to stock options was $223,816 and $596,852, respectively. At September 30, 2020, the total compensation cost related to stock options not yet recognized is approximately $935,755, which is expected to be recognized over a weighted-average period of approximately 2.11 years.

Warrants

During the nine months ended September 30, 2020, the Company issued an aggregate of 100,000 common stock warrants in connection with the Secured Credit Facility from Live Oak Bank. The estimated fair value of the warrants of $97,800 was recorded as debt issuance cost and will be amortized to interest expense over the maturity period of the secured credit facility, with $73,350 recorded in the nine months ended September 30, 2020. Warrants issued to three shareholders during 2017 and 2018 vest quarterly for 3 years and resulted in $18,791 worth of amortization expense for the nine months ending September 30, 2020.

The estimated fair value of the warrants at issuance was based on a combination of closing market trading price on the date of issuance for the warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	40%
Risk-free interest rate	1.54%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$3.20

No warrants were exercised during the nine months ended September 30, 2020.

A summary of activity in warrants is as follows:

	Warrants	Weighted Average Remaining Life	Weighted Average Exercise Price	Aggregate Intrinsic Value

Outstanding at December 31, 2019	736,559	1.18 years	$6.95	$-

Nine months ended September 30, 2020:
Granted	100,000	4.79 years	$3.94	$-
Exercised	-	-	$-	-
Forfeited and cancelled	(556,281)	0.53 years	$7.51	-

Outstanding at September 30, 2020	280,278	2.84 years	$4.76	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

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

On June 11, 2019, the Company’s Board appointed Owen Lingley to the Board to fill an existing vacancy on the Board effective immediately. Owen Lingley is the founder of Craft Canning, LLC, which was acquired by the Company on January 11, 2019 and subsequently changed its name to Craft Canning + Bottling LLC. In connection with the acquisition of Craft Canning, Mr. Lingley received $1,843,200 in cash, 338,212 shares of common stock of the Company and a promissory note in the aggregate principal amount of $731,211, which bears interest at a rate of 5% per annum and matures on January 11, 2022. The shares acquired by Mr. Lingley in connection with the acquisition of Craft Canning are subject to a one-year lock-up restriction and have “piggyback” registration rights effective after the one-year lock-up. Mr. Lingley resigned from the Board on November 18, 2019.

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

On October 24, 2019, the Company’s Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Mrs. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the asset purchase agreement. Subject to compliance with applicable Nasdaq rules, the aggregate initial consideration will be payable approximately 18 months following the closing and will consist of 850,000 shares of Company common stock at a stipulated value of $6.00 per share, 350,000 shares of Company common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

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

Effective November 29, 2019, the Company issued to TQLA, LLC, a California limited liability company (“Holder”), a Secured Line of Credit Promissory Note (the “Note”) for a revolving line of credit in the aggregate principal amount of $2,000,000. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. As of December 31, 2019, the Company had borrowed $946,640 on the Note. Stephanie Kilkenny, a director of the Company, owns and controls TQLA, LLC with her spouse. The Company’s Audit Committee approved the transaction. The Note was paid in full in January 2020.

In August 2020, the Company entered into discussions with Intersect Beverage, LLC (“Intersect”) and TQLA, LLC to address potential changes to the deferred consideration for the Azuñia acquisition and received a deposit of $250,000 in cash. No assurances can be given the discussions with Intersect will lead to a final agreement in which case the Company would have to return the cash deposit.

Eastside Distilling, Inc. and Subsidiaries

Notes to Condensed Consolidated Financial Statements

September 30, 2020

(Unaudited)

The Company believes that the foregoing transactions were in its best interests. Consistent with Section 78.140 of the Nevada Revised Statutes, it is the Company’s current policy that all transactions between it and its officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to the Company as a corporation as of the time it is authorized, approved or ratified by the Board. The Company will continue to conduct an appropriate review of all related party transactions and potential conflicts of interest on an ongoing basis. The Company’s audit committee has the authority and responsibility to review, approve and oversee any transaction between the Company and any related person and any other potential conflict of interest situation on an ongoing basis, in accordance with Company policies and procedures in effect from time to time.

16.	Subsequent Events

On October 29, 2020, the Company announced its intent to divest its Redneck Riviera Spirits business. The Company signed a non-binding term sheet between Eastside and Rich Marks, LLC, Redneck Riviera Whiskey Co, LLC, John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”). RSG will pay a termination fee as well as purchase certain assets from the Company which could include raw materials and finished goods. The total consideration is estimated to be $8.1 million inclusive of a $3 million dollar termination fee and the remainder of proceeds from selling RSG raw materials and finished goods. The divesture is subject to negotiation and execution of definitive agreements.

In November 2020, Intersect Beverage, LLC (“Intersect”) and TQLA, LLC (“TQLA”) sent the Company a second deposit bringing the total outstanding amount deposited to $500,000. No assurances can be given the Company’s discussions with Intersect and TQLA will lead to a final agreement to change the deferred consideration for the Azuñia acquisition, nor that the deposits will be applied to that Agreement. If the Company is unable to reach a satisfactory agreement with Intersect and TQLA it would be required to return the cash deposit.

On October 31, 2020, the Company consolidated its headquarters with the Craft Canning + Bottling office and operating facility in Portland, Oregon.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the condensed consolidated financial statements and notes. This section of the Quarterly Report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about the following:

●	Our ability to obtain any financing and increase in working capital;
●	General industry, market, and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our beliefs regarding the possible effects of the COVID-19 pandemic on general economic conditions, consumer demand, and the Company’s results of operations, liquidity, capital resources, and general performance in the future;
●	Our business mission, strategy, operations, and our continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our ability to retain, market, and grow our existing brands, including Azuñia tequila and the effect that may have on other brands, and our ability to profitably sell our brands and products;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to financially support the brands in the market;
●	Our estimate of the ultimate purchase price for Azuñia Tequila set forth in our financial statement notes;
●	Our ability to protect our intellectual property, including trademarks related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capabilities to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies, and the application of regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains) or changes in related reserves, changes in tax rules, or accounting standards;
●	Our ability to expand our company and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to position our brands as attractive acquisition candidates;
●	Our ability to realize the anticipated benefits of our canned beverage, mobile canning and bottling operations, and expected growth in the canned beverages industry;
●	Our ability to attract and retain key executive or employee talent;
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements; and
●	Our operations, financial performance, and results of operations.

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

Business Overview

Eastside Distilling (the “Company,” “Eastside,” “Eastside Distilling,” “we,” “us,” or “our”, below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. Eastside Distilling is a manufacturer and marketer of nationally recognized alcoholic beverage brands and as Craft Canning + Bottling the West coast leader in premier mobile packaging. We currently employ 82 people in the United States.

We manufacture, acquire, blend, bottle, import, export, market a wide variety of crafts spirits and cocktails under recognized brands which we sell on a wholesale basis to distributors. Our portfolio consists of high-growth alcoholic beverage products complemented by high-end, luxury spirits, including bourbon, American whiskey, vodka, gin, rum, tequila, and cocktails. In addition, we specialize in mobile canning and independent bottling of spirits.

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
Portland Potato Vodka - Habanero

Whiskey
Redneck Riviera Whiskey
Redneck Riviera Whiskey - Granny Rich Reserve
Burnside Oregon Oaked Rye Whiskey
Burnside West End Blend Whiskey
Burnside Goose Hollow Bourbon
Burnside Oregon Oaked Bourbon
Burnside Buckman RSV 10 Year Bourbon
Oregon Marionberry Whiskey
Big Bottom Barlow Whiskey
Big Bottom Barlow Port Whiskey
Big Bottom Delta Rye
Big Bottom American Single Malt
Big Bottom Zin Cask Bourbon
Barrel Hitch American Whiskey

Special
Advocaat Holiday Egg Nog

Ready-to-Drink
Redneck Riviera Howdy Dew!
Portland Mule - Original
Portland Mule - Marionberry

Our overall strategy is to continue to build on our reputation for producing premium spirits, beverages, and services on a national platform. We are focusing our core competency around brands, product marketing, and distribution. We will build our branded spirits and mobile canning and bottling service division both organically and through acquisition to capture growth in the spirits, cocktails, and packaging services.

We strive to strengthen our portfolio as we focus on five key objectives for sustainable growth. These five objectives include (1) achieving cash neutral quarterly operating results, (2) restructuring and extending remaining debt, notes, and the Azuñia earnout beyond 2021, (3) adding liquidity for short term working capital, (4) building a spirits brand portfolio plan that grows volume with profit focused on the Azuñia Brand, and further depletion of remaining barrel inventory, and (5) implementing a strategic growth plan for Craft Canning.

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

In May 2017, we acquired 90% of Big Bottom Distilling, LLC (“BBD”), known for its award-winning, super-premium gins and whiskeys, and American Single Malt Whiskey. BBD’s super-premium spirits give us a presence at the “ultra-premium segment” of the market. In December 2018, we acquired the remaining 10% of BBD. In September 2019, we also acquired the high-end, luxury tequila brand, Azuñia, to complement our portfolio and provide us with a larger established brand in the high-growth tequila category. In addition, through MotherLode Craft Distillery (“MotherLode”), our wholly-owned subsidiary acquired in March 2017, and Craft Canning + Bottling, LLC (formerly known as Craft Canning, LLC) (“Craft Canning”), which we acquired in January 2019, we provide contract bottling, canning, and packaging services for existing and emerging beer, wine, and spirits producers. We intend to use our mobile canning operations to profit from the rapid growth in the canned beverages industry. As the COVID-19 pandemic developed, craft brewers turned to mobile canning to support their operations as the market transitioned from kegged beer to canned beer.

Recent Developments

During the first nine months of 2020, Craft Canning has experienced an increase in demand and revenue growth as customers are continuing to prefer to fill cans for a wider off-premise usage. In order to meet this demand, the Company has invested in additional canning lines. Throughout 2020 the canning industry has faced a shortage of aluminum cans. However, we believe we have sourced enough cans to supply our current business plan. While off-premise business has seen an increase in spirits sales, the customer focus has been on major brands and larger format bottles which we do not currently have on the national platform. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including a decrease in sales volume in “on-premise” accounts, where products are typically consumed immediately, such as bars and restaurants. This negative trend has continued through the year.

In response to the COVID-19 pandemic, the Company has implemented specific measures to reduce the spread of the virus including having our employees work remotely whenever possible, screening visitors and workers before entering facilities, requiring visitors and employees to wear masks, and encouraging social distancing. These preventive measures have been effective as evidenced by the minimal number of COVID-19 cases between our workforce, vendors, and customers.

Available Information

Our executive offices are located at 8911 NE Marx Drive, Suite A2, Portland, Oregon. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this quarterly report.

Results of Operations

Overview

Consolidated Statements of Operations Data for the nine months ended September 30, 2020 and 2019 (Dollars in thousands)	2020	2019	Variance	% Change
Sales	$12,862	$11,973	$889	7%
Less customer programs and excise taxes	967	592	375	63%
Net sales	11,895	11,381	514	5%
Cost of sales	7,856	7,189	666	9%
Gross profit	4,040	4,192	(153)	(4)%
Sales and marketing expenses	3,734	4,373	(639)	(15)%
General and administrative expenses	6,852	8,595	(1,743)	(20)%
Gain on disposal of property and equipment	(131)	(14)	(116)	826%
Total operating expenses	10,455	12,954	(2,499)	(19)%
Loss from operations	(6,415)	(8,761)	2,346	(27)%
Interest expense	(875)	(339)	(536)	158%
Other income	37	1	36	4213%
Loss from discontinued operations	(209)	(337)	128	(38)%
Net loss	$(7,462)	$(9,436)	$1,974	(21)%
Gross margin	34%	37%	(3)%	(8)%
Non-cash operating expenses	$2,973	$2,404	$568	24%

Since 2018, Eastside Distilling has transformed from a small regional craft distiller serving the northwest, principally Oregon, to a nationally recognized purveyor of high quality above premium spirit brands throughout the United States. We have grown organically as well as through brand licensing and acquisitions. In 2019, we acquired Craft Canning + Bottling, LLC (“Craft Canning”), a mobile canning and bottling company driving growth in our non-spirits and service revenue. Additionally, we introduced three brand extensions and acquired the Azuñia tequila brand, fueling growth in spirits sales.

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

During the first quarter of 2020, the Company focused its sales and marketing efforts on the distribution of our brands through the national platform, resulting in the decision to close all four of its retail stores in Portland, Oregon by March 31, 2020. The retail operations have been reported as discontinued operations in the accompanying unaudited condensed consolidated financial statements. In the current year, the income, expense, and cash flows from retail operations during the period they were consolidated have been classified as discontinued operations. For comparative purposes amounts in the prior periods have been reclassified to conform to current year presentation.

Three Months Ended September 30, 2020 Compared to the Three Months Ended September 30, 2019

Sales

Our sales for the three months ended September 30, 2020 increased to $4.8 million, or approximately 7%, from $4.5 million for the three months ended September 30, 2019. The following table compares our sales in the three months ended September 30, 2020 and 2019, and excludes the retail tasting room sales that have been classified as discontinued operations:

(Dollars in thousands)

	Three Months Ended September 30
	2020		2019
Wholesale Finished Goods	$2,176	45%	$2,121	47%
Canning & Bottling	2,635	55%	2,117	47%
Bulk Spirit Sales	14	0%	272	6%
Total	$4,825	100%	$4,510	100%

The increase in sales in the three months ended September 30, 2020 is primarily driven by increases in canning and bottling sales. Canning and bottling revenue increased $0.5 million year over year primarily due to the shift in demand for craft beer to be distributed in cans rather than kegs as customers adapted to changing consumer preferences due to the COVID-19 pandemic.

Customer programs and excise taxes

Customer programs and excise taxes for the three months ended September 30, 2020 increased to $0.3 million, or approximately 47%, from $0.2 million compared to the same 2019 period. The increase is primarily due to higher customer programs and incentives associated with the driving case sales of the Azuñia brand.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. During the three months ended September 30, 2020, cost of sales increased to $2.9 million, or approximately 12%, from $2.6 million for the three months ended September 30, 2019. The increase is primarily attributable to a change in wholesale finished goods product mix driven by increased Azuñia Tequila sales which has a higher cost of sales compared to Redneck Riviera Whiskey.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the three months ended September 30, 2020 and 2019:

(Dollars in thousands)

	Three Months Ended September 30,
	2020	2019

Gross profit	$1,599	$1,689
Gross margin	36%	39%

Gross Margin

Our gross margin of 36% of net sales in the three months ended September 30, 2020 decreased from our gross margin of 39% for the three months ended September 30, 2019 primarily due to a change in product and services mix. Our goal is to improve our overall gross margin by increasing the efficiencies and reducing the footprint of our production facility as well as evaluate the materials in our finished goods by looking to create economies of scale by creating consistency of the dry goods across our brands.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2020 decreased to $0.9 million, or approximately 51%, from $1.8 million for the three months ended September 30, 2019. This decrease is primarily due to a restructuring which included a reduction of headcount and tactical marketing spend as well as a $0.1 million decrease in travel and entertainment due to COVID-19 travel restrictions and was partially offset by a $0.1 million increase in sales and marketing compensation.

General and Administrative Expenses

(Dollars in thousands)

	Three Months Ended September 30
General and administrative expenses	2020		2019
Compensation and benefits	$767	32%	$683	21%
Legal and professional	$236	10%	$791	25%
Rent, insurance and other	$461	20%	$889	28%
Stock-based compensation & stock for services (non-cash)	$313	13%	$507	16%
Depreciation and amortization (non-cash)	$589	25%	$354	11%
Total general and administrative expense	$2,366	100%	$3,224	100%

General and administrative expenses for the three months ended September 30, 2020 decreased to $2.3 million, or approximately 26%, from $3.2 million for the three months ended September 30, 2019. This decrease is primarily due to a decrease in legal and professional fees and rent, insurance, and other miscellaneous general and administrative costs and is offset by higher non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Expenses

Total other expense, net was $0.2 million for the three months ended September 30, 2020, compared to $0.1 million for the three months ended September 30, 2019, an increase of 118%. This increase was primarily due to higher interest expense on increased notes payable, secured line of credit, and accounts receivable factoring programs in 2020.

Net Loss

Net loss attributable to common shareholders during the three months ended September 30, 2020 was $1.8 million as compared to a loss of $3.5 million for the three months ended September 30, 2019. The decrease in our net loss was primarily attributable to a $0.9 million decrease in selling and marketing expenses, a $0.9 million decrease in general and administrative expense as well as a $0.5 million increase in canning and bottling service revenue and was partially offset by a $0.3 million increase in cost of sales and a $0.1 increase in customer programs and incentives.

Nine months ended September 30, 2020 Compared to the Nine months ended September 30, 2019

Sales

Our sales for the nine months ended September 30, 2020 increased to $12.9 million, or approximately 7%, from $12. million for the nine months ended September 30, 2019. The following table compares our sales in the nine months ended September 30, 2020 and 2019, and excludes the retail tasting room sales that have been classified as Discontinued Operations:

(Dollars in thousands)

	Nine months ended September 30,
	2020		2019
Wholesale Finished Goods	$6,096	47%	$4,868	41%
Canning & Bottling	6,692	52%	6,566	55%
Bulk Spirit Sales	74	1%	539	5%
Total	$12,862	100%	$11,973	100%

The increase in sales in the nine months ended September 30, 2020 is primarily driven by increases in wholesale sales. Wholesale sales increased primarily due to the acquisition of the Azuñia tequila brand in September 2019, which accounted for $2.0 million increase over last year as well as a $0.2 million increase in Portland Potato Vodka brand sales which was partially offset by a decrease of $1.1 million in sales of Redneck Riviera Whiskey over the same period last year. Our canning and bottling revenue increased year over year which has benefited from a shift in consumer preferences to consume alcohol at home rather than at on-premise locations. This was a result of the COVID-19 pandemic and was also offset by lower co-packing and mobile bottling sales.

Customer programs and excise taxes

Customer programs and excise taxes for the nine months ended September 30, 2020 increased to $1.0 million, or approximately 63%, from $0.6 for the comparable 2019 period. The increase was attributable to higher federal excise tax expense, as well as an increase in customer programs due to increased distribution.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. During the nine months ended September 30, 2020, cost of sales increased to $7.8 million, or approximately 9%, from $7.2 million for the nine months ended September 30, 2019. The increase is primarily attributable to a change in wholesale finished goods product mix driven by increased Azuñia Tequila sales which has a higher cost of sales compared to Redneck Riviera which experienced decreased sales compared to the same period last year.

Gross Profit

Gross profit is calculated by subtracting the cost of sales from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin in the nine months ended September 30, 2020 and 2019:

	Nine months ended June 30,
	2020	2019

Gross profit	$4,040	$4,192
Gross margin	34%	37%

Gross Margin

Our gross margin of 34% of net sales in the nine months ended September 30, 2020 decreased from our gross margin of 37% for the nine months ended September 30, 2019 primarily due to a change in product and services mix, higher raw material costs, and unabsorbed manufacturing overhead related to lower wholesale production levels. Our goal is to improve our overall gross margin by increasing the efficiencies and reducing the footprint of our production facility as well as evaluate the materials in our finished goods by looking to create economies of scale by creating consistency of the dry goods across our brands.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2020 decreased to $3.7 million, or approximately 15%, from $4.4 million for the nine months ended September 30, 2019. This decrease is primarily due to a $1.2 million decrease in tactical marketing spend as well a $0.4 million decrease in travel and entertainment due to COVID-19 travel restrictions which was partially offset by a $0.6 million increase in sales and marketing compensation related to the increased headcount from the acquisition of the Azuñia tequila brand.

General and Administrative Expenses

(Dollars in thousands)

	Nine months ended September 30,
General and administrative expenses	2020		2019
Compensation and benefits	$2,064	30%	$2,237	26%
Legal and professional	$816	12%	$1,755	20%
Rent, insurance and other	$1,249	18%	$2,330	27%
Stock-based compensation & stock for services (non-cash)	$865	13%	$1,248	15%
Depreciation and amortization (non-cash)	$1,858	27%	$1,025	12%
Total general and administrative expense	$6,852	100%	$8,595	100%

General and administrative expenses for the nine months ended September 30, 2020 decreased to $6.9 million, or approximately 20%, from $8.6 million for the nine months ended September 30, 2019. This decrease is primarily due to a decrease in compensation and benefits, legal and professional fees and rent, insurance and other miscellaneous general and administrative costs and is offset by higher non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Expenses

Total other expense, net was $0.8 million for the nine months ended September 30, 2020, compared to $0.3 million for the nine months ended September 30, 2019, an increase of 179%. This increase was primarily due to higher interest expense on increased notes payable, secured line of credit, and accounts receivable factoring programs in 2020.

Net Loss

Net loss attributable to common shareholders during the nine months ended September 30, 2020 was $7.3 million as compared to a loss of $9.1 million for the nine months ended September 30, 2019. The decrease in our net loss was primarily attributable to a $1.7 million reduction in general and administrative expense as well as a $0.9 increase in gross sales partially offset by a $0.5 increase in interest expense and a $0.6 increase in cost of sales.

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

For the nine months ended September 30, 2020 and 2019, we incurred a net loss of approximately $7.5 million and $9.4 million, respectively, and had an accumulated deficit of approximately $51.7 million as of September 30, 2020. We have been dependent on raising capital from debt and equity financings and utilization of our inventory to meet our needs for cash flow used in operating activities. For the nine months ended September 30, 2020, we raised approximately $3.2 million in additional capital through equity and debt financing (net of repayments). See Notes 10 and 11 to our financial statements for a description of our debt. In addition, for the nine months ended September 30, 2020, we consumed $2.0 million of our inventories.

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

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in technical default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those technical defaults included the failure to timely deliver information and its belief that we owed certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. On June 3, 2020 the Company entered into a Second Modification to Loan Agreement (“Modification”) with the Lender agreeing to waive the technical defaults upon the satisfaction of certain conditions by September 30, 2020. The Company complied with these conditions and was compliant with the terms of the Loan Agreement and Modification as of November 12, 2020.

At September 30, 2020, we had approximately $1.0 million of cash on hand with a negative working capital of $16.6 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital, selling assets and generating positive operating cash flow, primarily through increased sales, improved profit growth, and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10 and 11 to our financial statements for a description of our debt and the debt financing initiatives completed in the first three quarters of 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow related information for the nine months ended September 30, 2020 and 2019 are as follows:

(Dollars in thousands)

	Nine months ended June 30,
	2020	2019
Net cash flows provided by (used in):
Operating activities	$(2,709)	$(7,562)
Investing activities	$209	$(3,781)
Financing activities	$3,236	$1,529

Operating Activities

Total cash used from operating activities was $2.7 million compared to $7.6 million during the nine months ended September 30, 2019. The decrease in cash usage can primarily be attributed to a $2.3 million decrease in marketing and administrative cash expenditures, utilization of $2.0 million in existing inventories compared to a cash use of $0.3 million for inventories in 2019, and improved management of receivables and prepayments of $0.6 million which was offset by $0.3 million used in reducing operating liabilities.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $0.4 million and $2.3 million in the nine months ended September 30, 2020 and 2019, respectively. Proceeds from sales of fixed assets totaled $0.6 million for the nine months ending September 30, 2020. Net cash used in the acquisition of Craft Canning in the nine months ended September 30, 2019 was $1.4 million.

Financing Activities

Net cash flows provided by financing activities during the nine months ended September 30, 2020 primarily consisted of $6.3 million of proceeds from the establishment of a new secured credit facility, offset by $3.0 million repayment and termination of the existing secured credit facility and $1.5 million in debt repayments, $1.4 million of proceeds from the Paycheck Protection Program and $0.1 million in proceeds from borrowing on an existing line of credit with our bank. During the nine months ended September 30, 2019, our operating losses and working capital needs were primarily funded by issuance of common stock totaling $1.3 million.

Critical Accounting Policies

The discussion and analysis of the Company’s financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. The more judgmental estimates are summarized below. Changes in estimates are recorded in the period in which they become known. The Company bases its estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2020.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2020, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our business is susceptible to disruption from any number of possible crises. The impact of consumer business and government responses to the COVID-19 pandemic has had a significant impact on the operations and financial condition of many businesses. Those include employees being required to work remotely, not travel and otherwise alter their normal working conditions. For instance, our sales staff have had limited opportunity to interact with customers. Businesses have been closed, including establishments that sell our products, and supply chains and manufacturing have been disrupted. Consumer buying habits have shifted and may continue to shift, which may result in fewer sales of our products. These and other impacts from the COVID-19 and any other similar crisis could have a material impact on our operations and financial results.

In addition, our results and financial condition may be adversely affected by federal or state legislation (or other similar laws, regulations, orders or other governmental or regulatory actions or best practices) that would impose new or more severe restrictions on our ability to operate our business or impact the economy or our customers and suppliers, a severe downturn in the economy or financial and lending markets, a requirement by the government that we repay our PPP Loan if it determines we did not act in good faith, or other matters.

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

ITEM 3 – DEFAULT UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.
4.1	Common Stock Purchase Warrant with Live Oak Banking Company, filed as exhibit 4.7 to the Registrant’s Annual Report on Form 10-k, filed on March 30, 2020 and incorporated by reference herein.
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2015 and filed on October 6, 2015 and incorporated by reference herein.

10.6+	First Amendment to Employment Agreement dated November 4,2016 between Steven Shum and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s 2017 Registration Statement, filed on February 1, 2017 and incorporated by reference herein.
10.8	Lease Agreement dated February 1st, 2017 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.9	Lease Amendment dated October 30, 2018 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.10	Lease Agreement dated September 21, 2017 between Eastbank Commerce Center, LLC and the Registrant, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.18	Amended and Restated Redneck Riviera License Agreement dated May 31, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2018 and incorporated by reference herein. **
10.19	First Amendment to the Amended and Restated License Agreement with Rich Marks, LLC filed as Exhibit 10.19 on the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.***
10.20	Form of Eastside Distilling, Inc. 5% Promissory Note dated March 2018, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.23	Merger Agreement, dated January 11, 2019 between the Registrant, Craft Acquisition Co LLC, Craft Canning LLC, Owen Lingley, and the other parties thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2019 and incorporated by reference herein.
10.24+	Amended and Restated Employment Agreement with Robert Manfredonia, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.25+	Executive Chairperson Agreement, dated May 10, 2019, between the Company and Grover Wickersham, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2019.
10.26	Asset Purchase Agreement, dated September 12, 2019, between Eastside Distilling, Inc. and Intersect Beverage, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 16, 2019 and incorporated by reference herein.
10.27	Form of Subscription Agreement, dated September 16, 2019, for the purchase of Units from Eastside Distilling, Inc filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2019 and incorporated by reference herein.
10.28+	Executive Employment Agreement dated November 12, 2019 between Lawrence Firestone and the Company, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.

10.29	Secured Line of Credit Promissory Note dated November 29, 2019 between the Company and TQLA, LLC., filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.30	Factoring and Security Agreement dated December 4, 2019 ENGS Commercial Capital, LLC, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on March 20, 2020 and incorporated by reference herein.
10.31	Loan Agreement dated January 15, 2020 between the Company, the other borrowers party thereto, and Live Oak Bank Company, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.32	Exclusive Purchase Agreement dated August 16, 2019 between Agaveros Unidos de Amatitan, SA. de CV. and Intersect Beverages, LLC., filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.33	Assignment, Assumption and Consent Agreement dated September 2019 between the Company, Intersect Beverages, LLC and Agaveros Unidos de Amatitan, SA. de CV., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.34+	CFO Consulting Agreement dated March 2, 2020 between the Company and Glenn Stuart Schreiner DBA GSS Consulting, LLC., filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.35	Promissory Note, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.36	Loan Agreement, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.37	Promissory Note, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.38	Loan Agreement, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.39	General Mutual Release, dated April 24, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30th, 2020.
10.40	Letter Agreement, dated June 5, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
10.41+	Executive Employment Agreement dated June 5, 2020 between Geoffrey Gwin and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
10.42	Executive Separation Agreement, dated June 25, 2020, between Eastside and Lawrence Firestone, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020.
10.43+	Executive Employment Agreement, dated July 7, 2020, between Eastside and Paul Block, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020.
10.44	Second Modification to Loan Agreement, dated June 3, 2020 between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2020.
31.1	Certification of Interim Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Interim Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Confidential status has been requested for certain portions of this exhibit pursuant to a Confidential Treatment Request filed April 2, 2017. Such provisions have been separately filed with the Commission.
***	Certain confidential portions were omitted as identified therein because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

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

