Form 10-K
period 2020-12-31
Eastside Distilling, Inc.
filed 2021-03-31
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 000-54959

EASTSIDE DISTILLING, INC.

(Name of small business issuer as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8911 NE Marx Drive, Suite A2

Portland, Oregon 97220

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
Emerging growth company [ ]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [  ] No [X]

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter was $13,994,759 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

As of March 31, 2021, 11,629,307 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-K

December 31, 2020

PART I

Eastside Distilling, Inc., is referred to herein as “Eastside,” “EAST,” “the Company,” “us,” or “we.”

Cautionary Note Regarding Forward-Looking Statements

The statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about any of the following:

●	Impact of the COVID-19 pandemic, and the resulting negative economic impact and related governmental actions;
●	Our ability to secure additional financing and achieve positive working capital;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our continuing to follow our approach to product development;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to retain, market and grow our existing brands, the effect that may have on other brands, and our ability to profitably sell our brands;
●	Our ability to financially support the brands in the market;
●	Our ability to protect our intellectual property, including trademarks and tradenames related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capacity to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers and/or any potential supply chain disruption;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies and the application of regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains), changes in related reserves, or changes in tax rules or accounting standards;
●	Our ability to expand our business and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to position our brands as attractive acquisition candidates;

●	Our ability to realize the anticipated benefits of our canned beverage, mobile canning and bottling operations and expected growth in the canned beverages industry;
●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects
●	Our ability to attract and retain key board, executive or employee talent;
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements; and
●	Our operations, financial performance and results of operations.

Forward-looking statements are based on assumptions and known risks and uncertainties. Although we believe we have been prudent in our assumptions, any or all of our forward-looking statements may prove to be inaccurate, and we can make no guarantees about our future performance. Should known or unknown risks or uncertainties materialize, or underlying assumptions prove inaccurate, actual results could materially differ from past results and/or those anticipated, estimated or projected.

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

Use of Non-GAAP Financial Information – Certain matters discussed in this report, including the information presented in Part II under “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include measures that are not measures of financial performance under U.S. Generally Accepted Accounting Principles (“GAAP”). These non-GAAP measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similarly titled measures presented by other companies.

Item 1. BUSINESS

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, market and sell a wide variety of alcoholic beverages under recognized brands. We employ 78 people in the United States.

Our brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors in open states, and brokers in control states, and until March 2020, we operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers. We operate a mobile craft canning and bottling business (“Craft C+B”) that primarily services the craft beer and craft cider business. Craft C+B operates 11 mobile lines in Seattle, Washington; Portland, Oregon; and Denver, Colorado.

Total company revenue in 2020 was almost split evenly between spirits and Craft Canning; yet, the Craft Canning division contributed 80% of our gross profit and spirits contributed 20%. The impact of the COVID-19 pandemic had a significant effect on each business unit. Craft Canning revenue had over 20% growth from 2019 due to the incremental demand for packaging stimulated by the shift in on-premise beer sales from kegs to cans. The spirits portfolio had approximately 20% in revenue growth from 2019 due to a full year of Azuñia Tequila sales. Overall, the U.S. craft spirits category revenue was down $2.1 billion, or 40%, in 2020 according to the Distilled Spirits Council of the United States (“DISCUS”).

Principal Spirits Brands and Products During 2020

●	Hue-Hue (pronounced “way-way”) Coffee Rum – cold-brewed free-trade, single-origin Arabica coffee beans grown at the Finca El Paternal Estate in Huehuetenango, Guatemala that is sourced and then lightly roasted through Portland Roasting Company. The concentrated brew is then blended with premium silver rum and a trace amount of Demerara sugar.
●	Azuñia Tequila – estate-crafted, smooth, clean craft tequila with authentic flavor from the local terroir. It is the exclusive export of Agaveros Unidos de Amatitán and a second generation, family-owned-and-operated Rancho Miravalle estate, which has created tequila for over 20 years. Made with 100% pure Weber Blue Agave grown in dedicated fields of the Tequila Valley, it is harvested by hand and roasted in traditional clay hornos, and then finished with a natural, open-air fermentation process and bottled on-site in small batches using a consistent process to deliver field-to-bottle quality.
●	Portland Potato Vodka – Portland’s award-winning premium craft vodka. The key to producing our vodka is to distill it four times. While most vodka is made from grain used in whiskey, we use potatoes and natural spring water sourced from the state of Oregon.
●	Burnside Whiskey –We source the best ingredients available to produce Burnside Whiskey. We develop each blend using the various qualities of Quercus Garryana, the native Oregon Oak. Expanding on our initial experiment in 2012, we made it our mission to turn the Burnside program into a one- of-a-kind oak study. Our blends are all distinctive from one another, and the treatment of oak is equally specific.

Principal Services Provided by Craft Canning and Bottling

Canning

●	Flexible packaging options in multiple sizes
●	Nitrogen dosing: Specialized equipment allowing for packaging of still products in addition to carbonated beverages
●	Velcorin: Specialized equipment that supports microbial control
●	Label application capabilities
●	Mobility packaging for clients at their production facility
●	Full-service packaging provider

Bottling

●	Supplies all needed packaging and has the ability to package in two primary bottle sizes
●	Specialized packaging and quality control equipment

We have invested heavily in the past two years expanding our business through acquisitions and making substantial investments in branding and production; however, we have not achieved profitability. The immediate task at hand is to focus on a new sustainable business strategy. Based on a complete review and analysis of our competitive position, market opportunity and assets, we have identified components of the strategy that we believe would improve operating results. Management believes the following components of the strategy are in place and working:

●	Strong spirits brands and products;
●	Established 3-tier national distributor partnerships;
●	Strong market position in Oregon, which is benefiting from an industrywide growth in craft spirits;
●	Experience in distilling, blending, and barrel aging for craft spirits;
●	Significantly reduced cash burn rate;
●	Valuable asset in its employees; and
●	Craft Canning division benefits from growth and accretive margin expansion opportunities generating cash flow.

Areas that we need incremental work include the following:

●	Effective integration of Azuñia Tequila;
●	Increased gross margins for our spirits portfolio at industry standards; and
●	A sustainable strategy, fiscal plan, and predictable results.

We plan to complete our business review in 2021 and embark on the following:

●	Reinvent the business model for sustainable success:

○	Reduce cash burn rate to less than $3 million per annum in 2021;
○	Provide adequate liquidity and funding of the operating plan;
○	Leverage Craft Canning growth and achieve production synergies with spirits;
○	Refocus spirits branding and strategy to grow and expand;
○	Build the Eastside brand; and
○	Utilize the Eastside brand for limited edition products.

●	Focus strategy on value creation that establishes a sustainable growth plan with a clear competitive advantage increasing internal rate of return and value for shareholders;
●	Expand the Board of Directors and build strategic alignment;
●	Build a 3-year strategic plan;
●	Rebuild the budget process to allow for predictable measurable progress on financial goals; and
●	Build a professional company platform, deliver results, and then, acquire accretive assets.

Eastside Distilling is unique in several specific areas: (1) to our knowledge, we are the only craft spirits company listed on Nasdaq, (2) we do not function as a traditional craft distillery with store fronts relying on local sales, (3) we are diversified with our contract manufacturing division, and (4) we have a diversified portfolio of spirits brands. We are similar to other craft distillers in that (1) we have concentrated local volume, (2) we produce small batches and remain within the volume definition of “Craft”, and (3) our brands achieve success through differentiation, discovery and distribution.

The U.S. spirits marketplace is occupied by large multi-national conglomerates with substantially more resources than Eastside Distilling. However, we can use our small size to be fast, focused, flexible in our strategy. If we attempt to grow too quickly, we may lack the underlying strength required to build scale with loyalty via strong unaided awareness and powerfully derived attributes. Moreover, attempting to focus our “frame-of-reference” to compete with the biggest brands in the most expensive venues, is likely to fail without first establishing underlying brand equity.

We will seek to utilize our public company stature to our advantage and position our spirits portfolio as a leading tier 2 spirits provider that develops brands, expands geographic presence and positions for either a sale to the tier 1 suppliers or continued ownership with growth in revenue and cash flow. We will look to grow, and vertically integrate, our Craft Canning portfolio.

Market Opportunity – Roll-up Craft Distilleries with a Vertically Integrated Production Platform

Size of the United States for the Craft Spirits Market

The U.S. craft spirits market retail value was estimated at $3.3 billion in 2020, down 40% from $5.5 billion in 2019 due to the COVID-19 pandemic and loss of on-premise sales. The craft spirits category is estimated to continue to struggle in the 1st half of 2021, declining at 15% and then experience explosive growth in the 2nd half as the on-premise class of trade opens, growing at 30%. Overall, we project a growth rate of 10% in 2021. The compound annual growth rate from 2020 to 2023 is forecasted to be 20%.

Estimated Craft Spirits Revenue Growth 20% CAGR through 2023

Source: DISCUS

The craft spirits category share is dominated by whiskey products, followed by gin and brandy. Overall share mix continues to remain constant as growth rates tend to be consistent across product types. The rye whiskey category is growing twice that of American whiskey. While tequila is not considered a domestically produced craft spirit as all tequila is imported from Mexico, we believe Azuñia Tequila has the potential to grow and excel as an artisanal, authentic brand in the premium and super premium tequila category.

Projected 2023 Mix of Craft Spirits

Source: Arizton

According to DISCUS, distilled spirits sales in the U.S. were up 5.3% in 2019, increasing by $1.5 billion, to a new record of $29 billion. Key spirits category drivers of sales growth in 2019 included: American whiskey, up 10.8%, or $387 million, to $4 billion; rye was an important component of the overall American whiskey category growth with sales up 14.7%, or $30 million, reaching $235 million; tequila/mezcal, up 12.4%, or $372 million, to $3.4 billion; mezcal surpassed $100 million in sales for the first time totaling $105 million. Pre-mixed cocktails were up 7.5%, or $25 million, to $351 million. Volumes rose by 3.3% to a record 239 million cases, an increase of 7.6 million cases from 2018. The trend underscored the decades long trend in market premiumization as consumers shifted their purchases toward more expensive spirits, resulting in a faster rate of growth in revenue over the rate of growth in physical shipments. According to DISCUS, in 2019, the spirits industry again gained market share over beer and wine sales. Revenues grew by half a percent to 37.8% of the total beverage alcohol market. This was the 10th year of market share gains for the spirits industry. Each percentage point gain in market share is worth $770 million in additional revenue to the industry.

Key Salient Areas We Target and Focus Our Spirits Portfolio

●	Premiumization – Craft spirits are anticipated to cost more and be more premium. Overall consumer behavior continues to drink less but consume premium alcoholic beverages.

●	Experiential Branding – Brands that consumers can discover and become an integral part of consumer lifestyles and self-expression are on the rise. This trend will continue as users search for authenticity.
●	Farm to Flask – Better ingredients, authentic production processes and a better taste experience will continue to be interesting attributes. Craft spirits, which have a unique sense of identity and originality, continue to gain popularity.
●	Artisanal and Handmade – Batch produced limited quantities with the highest care, attention and quality are important to consumers seeking special, premium products. This trend is a critical driver of craft growth.

Spirits Aficionados that Appreciate Authentic, Hand Crafted, Batch Produced Products

The overall target for Eastside Distilling is a “psychographic target” that transcends demographics and focuses on what consumers want versus who they are.

Our Strategy

Our overall strategy is to build Eastside Distilling to a leader in the craft spirits and craft packaging marketplace. We will continue to focus our spirits portfolio on a “house of brands” architecture with Azuñia Tequila, Burnside Whiskey, Portland Potato Vodka, Hue-Hue Coffee Rum and the Eastside brand of limited edition premium spirits products. We aim to grow these brands to either be an attractive acquisition candidate for the tier 1 producers in the spirits industry or be a consistent stream of earnings for the spirits portfolio generated from scale, scope and differentiation.

In terms of strategic sequence, we are focused on initiating the turnaround and then beginning the rapid value creation phase for shareholders through the following:

1)	The first and most critical step is to reduce the year on year cash burn. In 2019, the cash burn rate (adjusted EBITDA + interest expense) was approximately $10 million and in 2020, it was $6 million. The primary source of this cash burn was the investment in the Redneck Riviera brand. Management believed we would need to increase our investment in Redneck Riviera three-fold to maintain the velocity in the national off-premise chain accounts. We recently terminated the license for the Redneck Riviera brand and will now focus our investment on the remaining brands in the portfolio. In addition, we will assess gross profit to cash operating costs as a scorecard matrix to ensure we maintain a sustainable operating cash burn rate in 2021 below $3 million and make incremental progress toward lowering that cash burn rate.

2)	The second critical step is to establish proper liquidity and improve underlying fundamentals in net working capital. We over-invested in working capital in prior years and collateralized our barrel inventory to raise incremental capital. With the divestiture of the Redneck Riviera brand, we have reduced barrel inventory by 40%. We plan to convert a substantial portion of the remaining barrel inventory to cash by utilizing the barrel product for Eastside limited edition products. We intend to use cash from both debt and equity financings to augment cash generated from reducing working capital to fund operations this year.

3)	Given the vision for Eastside Distilling to be a national leader in craft spirits and craft contract packaging, it is imperative that management work diligently to professionalize the Company and prepare to scale and expand. To this end, we are focused on converting from manual to automated systems. We have recently hired a Controller and Vice President of Financial Planning and Analysis. This capability will bring faster monthly close, added controls to the accounting systems, stronger 3-year strategic plans and robust phased fiscal budgets. In addition, with the goal of scale and expansion, we will be better prepared to evaluate the optimal return for expenditures by business unit, brand, market, and event.

4)	Volume and market share, with profit, is the goal for our spirits portfolio. We are a company inspired by craft spirits and the art of craftmanship. We focus on creating unique high-quality artisan products that are rare and hard to get. Our Craft Canning division embraces the same inspiration to package craft beverages with quality and precision. We build experiential brands that are uniquely relevant to our target audience. We focus on creating relationships between our brands and consumers that are deep and enduring.

To help achieve our strategy, we are focused on the following:

●	Identifying and completing strategic brand development in-house and acquisitions that fill out our product portfolio and/or our distribution strategy;

●	Achieving world-class spirit rebranding with the collaboration of Neil Powell Studios;

●	Achieving brand penetration through our national distribution platform “up and down the street” with our 3-tier distribution network;

●	Maximizing our margins through (a) premium unique brands and products, (b) optimizing price and price promotion, and (c) targeted cost leverage utilizing our “operations center of excellence” that will focus on buy/make/deliver best practice model;

●	Monetizing our diverse and growing branded-product portfolio through select and focused geographic expansion; and,

●	Building a sustainable business model that owns a unique competitive advantage through our brands, products, people, infrastructure and distributors.

Our Strengths

We believe the following competitive strengths will help enable the implementation of our growth strategies:

●	Experiential brands with the potential to be highly relevant/unique yet scalable/expandable: As consumers generally “drink the image,” our brands will (a) strive to be discovered versus marketed, (b) create experiences versus interactions, (c) be relevant and unique vs only relevant or unique; and (d) be iconic and admired by our target audience. We will accomplish these goals by building brands that have a deep connection to product attributes and consumer values. When combined, we will create brand gestalt that is highly regarded and highly desired.

●	Artisan products that are craft inspired and driven by the art of craftmanship: We will seek to provide the most interesting products as measured by individual product attribute ratings and combined derived attribute ratings. In the end, the most important measurement is purchase intent driven by strategic attribute ratings.

●	Experienced distilling and blending experts: We believe that our team of expert blenders and distillers, with highly regarded palates and experience is important to us maintaining a high-quality, artisanal character to our products as well as adding to our consumer appeal.

●	Experienced marketing and branding: Our new CEO has over 23 years beverage experience with 16 years in alcoholic beverages. He has created Miller Sharp’s non-alcoholic beer for Miller Brewing, he acquired and grew Stolichnaya vodka for Allied Domecq, and he received the Edgar Bronfman award for outstanding leadership in the spirits industry. Our new Chief Branding Officer brings over 20 years in branding and marketing with several world class agencies. As brand marketing director, she has repackaged and repositioned Beefeater Gin, Kahlua Liqueur, Sauza Tequila and provided marketing direction for other top brands like Makers Mark and Canadian Club. Our new Vice President of Financial Planning and Analysis has over 20 years in the alcoholic beverage industry with Pernod Ricard, Diageo, Bacardi and Heineken, specifically working with brand management to support test market analysis, new product development, sales and operations planning process and marketing matrix measurement/return. Finally, Eastside Distilling has established a strong relationship with Neil Powell Studios, an acclaimed branding firm, to provide us with packaging and digital branding expertise.

●	Key distribution relationships: We have distribution arrangements with several of the largest wine and spirits distributors in the United States, such as RNDC. We have also maintained our relationship with Park Street, a provider of back-office administrative and logistical services for alcohol and beverage companies. We believe these relationships will help accomplish our goal of having our premium spirits sold and distributed nationwide.

●	Expanded production: With the recent arrival of our new Senior Vice President of Operations, we now have the ability to create an “operational center of excellence” for the entire company. Our new Senior Vice President of Operations has over 20 years’ experience in classic consumer goods manufacturing, including change management, scale & expansion, CRM (integrated, data-driven software solutions), line engineering, black belt methodology and team leadership. The Company plans to combine all purchasing, manufacturing and logistics/warehousing under our new Senior Vice President of Operations.

Our Product Approach

Our approach to our craft spirits involves five important aspects:

●	Commitment to high quality unique artisan products inspired by craft spirits and driven by the highest standards of craftmanship: We create and deliver extraordinary products that have unique qualities in ingredients, distilling, blending or barrel aging that offer consumers a special experience.

●	Authentic craft products and yet scalable and expandable: We believe our unwavering commitment to produce authentic craft spirits that delight our consumers can be scaled and consistent with proper care given to consistency and quality of our production process.

●	Unique talent and experience: Every spirit reflects the craft inspiration, the highest standards of craftmanship and the creativity and capability of our entire team. Eastside recently announced a new Head Distiller to protect our standards, guide our process and innovate new products.

●	Strategic spirit portfolio architecture: We will focus on a “house of brands” portfolio architecture that focuses on experiential brands, artisan products, “up and down the street” distribution and micro guerilla marketing. Our portfolio architecture will seek to offer the most unique, high quality and high margin products.

●	Build consumer relationships, affinity and loyalty: The goal is to build an ongoing relationship with our brands and consumers that fosters loyalty and word of mouth.

Production and Supply

Bringing a brand to market involves several important stages, including bottle and label design, raw materials procurement, filling the bottles, and packaging the bottles in various configurations for shipment. To achieve a unique flavor profile for each brand, we use one or more of the following techniques: infusion of fruit, addition of natural flavorings, blending of products, and aging in selected casks. Once the final profile is approved and quality control standards are met, we filter the liquid as needed and bottle or can the product.

We rely on a limited number of suppliers for the sourcing of our spirit products and raw materials, including our distillate products and other ingredients. These suppliers consist of third-party producers in the U.S and Mexico. We are in the process of reviewing our contract with Agaveros Unidos de Amatitan, SA. de CV., which was part of the acquisition of the Azuñia Tequila assets in 2019. We do not have long-term, written agreements with any of our other suppliers for the production of raw materials. However, we believe that we have consistent and reliable third-party sources for the needed materials. We produce and bottle all our spirits for distribution, regardless of whether the distillation phase of the process was at our facility or at one of our suppliers.

Most recently, we have consolidated all procurement, manufacturing, logistics, and warehousing under the responsibility of our Senior Vice President of Operations. We have created a “center of operational excellence” that will lead and manage the following: (1) company procurement of raw materials and finished goods from Agaveros Unidos de Amatitan, SA. de CV, (2) Craft C+B contract manufacturing, (3) craft spirits direct manufacturing, and (4) company logistics and warehousing. This initiative will decrease waste, fully utilize and deploy resources, and establish a platform for expansion.

Distribution Network

Since 2018 with the introduction of Redneck Riviera Whiskey, we developed a national distribution network and currently have distribution and brokerage relationships with three-tier distributors in 49 U.S. states. Despite the divestiture of Redneck Riviera Whiskey from our product portfolio, we continue to enjoy our relationship with a national distributor network.

U.S. Distribution

Producers and importers of beverage alcohol in the U.S. must sell their products through a three-tier distribution system. Typically, a brand is first sold to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states. In the 33 open states, the distributors are generally large, privately held companies. In the 17 control states, the states themselves function as the distributor, and regulate suppliers, including our Company. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell alcoholic beverages. In larger states, such as New York, more than one distributor may handle a brand in separate geographical areas. In control states, producers and importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit.

The U.S. spirits industry has consolidated dramatically over the last ten years due to merger and acquisition activity. Eight major spirits companies currently dominate the industry, each of which owns and operates its own importing businesses. All companies, including these large companies, are required by law to sell their products through wholesale distributors in the United States. The major companies continue to exert increasing influence over the regional distributors and as a result, it has become increasingly difficult for smaller companies to get their products recognized by distributors. Before the onset of the COVID-19 pandemic, over 2,000 craft distillers operated in the United States. Since the COVID-19 pandemic commenced, it is estimated that the total number will be reduced to 1,200.

Importation

We hold the federal importer and wholesaler license required by the Alcohol and Tobacco Tax and Trade Bureau of the U.S. Treasury Department and the requisite state licenses within the states in which we conduct business.

Our inventory is maintained in offsite bonded warehouses at our producers, our bonded warehouse in Milwaukie, Oregon, and at bonded warehouses managed by Park Street, our fulfillment and logistics partner. We also typically have inventory in transit that we ship nationally through our network of licensed and bonded carriers.

Wholesalers and Distributors

In the United States, we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, product placement and retail store penetration. All of the distributors with whom currently work also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the forty-nine states where we sell our products, and our products are sold in the U.S. by these wholesale distributors, as well as by various state beverage alcohol control agencies.

Significant Customers

Sales to one customer, the Oregon Liquor Control Commission, accounted for approximately 18% and 16% of our consolidated sales for the years ended December 31, 2020 and 2019, respectively.

Sales Team

We have a total sales force of approximately 10 people, with an average of over ten years of industry experience with premium beverage alcohol brands.

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

In addition, we have also engaged Park Street, a provider of back-office administrative, fulfillment, and logistical services for alcohol and beverage distributors, which services include state compliance, logistics planning, order processing, order fulfillment, distributor chargeback and bill-support management and certain accounting and reporting services. In addition, Park Street provides a factoring service that we can take advantage of to improve cash flow.

Advertising, Marketing and Promotion

To build our brands, we must effectively communicate with three distinct audiences: distributors, retail trade and end consumers. Advertising, marketing and promotional activities help to establish and reinforce the image of our brands in our efforts to build substantial brand value. In the spirits category, consumers “drink the image,” so brand identity is paramount.

We have shifted our marketing model from an exclusive external partnership to internal marketing overseen by our Chief Branding Officer and Chief Executive Officer. We have focused our marketing methodology to conducting quantitative external reviews based on consumer research for all brand and product development. We have developed our fundamental strategy to “position and proof” – position brands and products through quantitative research and then market test to build a “proof of concept” prior to regional or national launch. We have partnered with the Studios of Neil Powell to create, build and produce product packaging and support material.

We are implementing a micro-guerilla marketing strategy that drives tactics to build brand equity and increase sales. We focus on “Impact Stacking” that combines advertising, price promotions, point-of-sale materials, event sponsorship, in-store and off-premise promotions, public relations, and social media marketing to deliver the biggest impact to our target audience and make the most of our limited resources. We have reduced the cost of external partnerships to manage all marketing by (a) extending research to quantitative methodology that better predicts success, (b) leveraging internal marketing expertise that is more cost effective, (c) better positioning brands to include both consumer values and product attributes, and (d) more optimal utilization of resources with focus and elimination of waste.

We now focus on building the spirits portfolio strategy and architecture to better focus and align our brands and products. We also employ a more classical approach to branding based on the capability of our new Chief Branding Officer (“CBO”) and new CEO. Our new CBO has decades of experience in building brands and transforming spirits brands working with advertising agencies and strategic brand consultants. Our CEO has extensive experience in beverage innovation, strategic brand building and micro marketing techniques with a proven track record of value creation in the beverage category.

Intellectual Property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks which we own. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S. where we distribute, or plan to distribute, our brands. The trademarks may be registered in the names of our subsidiaries. In the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

Seasonality

Our business has historically followed the spirits industry seasonality trends with peak sales generally occurring in the fourth calendar quarter in spirits, primarily due to seasonal holiday buying. Our Craft C+B business typically has peak sales mid to late summer. However, as our business has evolved and as we continue to expand our footprint in the national distribution platform, our sales growth has been more dependent on the timing of successful sales efforts and shipment of product to customers, but there remains a concentration of buying and stocking our chains ahead of the holiday season.

Competition

In spirits, our industry is highly fragmented and very competitive. The threat of new entrants is high; however, the craft spirits segment in the United States is estimated to be down 40% in revenue in 2020 due to the COVID-19 pandemic. The number of craft distilleries is also down from 2,000 to an estimated 1,200. The next three years will produce significant growth for craft spirits off of a lower base.

We believe that Eastside Distilling will compete on the basis of quality, authenticity, sustainability, artisanal and experiential. Our premium brands compete with other alcoholic and nonalcoholic beverages for market share. We compete with numerous tier 1 multinational producers and distributors of beverage alcohol products, many of which have greater resources than us.

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today, we believe eight major companies dominate the market: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari-Milano S.p.A., and Rémy Cointreau S.A. These competitors have substantially greater resources than we do.

We believe we are a meaningful tier 2 participant that is in a prime position to build our platform and potentially partner with small-to-mid-size spirit brands as opposed to the major importers and tier 1 multinationals. Given our size relative to our major tier 1 competitors, most of which have multi-billion dollar operations, we believe that we can provide greater focus on smaller brands and tailor transaction structures based on individual brand owner preferences. However, our relative capital position and resources may limit our marketing capabilities, our ability to expand into new markets and our negotiating ability with our distributors.

By focusing on the premium and super-premium segments of the market, which typically have higher prices per case and gross profit margins, and having an established, experienced marketing & sales force, we believe we are able to gain relatively significant attention from our distributors for a company of our size. Also, the continued consolidation among the major companies, and the downsizing of craft distilleries due to the COVID-19 pandemic are expected to create opportunities for small to mid-size wine and spirits companies to expand and increase market share.

The mobile canning and bottling industry is highly fragmented and very competitive. The threat of new entrants is high. Moreover, we compete at the hyper-local scale, where we have a few concentrated customers. One of our greatest threats associated with losing customers is the customer’s own growth and success. As new brewers grow, they are able to afford the investment in their own canning line. We believe the mobile canning industry is in the very early stages of development.

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

The distribution of alcohol-based beverages is also subject to extensive federal and state taxation in the U.S. and internationally. Most foreign countries impose excise duties on wines and distilled spirits, although the form of such taxation varies from a simple application on units of alcohol by volume to intricate systems based on the imported or wholesale value of the product. Several countries impose additional import duty on distilled spirits, often discriminating between categories in the rate of such tariffs. If we begin distributing our products internationally, import and excise duties could have a significant effect on our sales, both through reducing the consumption of alcohol and through encouraging consumer switching into lower-taxed categories of alcohol.

Employees

As of March 31, 2021, we have 78 employees, 10 of whom are in sales and marketing, 56 in production/canning/bottling, and 12 of whom are in administration. All employees are full-time with the exception of one part-time employee in sales and two part-time employees in canning. We will continue to monitor our staffing in light of the impacts of the coronavirus and streamlining on our operations for working capital needs.

Geographic Information

Eastside Distilling currently sells its products in 49 states.

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

RISKS RELATING TO OUR BUSINESS

Internal disagreements of our Board of Directors could have materially adverse consequences

We have a dynamic board of directors consisting of independent and non-independent members. Our board seeks to stimulate the flow of ideas, identify key issues, consider alternatives, and make informed decisions through a deliberative process. Our directors have a diverse range of experiences and perspectives. In some cases, our directors have actual or possible conflicts of interests or have financial or other interests in proposed transactions with the Company. As a result of all of these factors, members of our board of directors may disagree on how to oversee the business of the Company, the Company’s long-term strategic, financial, or organizational goals, the Company’s standards and policies, or other Company matters.

These disagreements can evolve into disputes, and some of these disputes may have adverse consequences, including a reduced level of trust among board members, unresolved issues, an inability to act on corporate matters, instability on the board, and reduced management and employee morale. They can also significantly delay or prevent the achievement of our business objectives or have an adverse impact on our business performance. In some cases, if disputes cannot be resolved internally, they can result in director resignation or removal, proxy contests, litigation, or stock market delisting.

Failure to retain & recruit executive management and to build morale and performance

Eastside Distilling’s success depends upon the efforts and abilities of our executive management team, key senior management, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. If one of our executive officers or critical senior management terminates his or her employment, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships. The loss of critical employees might significantly delay or prevent the achievement of our business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact on our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures.

We recently experienced significant changes to our executive leadership team. Both our corporate controller and Vice President of Financial Planning and Analysis resigned effective December 2020 due to concerns of stability, functionality, and over-reaching Board involvement. This has been a significant set-back to the Company. We have recently recruited two new employees to fill these roles and we are currently on-boarding in the first quarter 2021.

There is substantial uncertainty relating to our acquisition of the assets of Intersect Beverage, LLC

On September 12, 2019, the Company completed the acquisition of the Azuñia Tequila brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. We have encountered integration difficulties since the acquisition, including difficulties in assimilating the operations and products, failing to realize synergies, unanticipated costs, low profit margins, diversion of management’s attention from other business concerns, and issues relating to employee transition. Moreover, the Company has discovered a number of inappropriate and problematic trade and sales practices relating to the Company’s sales of the Azuñia Tequila brand of products. The Company has commenced an internal investigation into these trade practices and the effects, if any, such practices may have on the Company’s historical results of operation, as well as any potential violation of laws or regulations applicable to the Company. The results of the investigation could lead to one or more material adverse effects on the Company, including actions for violation of law or regulation, penalties or other monetary liability, suspension, or forfeiture of one or more licenses to operate our business. Moreover, the investigation may result in assertion of one or more claims of indemnification or other legal action arising out of the acquisition.

Negative impact of COVID-19 pandemic

Our business continues to be susceptible to disruption from any number of current and ongoing challenges brought on by the COVID-19 pandemic. The impact of consumer business and government responses to the COVID-19 pandemic has had a significant impact on the operations and financial condition of many businesses. Those include employees being required to work remotely, not travel and otherwise alter their normal working conditions. For instance, our sales staff have had limited opportunity to interact with customers. Businesses have been closed, including establishments that sell our products, and supply chains and manufacturing have been disrupted. Consumer buying habits have shifted and may continue to shift, which may result in fewer sales of our products. These and other impacts from the COVID-19 pandemic and any other similar crisis could have a material impact on our operations and financial results.

In addition, our results and financial condition may be adversely affected by federal or state legislation (or other similar laws, regulations, orders or other governmental or regulatory actions) that would impose new or more severe restrictions on our ability to operate our business or impact the economy or our customers and suppliers, a severe downturn in the economy or financial and lending markets.

The degree to which COVID-19 may impact our results of operations and financial condition is unknown at this time and will depend on future developments, including the ultimate severity and the duration of the pandemic, and further actions that may be taken by governmental authorities or businesses or individuals on their own initiatives in response to the pandemic.

Negative impact of operating losses every quarter since our inception

We believe that we will continue to incur net losses in 2021 as we expect to make continued investment in product development, sales and marketing, brand support and to incur administrative expenses as we seek to grow our brands. We also anticipate that our cash needs will exceed our income from sales in 2021. Some of our products may not achieve widespread market acceptance and may not generate sales and profits to justify our investment in them. We expect we will continue to experience losses and negative cash flow. Results of operations will depend upon numerous factors, some of which are beyond our control, including new entrants, competitive activity, government regulations and increase in tax. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the SEC.

Failure to secure additional capital and achieve adequate liquidity to grow and compete

We will require additional capital to operate, grow and compete, and failure to obtain such additional capital could limit our operations and our growth. Unfortunately, we have not generated sufficient cash from operations to finance additional capital needs, and we will need to raise additional funds through private or public equity and/or debt financing. We cannot assure that additional financing will be available to us on acceptable terms or at all. If additional capital is either unavailable or cost prohibitive, our operations and growth may be limited, and we may need to change our business strategy to slow the rate of, or eliminate, our expansion or to reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility, and, if we issue equity securities to raise capital, our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

Failure to effectively manage debt

We have incurred significant debt under promissory notes and inventory financing lines. Much of our debt is secured by our bulk spirit inventory and other assets, including assets in our Craft Canning business. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business, and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

Our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory. We are also required to maintain compliance with a total leverage ratio and an interest coverage ratio, and for our secured inventory to have a market value relative to our outstanding debt balance.

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

Failure of our brands to achieve anticipated consumer acceptance, sales, growth, or profitability.

Although our brands continue to achieve acceptance, most of our brands are relatively new and have not achieved national brand recognition. We have not yet had success growing a brand to a sufficient level to realize profitability and be in a position to sell the brand for a profit. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands at scale, our sales will be limited, and we will not be able to penetrate our markets. Our profitability depends in part on achieving scale. We will need to achieve wider market acceptance of our brands and materially increase sales to achieve profitability.

Failure to obtain satisfactory performance from our suppliers or loss of our existing suppliers

Other than our long-term exclusive agreement with Agaveros Unidos de Amatitan, SA. de CV (“Agaveros Unidos”) for the Azuñia Tequila brand, we do not have long-term, written agreements with any of our suppliers. The termination of our relationships or an adverse change in the terms of these arrangements (including with Agaveros Unidos) could have a negative impact on our business. If our suppliers increase their prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, our suppliers’ failure to perform satisfactorily or handle increased orders, delays in shipments of products from suppliers or the loss of our existing suppliers, especially our key suppliers, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

We have yet to assume the Intersect Beverage, LLC contract with Agaveros Unidos, which we are renegotiating. That contract runs through July 2039 and has set pricing for the tequila and bottling services Agaveros Unidos provides. The contract also includes an exclusivity clause. We are committed to purchase 24,000 9-liter cases in 2020 and 35,000 9-liter cases in 2021. We have no expressed commitments beyond 2021. A breach of this contract, including minimum purchase commitments, could lead to a $2 million penalty and termination of the contract, and result in a failure of the Azuñia Tequila brand. We are currently evaluating our options relating to amending and renegotiating the contract.

Failure of our distributors to distribute our products adequately within their territories

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

Over the past decade there has been increasing consolidation, both intrastate and interstate, among distributors. As a result, many states now have only two or three significant distributors. Also, there are several distributors that now control distribution for several states. If we fail to maintain good relations with a distributor, our products could, in some instances be frozen out of one or more markets entirely. The ultimate success of our products also depends in large part on our distributors’ ability and desire to distribute our products to our desired U.S. target markets, as we rely significantly on them for product placement and retail store penetration. In addition, all of our distributors also distribute competitive brands and product lines. We cannot assure you that our U.S. distributors will continue to purchase our products, commit sufficient time and resources to promote and market our brands and product lines, or that they can or will sell them to our desired or targeted markets. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

Failure of our products to secure and maintain listings in the control states

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

Failure to maintain adequate inventory levels

We maintain relatively large inventories of our product aging in barrels, as well as, to meet customer delivery requirements. We have used our barreled spirits inventory at market value as collateral in our financing. If we do not make timely payments on our financing obligations, or we breach our covenants in any financing document, including maintaining loan-to-value ratios, the lenders may foreclose and take possession of our inventory. In addition, this inventory is always at risk of loss due to theft, fire, evaporation, spoilage, or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

Failure to acquire additional distilleries, brands, or products that are complementary to our existing portfolio

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

If we are successful in acquiring additional brands or related service businesses, we may still fail to achieve our target margins or maintain profitability levels that would justify our investment in those additional brands or services or fail to realize operating and economic efficiencies or other planned benefits with respect to those additional brands or services. For Craft Canning, we will need to provide increased capital to expand operations and for Azuñia Tequila we will need to increase our gross profit margins substantially, grow sales, reduce cost and leverage distribution to become cash flow positive.

The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, but are not limited to, the following:

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

Failure to protect our trademarks and trade secrets

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

Failure of our key or service product information technology systems, cyber-security breach or cyber-related fraud

We rely on information technology (“IT”) systems, networks, and services, including internet sites, data hosting and processing facilities and tools, hardware (including laptops and mobile devices), and software and technical applications and platforms, some of which are managed, hosted, provided and/or used by third-parties or their vendors, to assist us in the management of our business.

Increased IT security threats and more sophisticated cyber-crime pose a potential risk to the security of our IT systems, networks, and services, as well as to the confidentiality, availability, and integrity of our data. If the IT systems, networks, or service providers we rely upon fail to function properly, or if we suffer a loss or disclosure of business or other sensitive information, due to any number of causes, ranging from catastrophic events to power outages to security breaches, and our business continuity plans do not effectively address these failures on a timely basis, we may suffer interruptions in our ability to manage operations and reputational, competitive and/or business harm, which may adversely affect our business operations and/or financial condition. In addition, such events could result in unauthorized disclosure of material confidential information, and we may suffer financial and reputational damage because of lost or misappropriated confidential information belonging to us or to our partners, our employees, customers, suppliers, or consumers. In any of these events, we could also be required to spend significant financial and other resources to remedy the damage caused by a security breach or to repair or replace networks and IT systems.

Negative impact of litigation and litigation risks

From time to time, we become involved in various litigation matters and claims, including employment, regulatory proceedings, administrative proceedings, governmental investigations, and contract disputes. We face potential claims or liability for, among other things, breach of contract, defamation, libel, fraud, or negligence. We may also face employment-related litigation, including claims of age discrimination, sexual harassment, gender discrimination, immigration violations, or other local, state, and federal labor law violations. Because of the uncertain nature of litigation and insurance coverage decisions, the outcome of such actions and proceedings cannot be predicted with certainty and an unfavorable resolution of one or more of them could have a material adverse effect on our business, financial condition, results of operations, cash flows, reputation, brand identity and the trading price of our securities. Any such litigation, with or without merit, could also result in substantial expenditures of time and money, and divert attention of our management team from other tasks important to the success of our business.

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District Court of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials The Company disputes the allegations and intends to defend the case vigorously.

RISKS RELATED TO OUR INDUSTRY

Demand for our products may be adversely affected by changes in category trends and consumer preferences

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

In addition, the legalization of marijuana in any of the jurisdictions in which we sell our products may result in a reduction in sales. Studies have shown that sales of alcohol may decrease in jurisdictions where marijuana has been legalized (e.g. Alaska, Arizona, California, Colorado, Illinois, Maine, Massachusetts, Michigan, Montana, Nevada, Oregon, Vermont, Washington and the District of Columbia). As a result, marijuana sales may adversely affect our sales and profitability.

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

Also, the distribution of beverage alcohol products is subject to extensive taxation (at both the federal and state government levels), and beverage alcohol products themselves are the subject of national import and excise duties in most countries around the world. An increase in taxation or in import or excise duties could also significantly harm our sales revenue and margins, both through the reduction of overall consumption and by encouraging consumers to switch to lower-taxed categories of beverage alcohol. Although we expect a significantly positive impact on our operating results from the enactment of the Craft Modernization and Tax Reform Act of 2017, which was part of the 2017 federal tax legislation that went into effect on January 1, 2018, resulting from the lowering of the federal excise tax on spirits for the first 100,000 proof gallons per year from $13.34 to $2.70 per gallon.

Product liability or other related liabilities

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

Adverse public opinion about alcohol could reduce demand for our products

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

RISKS RELATED TO OUR COMMON STOCK

Our common stock is thinly traded, and investors may be unable to sell some or all of their shares

Our common stock has historically been sporadically or “thinly-traded,” meaning that the number of persons interested in purchasing shares of our common stock at prevailing prices at any given time may be relatively small or non-existent. As a consequence, there may be periods of several days or more when trading activity in shares of our common stock is minimal or non-existent, as compared to a seasoned issuer that has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. This could lead to wide fluctuations in our share price. Investors may be unable to sell their common stock at or above their purchase price, which may result in substantial losses. Also, as a consequence of this lack of liquidity, the trading of relatively small quantities of shares by our stockholders may disproportionately influence the price of shares of our common stock in either direction. The price of shares of our common stock could, for example, decline if a large number of shares of our common stock is sold on the market without commensurate demand, as compared to a seasoned issuer that could better absorb such sales without adverse impact on its share price.

Sales of our stock or use of our common stock to satisfy obligations may impact the market price and cause substantial dilution

We will need to raise additional capital, which might be in the form of an equity offering. Future sales of substantial amounts of our common or preferred stock, including shares that we may issue upon exercise of warrants or conversion of preferred stock, could adversely affect the market price of our common stock. Further, if we raise additional funds through the issuance of equity, the percentage ownership of our stockholders will be reduced and cause substantial dilution to current stockholders.

We pay certain of our directors, consultants and business partners in our common stock or other securities linked to our common stock, and sometimes settle debts with common stock. We also pay executive compensation in the form of equity. These payments are based on the dollar value of what is owed, rather than a fixed number of shares. Continued use of our stock in this manner, especially if our stock price is trading at a low price, may cause dilution to our shareholders and could adversely affect the market price of our common stock.

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

On August 20, 2020, Nasdaq notified the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1) because its reported stockholder’s equity of $2.4 million as of June 30, 2020 was below the minimum stockholder’s equity of $2.5 million set forth in the Nasdaq Listing Rule by $0.1 million. The Company believes it has regained compliance with Nasdaq’s stockholders’ equity requirement based upon the specific transactions and events as of February 16, 2021. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if, the Company does not evidence compliance at the time of its next periodic report, the Company may be subject to delisting.

On January 19, 2021, our board of directors determined that one of its members, Stephanie Kilkenny, had ceased to be independent due to circumstances beyond her reasonable control resulting in our non-compliance with Nasdaq Listing Rules 5605(b), (c), and (d). The Board resolved to regain compliance and take commercially reasonable steps, including retaining an executive search firm, to fill a current vacancy on the Board with a new director who qualifies as independent under these rules as soon as possible but in no event later than the earlier of our next annual shareholder meeting or 180 days from the date of determination. On March 22, 2021, our Board of Directors unanimously consented to a new independent board member bringing us back into compliance.

While our warrants are outstanding, it may be more difficult to raise additional equity capital

We currently have non-trading, privately issued common stock warrants to purchase 240,278 shares of common stock. During the term that our warrants are outstanding, the holders of the warrants will be given the opportunity to profit from a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while we have warrants outstanding. We might issue additional warrants along with a future financing.

We do not expect to pay dividends for the foreseeable future

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of common stock.

Our largest stockholders’ interests may conflict with the company or our smaller shareholders

We have several stockholders owning near or over 5% of our outstanding common stock, according to public filings. In addition, Stephanie Kilkenny, a member of our Board of Directors together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. In connection with the acquisition of Azuñia Tequila from Intersect Beverage, LLC, TQLA received a substantial number of shares payable under the asset purchase agreement in 2021, subject to a limitation under Nasdaq rules if the share issuance would require a shareholder vote (e.g., we anticipate that the share issuance will be limited 19.99% of our outstanding). Certain officers, such as our CEO, Mr. Block and CFO, Mr. Gwin may become significant stockholders through the payment of equity compensation.

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

Issuing additional shares of common stock and shares of preferred stock could cause dilution

Our Articles of Incorporation authorize the Board to issue up to 15 million shares of common stock and up to 100 million shares of preferred stock. The power of the Board to issue shares of common stock, preferred stock or warrants or options to purchase shares of common stock or preferred stock is generally not subject to stockholder approval. Accordingly, any additional issuances of our common stock, or preferred stock that may be convertible into common stock, may have the effect of diluting your investment, and the new securities may have rights, preferences and privileges senior to those of our common stock.

We have over 11 million shares of common stock outstanding or subject to warrants or other convertible securities. We are limited to issuing up to 15 million shares of common stock. The limited number of available shares of common stock constrains our ability to conduct equity offerings or engage in financing transactions that may have an equity component. In addition, this limitation will constrain our ability to grant equity incentives, which could result in a failure to align management to shareholder objectives or to be able to retain and motivate key personnel.

By issuing preferred stock, we may adversely affect the market price and voting rights of common shareholders

Our Articles of Incorporation permit us to issue, without approval from our stockholders, a total of 100 million shares of preferred stock. Our Board may determine the rights, preferences, privileges and restrictions granted to, or imposed upon, the shares of preferred stock and to fix the number of shares constituting any series and the designation of such series. It is possible that our Board, in determining the rights, preferences and privileges to be granted when the preferred stock is issued, may include provisions that have the effect of delaying, deferring or preventing a change in control, discouraging bids for our common stock at a premium over the market price, or that adversely affect the market price of and the voting and other rights of the holders of our common stock.

We face risks related to compliance with corporate governance laws and financial reporting standards

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We leased the following properties as of December 31, 2020:

Location	Principal Activities	Sq Ft	Termination
1422 NW 23rd Ave., Portland, OR 97210	Retail Operation	1,000	12/31/2023*
10100 SE Main St., Milwaukie, OR 97222	Distilling, Blending, Bottling, Warehousing	29,960	10/31/2021
8911 NE Marx Dr., Suite A2, Portland, OR 97220	Craft Canning Operation / Corporate Headquarters	17,400	7/31/2023
1601 South 92nd Place, Suite A, Seattle, WA 98108	Craft Canning Operation	9,300	10/31/2025
6035 East 76th Ave., Suite G-I, Commerce City, CO 80022	Craft Canning Operation	4,500	8/31/2023
321 S Vermont Ave., Glendora, CA 91741	Sales Office	2,000	2/29/2020

* Retail operations were permanently closed on March 23, 2020.

Item 3. LEGAL PROCEEDINGS

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District Court of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials The Company disputes the allegations and intends to defend the case vigorously.

We are not currently subject to any other material legal proceedings; however, we could be subject to legal proceedings and claims from time to time in the ordinary course of our business, or legal proceedings we considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and divert management resources.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EAST.”

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc. 512 SE Salmon Street, Portland, Oregon 97214 (Telephone: (503) 227-2950).

As of March 31, 2021, there were 11,629,307 shares of our common stock outstanding, which were held by 96 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception, and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following sets forth information regarding all securities sold or granted by us within the past year that were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and the consideration, if any, received by us for such securities:

●	On January 15, 2020, the Company entered into a loan agreement (the “Loan Agreement”) between the Company and its wholly owned subsidiaries MotherLode LLC, an Oregon limited liability company, Big Bottom Distilling, LLC, an Oregon limited liability company, Craft Canning + Bottling, LLC, an Oregon limited liability company, Redneck Riviera Whiskey Co., LLC, a Tennessee limited liability company, and Outlandish Beverages LLC, an Oregon limited liability company (collectively, the “Borrowers” and each a “Borrower”) and Live Oak Banking Company, a North Carolina banking corporation (“Lender”) to refinance existing debt of the Borrowers and to provide funding for general working capital purposes. In connection with the Loan Agreement, Company issued to the Lender a warrant to purchase up to 100,000 shares of the Company’s common stock at an initial exercise price of $3.94 per share (the “Warrant”). The Warrant expires on January 15, 2025. In connection with the issuance of the Warrant, the Company granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions. On June 3, 2020, the Company entered into a Modification Agreement with Live Oak that made changes to the Financial Reports and Other Data Section and restated Exhibit B.

The foregoing transaction did not involve any underwriters, underwriting discounts or commissions, general solicitation or any public offering, and the Registrant believes each transaction was exempt from the registration requirements of the Securities Act, as stated above. The Registrant believes that the Section 4(a)(2) or Rule 506(b) of Regulation D exemption applies to the transaction described above because such transaction was predicated on the fact that the issuance was made only to an investor who (i) confirmed to the Registrant in writing that it is an accredited investor, or if not accredited, has such knowledge and experience in financial and business matters that it is capable of evaluating the merits and risks of their investment; and (ii) either received adequate business and financial information about the Registrant or had access, through its relationship with the Registrant, to such information. Furthermore, the Registrant affixed appropriate legends to the share certificates and instruments issued in each foregoing transaction setting forth that the securities had not been registered and the applicable restrictions on transfer.

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

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We manufacture, acquire, blend, bottle, import, market and sell a wide variety of alcoholic beverages under recognized brands. We employ 78 people in the United States.

Our brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors in open states, and brokers in control states, and until March 2020, we operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers. We operate a mobile craft canning and bottling business (“Craft C+B”) that primarily services the craft beer and craft cider business. Craft C+B operates 11 mobile lines in Seattle, Washington; Portland, Oregon; and Denver, Colorado.

Total company revenue in 2020 was almost split evenly between spirits and Craft Canning; yet, the Craft Canning division contributed 80% of our gross profit and spirits contributed 20%. The impact of the COVID-19 pandemic had a significant effect on each business unit. Craft Canning revenue had over 20% growth from 2019 due to the incremental demand for packaging stimulated by the shift in on-premise beer sales from kegs to cans. The spirits portfolio had approximately 20% in revenue growth from 2019 due to a full year of Azuñia Tequila sales. Overall, the U.S. craft spirits category revenue was down $2.1 billion, or 40%, in 2020 according to the Distilled Spirits Council of the United States (“DISCUS”).

Principal Spirits Brands and Products During 2020

●	Hue-Hue (pronounced “way-way”) Coffee Rum – cold-brewed free-trade, single-origin Arabica coffee beans grown at the Finca El Paternal Estate in Huehuetenango, Guatemala that is sourced and then lightly roasted through Portland Roasting Company. The concentrated brew is then blended with premium silver rum and a trace amount of Demerara sugar, giving our Hue-Hue a natural, deep, smooth richness.
●	Azuñia Tequila – estate-crafted, smooth, clean craft tequila with authentic flavor from the local terroir. It is the exclusive export of Agaveros Unidos de Amatitán and a second generation, family-owned-and-operated Rancho Miravalle estate, which has created tequila for over 20 years. Made with 100% pure Weber Blue Agave grown in dedicated fields of the Tequila Valley, it is harvested by hand and roasted in traditional clay hornos, and then finished with a natural, open-air fermentation process and bottled on-site in small batches using a consistent process to deliver field-to-bottle quality.

●	Portland Potato Vodka – Portland’s award-winning premium craft vodka. The key to producing our vodka is to distill it four times. While most vodka is made from grain used in whiskey, we use potatoes and natural spring water sourced from the state of Oregon.
●	Burnside Whiskey –We source the best ingredients available to produce Burnside Whiskey. We develop each blend using the various qualities of Quercus Garryana, the native Oregon Oak. Expanding on our initial experiment in 2012, we made it our mission to turn the Burnside program into a one- of-a-kind oak study. Our blends are all distinctive from one another, and the treatment of oak is equally specific.

Principal Services Provided by Craft Canning and Bottling

Canning

Flexible packaging options in multiple sizes

Nitrogen dosing: Specialized equipment allowing for packaging of still products in addition to carbonated beverages

Velcorin: Specialized equipment that supports microbial control

Label application capabilities

Mobility packaging for clients at their production facility

Full-service packaging provider

Bottling

Supplies all needed packaging and has the ability to package in two primary bottle sizes

Specialized packaging and quality control equipment

We have invested heavily in the past two years expanding our business through acquisitions and making substantial investments in branding and production; however, we have not achieved profitability. The immediate task at hand is to focus on a new sustainable business strategy. Based on a complete review and analysis of our competitive position, market opportunity and assets, we have identified components of the strategy that we believe would improve operating results. Management believes the following components of the strategy are in place and working:

●	Strong spirits brands and products;
●	Established 3 tier national distributor partnerships;
●	Strong market position in Oregon, which is benefiting from an industrywide growth in craft spirits;
●	Experience in distilling, blending, and barrel aging for craft spirits;
●	Significantly reduced cash burn rate;
●	Valuable asset in its employees; and
●	Craft Canning division benefits from growth and accretive margin expansion opportunities generating cash flow.

Areas that we need incremental work include the following:

●	Effective integration of Azuñia Tequila;
●	Increased gross margins for our spirits portfolio at industry standards; and
●	A sustainable strategy, fiscal plan, and predictable results.

We plan to complete our business review in 2021 and embark on the following:

●	Reinvent the business model for sustainable success:

○	Reduce cash burn rate to less than $3 million per annum in 2021;
○	Provide adequate liquidity and funding of the operating plan;
○	Leverage Craft Canning growth and achieve production synergies with spirits;
○	Refocus spirits branding and strategy to grow and expand;
○	Build the Eastside brand; and
○	Utilize the Eastside brand for limited edition products.

●	Focus strategy on value creation that establishes a sustainable growth plan with a clear competitive advantage increasing internal rate of return and value for shareholders;
●	Expand the Board of Directors and build strategic alignment;
●	Build a 3-year strategic plan;
●	Rebuild the budget process to allow for predictable measurable progress on financial goals; and
●	Build a professional company platform, deliver results, and then, acquire accretive assets.

Eastside Distilling is unique in several specific areas: (1) to our knowledge, we are the only craft spirits company listed on Nasdaq, (2) we do not function as a traditional craft distillery with store fronts relying on local sales, (3) we are diversified with our contract manufacturing division, and (4) we have a diversified portfolio of spirits brands. We are similar to other craft distillers in that (1) we have concentrated local volume, (2) we produce small batches and remain within the volume definition of “Craft”, and (3) our brands achieve success through differentiation, discovery and distribution.

The U.S. spirits marketplace is occupied by large multi-national conglomerates with substantially more resources than Eastside Distilling. However, we can use our small size to be fast, focused, flexible in our strategy. If we attempt to grow too quickly, we may lack the underlying strength required to build scale with loyalty via strong unaided awareness and powerfully derived attributes. Moreover, attempting to focus our “frame-of-reference” to compete with the biggest brands in the most expensive venues, is likely to fail without first establishing underlying brand equity.

We will seek to utilize our public company stature to our advantage and position our spirits portfolio as a leading tier 2 spirits provider that develops brands, expands geographic presence and positions for either a sale to the tier 1 suppliers or continued ownership with growth in revenue and cash flow. We will look to grow, and vertically integrate, our Craft Canning portfolio.

Recent Developments

During 2020, Craft Canning experienced an increase in demand and revenue growth as customers are continuing to prefer to fill cans for a wider off-premise usage. In order to meet this demand, we invested in additional canning lines. Throughout 2020, the canning industry has faced a shortage of aluminum cans. However, we believe we have sourced enough cans to supply our current business plan. While off-premise business has seen an increase in spirits sales, the customer focus has been on major brands and larger format bottles which we do not currently have on the national platform. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including a decrease in sales volume in on-premise accounts, where products are typically consumed immediately, such as bars and restaurants. This negative trend has continued through the year.

In response to the COVID-19 pandemic, we implemented specific measures to reduce the spread of the virus including having our employees work remotely whenever possible, screening visitors and workers before entering facilities, requiring visitors and employees to wear masks, and encouraging social distancing. These preventive measures have been effective as evidenced by the minimal number of COVID-19 cases between our workforce, vendors, and customers.

Available Information

Our executive offices are located at 8911 NE Marx Drive, Suite A2, Portland, Oregon 97220. Our telephone number is (971) 888-4264 and our internet address is www.eastsidedistilling.com. The information on, or that may be, accessed from our website is not part of this annual report.

Results of Operations

Overview

During the first quarter of 2020, Eastside Distilling focused its sales and marketing efforts on the distribution of our brands through the national platform, resulting in the decision to close all four of its retail stores in Portland, Oregon by March 31, 2020. On October 29, 2020, we announced our intent to divest the Redneck Riviera brand. We signed a non-binding term sheet between Eastside Distilling and Rich Marks, LLC, Redneck Riviera Whiskey Co, LLC, John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”). The retail operations and Redneck Riviera business have been reported as discontinued operations in the accompanying condensed consolidated financial statements. In the current year, the income, expense, and cash flows from retail and Redneck Riviera operations during the period they were consolidated have been classified as discontinued operations. For comparative purposes amounts in the prior periods have been reclassified to conform to current year presentation.

Consolidated Statements of Operations Data

(Dollars in thousands)	2020	2019	$ Variance	% Change
Sales	$14,782	$12,193	$2,589	21%
Less customer programs and excise taxes	1,061	567	494	87%
Net sales	13,721	11,626	2,095	18%
Cost of sales	9,164	7,567	1,597	21%
Gross profit	4,557	4,059	498	12%
Sales and marketing expenses	3,900	3,237	663	20%
General and administrative expenses	9,209	10,790	(1,581)	-15%
Gain on disposal of property and equipment	(366)	(15)	(351)	2340%
Total operating expenses	12,743	14,012	(1,269)	9%
Loss from operations	(8,186)	(9,953)	1,767	18%
Interest expense	(1,089)	(508)	(581)	-114%
Other expense	(372)	(2,670)	2,298	86%
Loss from discontinued operations	(213)	(3,777)	3,564	94%
Net loss	$(9,860)	$(16,908)	$7,048	42%
Gross margin	33%	35%	-2%	-6%
Non-cash operating expenses	$5,035	$7,252	$(2,217)	-30.6%

Year Ended December 31, 2020 Compared to the Year Ended December 31, 2019

Our sales for the year ended December 31, 2020 increased to $14.8 million, or approximately 21%, from $12.2 million for the year ended December 31, 2019. The following table compares our sales during the years ended December 31, 2020 and 2019, and excludes the retail tasting room and Redneck Riviera sales that have been classified as discontinued operations:

(Dollars in thousands)	2020		2019

Wholesale finished goods	$5,900	40%	$2,653	44%
Canning & bottling	8,766	59%	8,427	50%
Bulk spirit sales	116	1%	1,113	7%
Total	$14,782		$12,193

Our overall 2020 sales were primarily driven by increases in wholesale sales and canning sales and services. Wholesale sales increased primarily due to the acquisition of Azuñia Tequila in September 2019, which accounted for $1.7 million increase over last year as well as a $0.2 million increase in Portland Potato Vodka brand sales. Our canning and bottling revenue increased year over year, which has benefited from a shift in consumer preferences to consume alcohol at home rather than at on-premise locations. This was a result of the COVID-19 pandemic and was also offset by lower co-packing and mobile bottling sales.

Customer programs and excise taxes

Customer programs and excise taxes for the year ended December 31, 2020 increased to $1.1 million, or approximately 87%, from $0.6 million for the year ended December 31, 2019. The increase was attributable to higher excise taxes and broker commissions due to increased sales.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing and/or service labor and overhead, warehousing rent, packaging, and in-bound freight charges. During the year ended December 31, 2020, cost of sales increased to $9.2 million, or approximately 21%, from $7.6 million for the year ended December 31, 2019 in line with the increase in sales.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin for the years ended December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Gross profit	$4,557	$4,059
Gross margin	33%	35%

Gross Margin

Our gross margin of 33% of net sales for the year ended December 31, 2020 decreased from our gross margin of 35% for the year ended December 31, 2019 primarily due to a change in product and services mix, higher raw material costs, and unabsorbed manufacturing overhead related to lower wholesale production levels. Our goal is to improve our overall gross margin by increasing the efficiencies and reducing the footprint of our production facility as well as evaluate the materials in our finished goods by looking to create economies of scale by creating consistency of the dry goods across our brands.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2020 increased to $3.9 million, or approximately 20%, from $3.2 million for the year ended December 31, 2019. This increase was primarily due to a $1.2 million increase in sales and marketing compensation related to the increased headcount from the acquisition of the Azuñia tequila brand.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2020 decreased to $9.2 million, or approximately 15%, from $10.8 million for the year ended December 31, 2019. This decrease was primarily due to a decrease in compensation and benefits, legal and professional fees and rent, insurance and other miscellaneous general and administrative costs; offset by higher non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Expenses

Total other expenses, net was $1.5 million for the year ended December 31, 2020 compared to $3.2 million for the year ended December 31, 2019, an increase of 54%. This increase was primarily due to higher interest expense on increased notes payable, a secured line of credit, and accounts receivable factoring programs; and the write-off of services for branding products in 2020; as well as a revaluation of the Azuñia Tequila acquisition in 2019.

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

For the years ended December 31, 2020 and 2019, we incurred a net loss of $9.9 million and $16.9 million, respectively, and had an accumulated deficit of approximately $54.1 million as of December 31, 2020. We have been dependent on raising capital from debt and equity financings and utilization of our inventory to meet our needs for cash flow used in operating activities. For the year ended December 31, 2020, we raised approximately $3.4 million in additional capital through equity and debt financing (net of repayments). See Notes 10 and 11 to our financial statements for a description of our debt. In addition, for the year ended December 31, 2020, we consumed $1.8 million of our inventories.

To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, we applied for and received a loan of $1.4 million under the U.S. government Paycheck Protection Program (“PPP Loan”). On January 29, 2021, the Small Business Administration (“SBA”) notified us that it approved our request for full forgiveness of the PPP loan in the principal amount of $1.4 million. As a result of the SBA’s decision to approve our request for forgiveness, the SBA paid the entire outstanding balance of the PPP loan of $1.4 million, which is now considered paid in full.

On May 13, 2020, Live Oak Banking Company (the “Lender”) notified the Company that it was in technical default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, Redneck Riviera Whiskey Co., LLC, Outlandish Beverages LLC, and Live Oak Bank (the “Loan Agreement”). Those technical defaults included the failure to timely deliver information and its belief that we owed certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interstate. On June 3, 2020 the Company entered into a Second Modification to Loan Agreement (“Modification”) with the Lender agreeing to waive the technical defaults upon the satisfaction of certain conditions by September 30, 2020. The Company complied with these conditions and was compliant with the terms of the Loan Agreement and Modification as of December 31, 2020.

As of December 31, 2020, we had approximately $0.8 million of cash on hand with a negative working capital of $17.3 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital, selling assets and generating positive operating cash flow, primarily through increased sales, improved profit growth, and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10 and 11 to our financial statements for a description of our debt and the debt financing initiatives completed during 2020. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow related information for the years ended December 31, 2020 and 2019 was as follows:

(Dollars in thousands)	2020	2019
Net cash flows provided by (used in):
Operating activities	$(3.0)	$(9.1)
Investing activities	$0.1	$(3.6)
Financing activities	$3.4	$2.5

Operating Activities

Total cash used from operating activities was $3.0 million in 2020 compared to $9.1 million in 2019. The decrease in cash usage can be primarily attributed to a $3.0 million decrease in marketing and administrative cash expenditures, and improved management of receivables and prepayments of $0.6 million, which was offset by $0.8 million used in reducing operating liabilities.

Investing Activities

Cash used in investing activities consists primarily of acquisitions and purchases of property and equipment. We incurred capital expenditures of $0.5 million and $2.2 million in 2020 and 2019, respectively. Proceeds from sales of fixed assets totaled $0.6 million for the year ended December 31, 2020. Net cash used in the acquisition of Craft Canning for the year ended December 31, 2019 was $1.4 million.

Financing Activities

Net cash flows provided by financing activities during the year ended December 31, 2020 primarily consisted of $6.3 million of proceeds from the establishment of a new secured credit facility, offset by $3.0 million repayment and termination of the existing secured credit facility and $1.8 million in debt repayments, $1.4 million of proceeds from the Paycheck Protection Program and $0.4 million in proceeds from borrowing on an existing line of credit with our bank. During the year ended December 31, 2019, our operating losses and working capital needs were primarily funded by issuance of common stock totaling $1.3 million.

Deposit

In August 2020, we entered into discussions with Intersect Beverage, LLC (“Intersect”) and TQLA, LLC (“TQLA”) to address potential changes to the deferred consideration for the Azuñia Tequila acquisition and received a deposit of $0.3 million in cash. In the fourth quarter of 2020, Intersect and TQLA sent us an additional deposit bringing the total outstanding amount deposited to $0.7 million. Subsequent to December 31, 2020, the full deposit of $0.7 million was repaid. Eastside Distilling has not reached agreement with Intersect and TQLA to make any substantial changes to the deferred consideration for the Azuñia Tequila acquisition.

Lines of Credit

During 2019, we entered into a Factoring Agreement with ENGS Commercial Capital, LLC that provides for a minimum of $0.5 million purchased accounts receivable and a maximum of $2.0 million purchased accounts receivable. The advance rate is 85%, and interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. The Company factored $3.8 million of invoices during the year ended December 31, 2020. As of December 31, 2020, the Company had $0.1 million factored invoices outstanding.

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $4.1 million of invoices during the year ended December 31, 2020. As of December 31, 2020, the Company had $0.1 million factored invoices outstanding.

Inventory Line

In January 2020, we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base of up to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan is secured by all assets of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bears interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest is payable monthly. Additionally, the Company issued to Live Oak 100,000 warrants to purchase common stock at an initial exercise price of $3.94 per share. The proceeds of the Live Oak Loan were used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. As of December 31, 2020, the balance of the Live Oak Loan was $6.5 million and has been fully drawn upon.

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $1.0 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million and $0 million for the years ended December 31, 2020 and 2019, respectively.

Cost of Sales

Cost of sales consists of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

The following expenses are included in sales and marketing expenses in the accompanying consolidated statements of operations: media advertising costs, promotional costs of value-added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses.

General and Administrative Expenses

The following expenses are included in general and administrative expenses in the accompanying consolidated statements of operations: salary and benefit expenses, travel and entertainment expenses for executive and administrative staff, rent and utilities, professional fees, insurance, and amortization and depreciation expense. General and administrative costs are expensed as incurred.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of December 31, 2020 and 2019.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of December 31, 2020, one distributor represented 14% of trade receivables. As of December 31, 2019, two distributors represented 40% of trade receivables. Sales to one distributor accounted for 18% of consolidated sales for the year ended December 31, 2020. Sales to one distributor accounted for 16% of consolidated sales for the year ended December 31, 2019.

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Net stock-based compensation was $1.3 million and $0.7 million in 2020 and 2019, respectively.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements that have or are reasonably likely to have a material current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eastside Distilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. (the Company) as of December 31, 2020 and 2019, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2020, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Evaluation of Intangible Assets

As discussed in Note 4, the Company acquired two entities during 2019 accounted for as business combinations, which required assets and liabilities assumed to be measured at their acquisition date fair values. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management’s judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of goodwill and intangible assets.

Lack of Going Concern Paragraph

Due to the net loss and negative cash flows from operations for the year, the Company evaluated the need for a going concern.

Auditing management’s evaluation of a going concern can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not able to be easily substantiated.

To evaluate the appropriateness of the lack of going concern paragraph in our audit opinion, we examined and evaluated the financial information that was the initial cause for this consideration along with management’s plans to mitigate the going concern.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX March 31, 2021

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2020 and 2019

(Dollars in thousands, except share and per share)

	2020	2019
Assets
Current assets:
Cash	$836	$343
Trade receivables, net	694	1,324
Inventories	6,728	7,140
Prepaid expenses and current assets	750	397
Current assets held for sale	3,833	5,266
Total current assets	12,841	14,470
Property and equipment, net	3,109	4,687
Right-of-use assets	1,270	578
Intangible assets, net	14,038	14,675
Goodwill	-	28
Other assets, net	285	1,065
Non-current assets held for sale	189	363
Total Assets	$31,732	$35,866

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,864	$2,322
Accrued liabilities	1,452	857
Deferred revenue	23	-
Secured trade credit facility, net of debt issuance costs	6,405	-
Current portion of deferred consideration for Azuñia acquisition	15,452	-
Other current liabilities, related party	700	-
Current portion of notes payable	3,830	1,819
Current portion of lease liabilities	515	424
Current liabilities held for sale	18	715
Total current liabilities	30,259	6,137
Lease liabilities, net of current portion	817	275
Secured trade credit facility, net of debt issuance costs	-	2,962
Deferred consideration for Azuñia acquisition	-	15,452
Notes payable, net of current portion and debt discount	1,693	3,594
Non-current liabilities held for sale	71	113
Total liabilities	32,840	28,533

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 15,000,000 shares authorized; 10,382,015 and 9,675,028 shares issued and outstanding at December 31, 2020 and 2019, respectively	1	1
Additional paid-in capital	52,985	51,566
Accumulated deficit	(54,094)	(44,234)
Total Stockholders’ Equity (Deficit)	(1,108)	7,333
Total Liabilities and Stockholders’ Equity (Deficit)	$31,732	$35,866

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2020 and 2019

(Dollars and shares in thousands, except per share)

	2020	2019

Sales	$14,782	$12,193
Less customer programs and excise taxes	1,061	567
Net sales	13,721	11,626
Cost of sales	9,164	7,567
Gross profit	4,557	4,059
Operating expenses:
Sales and marketing expenses	3,900	3,237
General and administrative expenses	9,209	10,790
Gain on disposal of property and equipment	(366)	(15)
Total operating expenses	12,743	14,012
Loss from operations	(8,186)	(9,953)
Other income (expense), net
Interest expense	(1,089)	(508)
Other expense	(372)	(2,670)
Total other expense, net	(1,461)	(3,178)
Loss before income taxes	(9,647)	(13,131)
Provision for income taxes	-	-
Net loss from continuing operations	(9,647)	(13,131)
Net loss from discontinued operations	(213)	(3,777)
Net loss	$(9,860)	$(16,908)

Basic and diluted net loss per common share	$(0.98)	$(1.82)

Basic and diluted weighted average common shares outstanding	10,027	9,276

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit)

Years Ended December 31, 2020 and 2019

(Dollars and shares in thousands)

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2018	8,764	$1	$45,890	$(27,139)	$18,752
Issuance of common stock	281	-	1,262	-	1,262
Issuance of common stock for services by third parties	87	-	598	-	598
Issuance of common stock for services by employees	204	-	1,056	-	1,056
Issuance of common stock for purchase Craft Canning + Bottling, LLC	338	-	2,080	-	2,080
Stock option exercises	1	-	-	-	-
Stock-based compensation	-	-	762	-	762
Net issuance to settle RSUs	-	-	(96)	-	(96)
Contributed capital	-	-	14	-	14
ROU asset and lease liability adjustment	-	-	-	(187)	(187)
Net loss attributable to common shareholders	-	-	-	(16,908)	(16,908)
Balance, December 31, 2019	9,675	$1	$51,566	$(44,234)	$7,333
Stock-based compensation	-	-	269	-	269
Amortization of non-deal warrant grants	-	-	19	-	19
Issuance of warrants for secured credit facility	-	-	98	-	98
Issuance of common stock for services by third parties	260	-	367	-	367
Issuance of common stock for services by employees	447	-	666	-	666
Net loss attributable to common shareholders	-	-	-	(9,860)	(9,860)
Balance, December 31, 2020	10,382	$1	$52,985	$(54,094)	$(1,108)

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2020 and 2019

(Dollars in thousands)

	2020	2019
Cash Flows From Operating Activities:
Net loss	$(9,860)	$(16,908)
Loss from discontinued operations	213	3,777
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible assets	392	-
Depreciation and amortization	2,286	1,690
Bad debt expense	78	71
Gain on disposal of assets	(366)	(15)
Loss on remeasurement of deferred consideration	-	2,670
Amortization of debt issuance costs	288	27
Issuance of common stock in exchange for services for related parties	666	1,056
Issuance of common stock in exchange for services for third parties	367	598
Stock-based compensation	288	667
Changes in operating assets and liabilities:
Trade receivables	552	293
Inventories	412	755
Prepaid expenses and other assets	(53)	(43)
Right-of-use assets	462	494
Accounts payable	(458)	412
Accrued liabilities	594	408
Other current liabilities	700	-
Deferred revenue	23	(52)
Net lease liabilities	(520)	(561)
Net cash used in operating activities	(3,936)	(4,661)
Net cash provided by (used in) operating activities of discontinued operations	930	(4,468)
Net cash used in operating activities	(3,006)	(9,129)
Cash Flows From Investing Activities:
Acquisition of businesses, net of cash acquired	-	(1,450)
Proceeds from sale of fixed assets	624	-
Purchases of property and equipment	(524)	(2,177)
Net cash provided by (used in) investing activities of continuing operations	100	(3,627)
Net cash provided by investing activities of discontinued operations	37	-
Net cash provided by (used in) investing activities	137	(3,627)
Cash Flows From Financing Activities:
Issuance of common stock	-	1,262
Contributed capital	-	14
Proceeds from secured trade credit facility	6,337	-
Proceeds from notes payable	1,901	1,769
Payments of principal on secured trade credit facility	(3,000)	-
Payments of principal on notes payable	(1,876)	(587)
Net cash provided by financing activities	3,362	2,458
Net increase (decrease) in cash	493	(10,298)
Cash at the beginning of the period	343	10,641
Cash at the end of the period	$836	$343

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$776	$371
Cash paid for amounts included in measurement of lease liabilities	$674	$754

Supplemental Disclosure of Non-Cash Financing Activity
Warrants issued in relation to secured trade credit facility	$98	$-
Deferred consideration for the acquisition of Azuñia	$-	$12,871
Fixed assets acquired through financing	$-	$300
Right-of-use assets obtained in exchange for lease obligations	$1,189	$1,257

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, exports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employ 78 people in the United States.

The Company’s brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (RTD). The Company sells products on a wholesale basis to distributors in open states, and brokers in control states, and until March 2020, operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers. The Company operates a mobile craft canning and bottling business (“Craft Canning”) that primarily services the craft beer and craft cider business. Craft Canning operates 11 mobile lines in Seattle, Portland and Denver.

2. Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, convertible notes, extended credit terms, and equity financings. For the years ended December 31, 2020 and 2019, the Company incurred a net loss of approximately $9.9 million and $16.9 million, respectively, and has an accumulated deficit of approximately $54.1 million as of December 31, 2020. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2020, the Company raised approximately $3.4 million in additional capital through equity and debt financing (net of repayments).

As of December 31, 2020, the Company had $0.8 million of cash on hand with a negative working capital of $17.3 million. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on reducing operating costs, raising additional debt or equity capital and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. The Company intends to implement actions to improve profitability, by managing expenses while continuing to increase sales. Additionally, the Company is seeking to leverage its large inventory balances and accounts receivable balance to help satisfy its working capital needs over the next 12 months. See Notes 10, 11 and 17 to the consolidated financial statements for a description of the Company’s debt and the debt refinancing initiatives completed in the first quarter of 2021. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (GAAP). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Big Bottom Distilling, LLC, Outlandish Beverages LLC, LLC, Redneck Riviera Whiskey Co., LLC, and Craft Canning + Bottling, LLC (beginning as of January 11, 2019) and the Azuñia tequila assets (beginning September 12, 2019). All intercompany balances and transactions have been eliminated in consolidation.

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

Revenue Recognition

Net sales include product sales, less excise taxes and customer programs and incentives. The Company recognizes revenue by applying the following steps in accordance with Accounting Standards Codification (“ASC”) Topic 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $1.0 million and $0.6 million for the years ended December 31, 2020 and 2019, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million and $0 million for the years ended December 31, 2020 and 2019, respectively.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing labor and overhead, warehousing rent, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

The following expenses are included in sales and marketing expenses in the accompanying consolidated statements of operations: media advertising costs, promotional costs of value-added packaging, salary and benefit expenses, travel and entertainment expenses for the sales, brand and sales support workforce and promotional activity expenses.

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0.3 million and $0.7 million for the years ended December 31, 2020 and 2019, respectively.

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with ASC Topic 205-20 – Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift.

On December 31, 2019, management made a strategic shift to focus the Company’s sales and marketing efforts on the nationally branded product platform, resulting in the decision to close all four of its retail stores in the Portland, Oregon area. Although this decision meets the criteria (1) and (3) for reporting discontinued operations, it did not meet the (2) Held for sale criteria until the retail stores were closed or abandoned, which occurred by March 31, 2020.

On October 29, 2020, the Company announced its intent to divest its Redneck Riviera Spirits business. The Company signed a non-binding term sheet between Eastside and Rich Marks, LLC, Redneck Riviera Whiskey Co, LLC (“RRWC”), John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”) whereby RSG would pay a termination fee as well as purchase certain assets from the Company which could include raw materials and finished goods. The total consideration was estimated to be $8.1 million inclusive of a $3 million dollar termination fee and the remainder of proceeds from selling RSG raw materials and finished goods. The divesture is subject to negotiation and execution of definitive agreements. On February 8, 2021, the Company completed the sale of its Redneck Riviera Spirits business.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

As of and for the year ended December 31, 2020, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the years ended December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Sales	$2,195	$4,829
Less customer programs and excise taxes	432	858
Net sales	1,763	3,971
Cost of sales	1,142	2,572
Gross profit	621	1,399
Operating expenses:
Sales and marketing expenses	578	4,264
General and administrative expenses	180	748
Loss on disposal of property and equipment	76	148
Total operating expenses	834	5,160
Loss from operations	(213)	(3,761)
Other expense, net
Interest expense	-	(16)
Total other expense, net	-	(16)
Net loss	$(213)	$(3,777)

Assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business were as follows as of December 31, 2020 and 2019:

(Dollars in thousands)	2020	2019
Assets
Current assets:
Cash	$-	$1
Trade receivables	-	2
Inventories	3,833	5,253
Prepaid expenses and current assets	-	10
Total current assets	3,833	5,266
Property and equipment, net	-	86
Right-of-use assets	96	165
Other assets	93	112
Total Assets	$4,022	$5,629

Liabilities
Current liabilities:
Accounts payable	$(13)	$616
Accrued liabilities	-	37
Deferred revenue	-	2
Current portion of lease liability	31	60
Total current liabilities	18	715
Lease liability - less current portion	71	113
Total Liabilities	$89	$828

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of December 31, 2020 and 2019.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of December 31, 2020, one distributor represented 14% of trade receivables. As of December 31, 2019, two distributors represented 40% of trade receivables. Sales to one distributor accounted for 18% of consolidated sales for the year ended December 31, 2020. Sales to one distributor accounted for 16% of consolidated sales for the year ended December 31, 2019.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of December 31, 2020 and 2019, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value as of December 31, 2020 or 2019. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, convertible note payable and the secured credit facility. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. As of December 31, 2020 and 2019, the Company’s notes are payable at fixed rates and their carrying value approximates fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of December 31, 2020 and determined that they were not impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of December 31, 2020 and determined that they were not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As of December 31, 2020 and 2019, the Company established valuation allowances against its net deferred tax assets.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed at and for the years ended December 31, 2020 and 2019.

The Company files federal income tax returns in the United States. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2013.

Comprehensive Income

The Company does not have any reconciling other comprehensive income items for the years ended December 31, 2020 and 2019.

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $7.9 million of invoices and incurred $0.2 million in fees associated with the factoring programs during the year ended December 31, 2020. As of December 31, 2020, the Company had $0.2 million factored invoices outstanding.

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

Years Ended December 31, 2020 and 2019

4. Business Acquisitions

During the fiscal year 2019, the Company completed the following acquisitions:

Craft Canning + Bottling

On January 11, 2019, the Company completed the acquisition of Craft Canning & Bottling, LLC (“Craft Canning”), a Portland, Oregon-based provider of bottling and canning services. The Company’s consolidated financial statements for the year ended December 31, 2019 include Craft Canning’s results of operations from the acquisition date of January 11, 2019 through December 31, 2019. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC Topic 805 - Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The following allocation of the purchase price was as follows:

(Dollars in thousands)	2019
Consideration given:
338,212 shares of common stock valued at $6.10 per share	$2,080
Cash	2,003
Notes payable	762
Total value of acquisition	$4,845

Assets and liabilities acquired:
Cash	$553
Trade receivables, net	626
Inventories, net	155
Property and equipment, net	1,839
Right-of-use assets	233
Intangible assets - customer list	2,895
Other assets	27
Accounts payable	(232)
Accrued liabilities	(74)
Deferred revenue	(52)
Lease liabilities	(256)
Notes payable	(869)
Total	$4,845

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

The Company incurred Craft Canning-related acquisition costs of $0.1 million during the year ended December 31, 2019 that have been recorded in general and administrative expenses in the consolidated statements of operations. The results of the Craft Canning acquisition are included in the consolidated financial statements from the date of acquisition through December 31, 2019. The revenue and net income (including transaction costs) of Craft Canning operations included in the consolidated statements of operations were $7.1 million and $0.4 million, respectively, for the period from January 11, 2019 through December 31, 2019.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Azuñia Tequila

On September 12, 2019, the Company completed the acquisition of the Azuñia brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC (“Intersect”), an importer and distributor of tequila and related products. The Company’s consolidated financial statements as of and for the year ended December 31, 2019 include the Azuñia assets and results of operations. For the year ended December 31, 2019, the Azuñia results of operations are included from the acquisition date of September 12, 2019 through December 31, 2019.

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

The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC Topic 805, whereby the purchase price was allocated to the assets acquired based upon their estimated fair values on the acquisition date. The Company estimated the purchase price based on weighted probabilities of future results and recorded deferred consideration payable of $12.8 million on the acquisition date that will be remeasured to fair value at each reporting date until the contingencies are resolved, with the changes in fair value recognized in earnings. The Company remeasured the deferred consideration payable for the period ended December 31, 2019 and increased the liability by $2.7 million to a balance of $15.5 million. No adjustment was made to the deferred consideration payable for the period ended December 31, 2020.

The following allocation of the purchase price was as follows:

(Dollars in thousands)	2019
Consideration given:
Deferred consideration payable	$12,781
Total value of acquisition	$12,781

Assets acquired:
Inventories, net	$836
Intangible assets - brand	11,945
Total	$12,781

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

The Company incurred Azuñia-related acquisition costs of $0.2 million during the year ended December 31, 2019 that have been recorded in general and administrative expenses in the consolidated statements of operations. The results of the Azuñia asset acquisition are included in the consolidated financial statements from the date of acquisition through December 31, 2019. The sales of Azuñia products included in the consolidated statements of operations were $1.1 million for the period from September 12, 2019 through December 31, 2019. Sales were $2.9 million for the year ended December 31, 2020.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the year ended December 31, 2019 assume that both acquisitions of Craft Canning & Bottling and Azuñia were completed on January 1, 2019:

(Dollars in thousands, except per share amounts)	2019
Pro forma sales	$19,868
Pro forma net loss	(20,350)
Pro forma basic and diluted net loss per share	$(2.19)

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Pro forma sales and net loss exclude retail and the Redneck spirits business operations that have been classified as discontinued operations. Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results. The share and per share data have been retroactively reflected for the acquisitions.

5. Inventories

Inventories consisted of the following as of December 31:

(Dollars in thousands)	2020	2019
Raw materials	$5,455	$5,608
Finished goods	1,273	1,532
Total inventories	$6,728	$7,140

6. Property and Equipment

Property and equipment consisted of the following as of December 31:

(Dollars in thousands)	2020	2019
Furniture and fixtures	$4,363	$4,464
Leasehold improvements	1,637	1,654
Vehicles	824	690
Construction in progress	-	98
Total cost	6,824	6,906
Less accumulated depreciation	(3,715)	(2,219)
Total property and equipment, net	$3,109	$4,687

Purchases of property and equipment totaled $0.5 million and $2.2 million for the years ended December 31, 2020 and 2019, respectively. Depreciation expense totaled $1.7 million and $1.2 million for the years ended December 31, 2020 and 2019, respectively.

During the year ended December 31, 2020, the Company disposed of fixed assets with a net book value of $0.5 million resulting in a gain on the disposal of fixed assets of $0.4 million. As a result of these disposals, the Company received funds of $0.6 million from the sales of the disposed assets. During the year ended December 31, 2019, the Company disposed of fixed assets with a net book value of $0.5 million resulting in a gain on the disposal of fixed assets of $0.

7. Intangible Assets and Goodwill

Intangible assets and goodwill consisted of the following as of December 31:

(Dollars in thousands)	2020	2019
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	3,247
Goodwill	-	28
Total intangible assets and goodwill	14,865	15,245
Less accumulated amortization	(827)	(542)
Intangible assets and goodwill, net	$14,038	$14,703

Amortization expense totaled $0.5 million and $0.4 million for the years ended December 31, 2020 and 2019, respectively. The permits and license and Azuñia brand have all been determined to have indefinite life and will not be amortized. The customer list is being amortized over a seven-year life. During the year ended December 31, 2020, it was determined that the customer list associated with the MotherLode, LLC acquisition no longer had value and was written off. The net value of the MotherLode, LLC customer list at the time of the write down was $0.2 million.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

8. Other Assets

Other assets consisted of the following as of December 31:

(Dollars in thousands)	2020	2019
Product branding	$400	$704
Notes receivable	-	450
Deposits	57	43
Total other assets	457	1,197
Less accumulated amortization	(172)	(132)
Other assets, net	$285	$1,065

During 2020, it was determined that certain costs related to branding services previously capitalized had no further value and were written off. The net value of these services at the time of the write down was $0.4 million. The remaining deposits of $0.1 million represent office and retail space lease deposits. In September 2020, the Company had received the remaining balance of the notes receivable from Wineonline.com.

Amortization expense totaled $0.1 million for both years ended December 31, 2020 and 2019.

9. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2025. The Company determines if an arrangement is a lease at inception. The Company does not currently have any finance leases. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. In September 2020, the Company entered into two new lease agreements for canning and bottling production facilities in Seattle and Denver. Both leases contain fixed payments that increase over the term of their respective agreement. As of December 31, 2020, the amount of right-of-use assets and lease liabilities were $1.3 million and $1.3 million, respectively. Aggregate lease expense for the year ended December 31, 2020 was $0.8 million, consisting of $0.5 million in operating lease expense for lease liabilities and $0.3 million in short-term lease cost.

Maturities of lease liabilities as of December 31, 2020 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2021	$610
2022	362
2023	274
2024	144
2025	124
Thereafter	-
Total lease payments	1,514
Less imputed interest (based on 6.6% weighted- average discount rate)	(182)
Present value of lease liability	$1,332	3.3

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

10. Notes Payable

Notes payable consisted of the following as of December 31:

(Dollars in thousands)	2020	2019
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	$2,300	$2,300
Notes payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan. To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, the Company received this loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).	1,052	-
Notes payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan. The Company received this loan under the SBA’s PPP.	396	-
Convertible note payable bearing interest at 9.00%. The note principal, plus any accrued and unpaid interest is due December 31, 2020. The note has a voluntary conversion feature where in the event of an equity offering of at least $1.0 million at a purchase price of at least $4.25 (subject to adjustment), the noteholder shall have the right to participate in the financing by converting all outstanding principal and accrued and unpaid interest on this note into the securities to be sold in the offering.	-	254
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	370	650
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	129	177
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of December 31, 2020.	163	266
Promissory note payable under a revolving line of credit bearing variable interest starting at 5.5%. The note has a 12-month term with principal and accrued interest due in lump sum in July 2020. The borrowing limit is $0.3 million. The note is secured by the assets of Craft Canning.	-	50
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note has a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit is $0.5 million. The note is secured by the assets of Craft Canning.	500	-
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	146	183
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	226	282
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	241	295
Secured line of credit promissory note for a revolving line of credit in the aggregate principal amount of $2.0 million. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. The obligations of the Company under the Note are secured by certain inventory of the Company and its subsidiaries and the Company’s membership interests in Craft Canning. In addition, the Note is guaranteed by the Company’s subsidiaries Craft Canning and Big Bottom Distilling. The Note and the accompanying guaranty restrict Craft Canning from incurring any new indebtedness, other than trade debt incurred in the ordinary course of business, until the Note is repaid in full. The obligations under the Note are subordinate and junior in right and priority of payment to the Company’s obligations under the Company’s Credit and Security Agreement with the KFK Children’s Trust dated May 10, 2018. The Note was paid in full in January 2020.	-	946
Promissory notes payable bearing interest between 2.99% - 3.14%. The notes have 60-month terms with maturity dates between February 2019 – June 2020. Principal and accrued interest are paid monthly. The notes are secured by the specific vehicle underlying the loan.	-	10
Total notes payable	5,523	5,413
Less current portion	(3,830)	(1,819)
Long-term portion of notes payable	$1,693	$3,594

The Company paid $0.1 million and $0.2 million in interest on its notes payable during the years ended December 31, 2020 and 2019, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

Maturities on notes payable as of December 31, 2020 were as follows:

(Dollars in thousands)
2021	$3,830
2022	1,370
2023	194
2024	129
$5,523

11. Secured Credit Facility

On January 15, 2020, the Company entered into a loan agreement (the “Loan Agreement”) between the Company which includes its wholly-owned subsidiaries MotherLode LLC, an Oregon limited liability company, Big Bottom Distilling, LLC, an Oregon limited liability company, Craft Canning + Bottling, LLC, an Oregon limited liability company, Redneck Riviera Whiskey Co., LLC, a Tennessee limited liability company, and Outlandish Beverages LLC, an Oregon limited liability company collectively, (the “Borrowers” and each a “Borrower”) and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Borrowers and to provide funding for general working capital purposes. Under the Loan Agreement, the Lender has committed to make up to two loan advances to the Borrowers in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base equal to 85% of the appraised value of the Borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by the Borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Loan”).

The Loan matures on January 14, 2021 and all amounts outstanding under the Loan will become due and payable. The Lender may at any time demand repayment of the Loan in whole or in part, in which case the Borrowers will be obligated to repay the Loan (or portion thereof for which repayment is demanded) within 30 days following the date of demand. The Borrowers may prepay the Loan, in whole or in part, at any time without penalty or premium.

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.4 million in interest during the year ended December 31, 2020. The balance of the Loan was $6.4 million as of December 31, 2020.

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

In connection with the Loan Agreement, the Company issued to the Lender a warrant to purchase up to 100,000 shares of the Company’s common stock at an initial exercise price of $3.94 per share (the “Warrant”). The Warrant expires on January 15, 2025. In connection with the issuance of the Warrant, the Company granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions. On June 3, 2020, the Company entered into a Modification Agreement with Live Oak that made changes to the Financial Reports and Other Data Section and restated Exhibit B.

On January 16, 2020, in connection with the Company’s consummation of the Loan Agreement, Eastside repaid in full and terminated the Secured Line of Credit Promissory Note that Eastside had issued to TQLA, LLC (“Holder”) on November 29, 2019 (the “TQLA Note”). Since Eastside repaid the TQLA Note in full prior to its maturity date, the Common Stock Purchase Warrant that Eastside had issued to Holder on November 29, 2019 is not be exercisable and is cancelled. No prepayment or early termination penalties were incurred by Eastside as a result of repaying the TQLA Note. In addition, Eastside repaid in full and terminated the $3.0 million credit and security agreement (the “Credit and Security Agreement”), by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee (the “Lender”). The Company paid $0.1 million in interest on the TQLA Note and the Credit and Security Agreement during the first quarter of 2020.

On May 13, 2020, Live Oak (the “Lender”) notified the Company that it was in technical default under certain covenants in a loan agreement, dated January 15, 2020, between the Company, Motherlode LLC, Big Bottom Distilling, LLC, Craft Canning + Bottling LLC, RRWC, Outlandish Beverages LLC, and Live Oak (the “Loan Agreement”). Those technical defaults included the failure to timely deliver information and its belief that the Company owed certain taxes and did not relate to any failure to pay amounts owing under the Loan Agreement. The Loan Agreement provides that upon an event of default, the Lender may, at its option, declare the entire loan to be immediately due and payable. Further, a default interest rate may apply on all obligations during the existence of an event of default at a per annum rate equal to 2.00% above the applicable interest rate. On June 3, 2020 the Company entered into a Second Modification to Loan Agreement (“Modification”) with the Lender agreeing to waive the technical defaults upon the satisfaction of certain conditions by September 30, 2020. The Company complied with these conditions and was compliant with the terms of the Loan Agreement and Modification as of December 31, 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

On May 10, 2018, the Company entered into a credit and security agreement (the “Credit and Security Agreement”), by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee (the “Lender”). Pursuant to the Credit and Security Agreement, the Lender will make loans to the Company in an aggregate principal amount not to exceed $3.0 million (the “Loans”). The Loans are secured by all of the Company’s bulk whiskey, bourbon and rye inventory held in third-party storage facilities (“Specified Inventory”). The Company may borrow 80% of the value of the Specified Inventory it is able to purchase under the Credit and Security Agreement.

The proceeds of the Loans are to be used by the Company to purchase the Specified Inventory for use in distilling and producing its spirits products, and for no other purpose.

The Loans have an annual interest rate of 7.00%. The Company will pay accrued and unpaid interest on the Loans, for the period commencing on the date each such Loan is made and continuing until each such Loan is paid in full. During 2019, The Company paid $0.2 million in interest on the Loans. The Company must pay the outstanding principal amount of the Loans in a one-time payment on the termination date of the Credit and Security Agreement (June 10, 2021), or earlier pursuant to other provisions thereof. The Company may prepay the Loans or any portion thereof at any time, and from time to time, without premium or penalty. As of December 31, 2019, the Company has borrowed the full $3.0 million available under the agreement. The Loans were paid in full on January 30, 2020.

The current market value of the Company’s bulk whiskey, bourbon and rye inventories must be at least 120% of the outstanding Loan balance. In addition, the Credit and Security Agreement contains other customary covenants including, among other things, certain restrictions on incurring indebtedness.

12. Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The provision (benefit) for income taxes for the years ended December 31, 2020 and 2019 were as follows, assuming a 21% federal effective tax rate. The Company also has a state tax rate for Oregon, of 6.6% for both December 31, 2020 and 2019.

The provision of income taxes for the years ended December 31, 2020 and 2019 were as follows:

(Dollars in thousands)	2020	2019
Expected federal income tax benefit	$(1,934)	$(3,390)
State income taxes after credits	(651)	(1,141)
Change in allowance	2,585	4,531
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities as of December 31 consisted of the following:

(Dollars in thousands)	2020	2019
Deferred tax assets
Net operating loss carryforwards	$15,731	$12,730
Stock-based compensation	887	808
Total deferred tax assets	16,618	13,538

Deferred tax liabilities:
Depreciation and amortization	(1,431)	(813)
Total deferred tax liabilities	(1,431)	(813)
Valuation Allowance	(15,310)	(12,725)
Net deferred tax assets	$-	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

As of December 31, 2020, the Company has a cumulative net operating loss carryforward (NOL) of approximately $47.6 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2034, and the state NOLs begin to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 (as amended, the Internal Revenue Code) and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

13. Commitments and Contingencies

Legal Matters

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District Court of Oregon against the Company.  Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials  The Company disputes the allegations and intends to defend the case vigorously.

The Company is not currently subject to any other material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

14. Net Loss per Common Share

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net loss per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no dilutive common shares as of December 31, 2020 and 2019.

15. Stockholder’s Equity

Issuance of Common Stock

During 2020, the Company issued 706,987 shares of common stock to directors, employees and consultants for stock-based compensation of $1.0 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.08 to $3.20 per share.

During 2019, the Company issued 291,099 shares of common stock to directors, employees and consultants for stock-based compensation of $1.7 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $3.68 to $6.13 per share.

In September 2019, the Company issued 280,555 units (the “Units”) in connection with a private offering at a per Unit price of $4.50 per share, resulting in net proceeds of $1.3 million. Each Unit consists of one share of Eastside’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

In April 2019, the Company issued 1,077 shares of common stock in connection with existing option exercises at an exercise price of $3.99.

On January 11, 2019, the Company issued 338,212 shares of common stock in connection with the acquisition of Craft Canning for a total consideration of $2.1 million.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2020, the number of shares available for grant under the 2016 Plan reset to 2,887,005 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of December 31, 2020, there were 134,514 options and 1,079,039 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

On January 29, 2015, our Board of Directors adopted the 2015 Stock Incentive Plan (the “2015 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the plan is 50,000 shares, subject to adjustment. As of December 31, 2020, no options under the Plan remain outstanding.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of December 31, 2020, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity at and for the years ended December 31, 2020 and 2019 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2018	895,858	$5.62
Options granted	79,000	5.01
Options exercised	(3,167)	4.04
Options canceled	(187,590)	4.61
Outstanding as of December 31, 2019	784,101	$5.65
Options granted	22,000	0.65
Options canceled	(671,587)	5.77
Outstanding as of December 31, 2020	134,514	$4.40

Exercisable as of December 31, 2020	88,222	$4.04

The aggregate intrinsic value of options outstanding as of December 31, 2020 was $0 million.

As of December 31, 2020, there were 46,292 unvested options with an aggregate grant date fair value of $0.1 million. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and five (5) years from the grant date. The aggregate intrinsic value of unvested options as of December 31, 2020 was $0 million. During the year ended December 31, 2020, 39,222 options vested.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

The Company did not issue any additional options during the year ended December 31, 2020.

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2020:

Risk-free interest rate	0.93%
Expected term (in years)	5.0
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2020 was $0.75. The aggregate grant date fair value of the 22,000 options granted during the year ended December 31, 2020 was $0 million.

For the years ended December 31, 2020 and 2019, net compensation expense related to stock options was $0.3 million and $0.8 million, respectively. As of December 31, 2020, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.35 years.

Warrants

During the year ended December 31, 2020, the Company issued an aggregate of 100,000 common stock in connection with the Secured Credit Facility from Live Oak. The estimated fair value of the warrants of $0.1 million was recorded as debt issuance cost and will be amortized to interest expense over the maturity period of the secured credit facility, with $0.1 million recorded the year ended December 31, 2020. Warrants issued to three shareholders during 2017 and 2018 vest quarterly for three years and resulted in $0 worth of amortization expense for the year ended December 31, 2020.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

No warrants were exercised during the year ended December 31, 2020.

A summary of activity in warrants was as follows:

	Warrants	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2019	736,559	1.2	$6.95	$-
Granted	100,000	4.8	3.94	-
Exercised	-	-	-	-
Forfeited and cancelled	(596,281)	0.5	7.31	-
Outstanding as of December 31, 2020	240,278	3.2	$4.85	$-

16. Related Party Transactions

The following is a description of transactions since January 1, 2019 as to which the amount involved exceeds the lesser of $0.1 million or one percent (1%) of the average of total assets at year-end for the last two completed fiscal years which was $0.3 million and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

On June 11, 2019, the Company’s Board appointed Owen Lingley to the Board to fill an existing vacancy on the Board effective immediately. Owen Lingley is the founder of Craft Canning, LLC, which was acquired by the Company on January 11, 2019 and subsequently changed its name to Craft Canning + Bottling LLC. In connection with the acquisition of Craft Canning, Mr. Lingley received $1.8 million in cash, 338,212 shares of common stock of the Company and a promissory note in the aggregate principal amount of $0.7 million which bears interest at a rate of 5% per annum and matures on January 11, 2022. The shares acquired by Mr. Lingley in connection with the acquisition of Craft Canning are subject to a one-year lock-up restriction and have “piggyback” registration rights effective after the one-year lock-up. Mr. Lingley resigned from the Board on November 18, 2019.

In addition, the Company also issued to Mr. Lingley a warrant to purchase 146,262 shares of common stock of the Company at $7.80 per share and an exercise period of three years. The shares of common stock issuable upon exercise of the warrant will be subject to the same “piggyback” registration rights as the shares received in connection with the acquisition of Craft Canning, described above.

Following the acquisition of Craft Canning, Mr. Lingley became non-executive Chairman of Craft Canning and is party to a consulting agreement with the Company. Under his consulting agreement with the Company, Mr. Lingley receives annual cash compensation of $0.1 million per year. Mr. Lingley resigned as non-executive Chairman of Craft Canning in January 2020, and under the terms of his consulting agreement 146,262 warrants were cancelled.

On October 24, 2019, the Company’s Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Stephanie Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect. In connection with the acquisition of Azuñia Tequila from Intersect, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the asset purchase agreement. Subject to compliance with applicable Nasdaq rules, aggregate initial consideration will be payable approximately 18 months following the closing and will consist of 850,000 shares of Company common stock at a stipulated value of $6.00 per share, 350,000 shares of Company common stock based on the Company’s stock price twelve months after the close of the transaction, and additional shares based on the Azuñia business achieving certain revenue targets and the Company’s stock price 18 months after the close of the transaction. The Company has also agreed to issue additional stock consideration (subject to compliance with applicable Nasdaq rules) of up to $1.5 million upon the Azuñia business achieving revenue of at least $9.45 million in the period commencing on the 13th month following the closing and ending on the 24th month following the closing.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

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

Effective November 29, 2019, the Company issued to TQLA, a California limited liability company (“Holder”), a Secured Line of Credit Promissory Note (the “Note”) for a revolving line of credit in the aggregate principal amount of $2.0 million. The Note matures on April 15, 2020 and may be prepaid in whole or in part at any time without penalty or premium. Repayment of the Note is subject to acceleration in the event of an event of default. The Company may use the proceeds to purchase tequila for its Azuñia product line and for general corporate purposes, as approved by the Holder. As of December 31, 2019, the Company has borrowed $1.0 million on the Note. Stephanie Kilkenny, a director of the Company, owns and controls TQLA with her spouse. The Company’s Audit Committee approved the transaction. The Note was paid in full in January 2020.

In August 2020, the Company entered into discussions with Intersect and TQLA to address potential changes to the deferred consideration for the Azuñia acquisition and received a deposit of $0.3 million in cash. In November 2020, Intersect and TQLA sent the Company a second deposit bringing the total outstanding amount deposited to $0.7 million. Subsequent to December 31, 2020, the full deposit of $0.7 million was repaid.

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

17. Subsequent Events

Nasdaq compliance

On August 20, 2020, Nasdaq notified the Company that it no longer complied with Nasdaq Listing Rule 5550(b)(1) because its reported stockholder’s equity of $2.4 million as of June 30, 2020 was below the minimum stockholder’s equity of $2.5 million set forth in the Nasdaq Listing Rule by $0.1 million. The Company believes it has regained compliance with Nasdaq’s stockholders’ equity requirement based upon the specific transactions and events following December 31, 2020. Nasdaq will continue to monitor the Company’s ongoing compliance with the stockholders’ equity requirement and, if at the time of its next periodic report if the Company does not evidence compliance, the Company may be subject to delisting. The events that have enabled the Company to regain compliance with this regulation are as follows:

●	On January 29, 2021, the SBA notified the Company that it approved the Company’s request for full forgiveness of the PPP note payable in the principal amount of $1.4 million. As a result of the SBA’s decision to approve the Company’s request for forgiveness, the SBA paid the entire outstanding balance of the PPP loan, which is now considered paid in full and has resulted in an increase in stockholders’ equity of $1.4 million.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2020 and 2019

●	On February 2, 2021, RRWC entered into a Termination and Inventory Purchase Agreement (the “Termination Agreement”) with RSG, pursuant to which, on February 5, 2021, RRWC sold all of its inventory of Redneck Riviera, Granny Rich, and Howdy Dew distilled spirits products, including finished goods, raw materials, and barrel inventory, as well as all assignable certificates of label approval/exemption, branding, permits, and registrations relating thereto, for $4.7 million. In addition, Eastside terminated its Amended and Restated License Agreement (the “License Agreement”) dated May 31, 2018 by and among Eastside, RRWC, Rich Marks, LLC, and John D. Rich TISA Trust U/A/D March 27, 2018, Dwight P. Miles, Trustee in exchange for $3.0 million. In connection with the Termination Agreement, the Company entered into a Supplier Agreement dated as of February 2, 2021 with RSG, pursuant to which the Company will produce certain products and perform specified services for RSG for a six (6) month period on the terms and conditions set forth in the Supplier Agreement. The Company did not incur any penalties as a result of the termination of the License Agreement.

●	On February 10, 2021, the Company issued 1.2 million shares of its common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between the Company and Intersect in respect of the Azuñia Tequila acquisition. The Shares constitute the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement. The Company offered and sold the Shares pursuant to an effective shelf registration statement on Form S-3, which was initially filed with the Securities and Exchange Commission (the “SEC”) on August 17, 2018 and declared effective by the SEC on August 29, 2018 (File No. 333-226912), and the base prospectus dated as of August 17, 2018 contained therein.

Extension of term and reductions in debt

●	On January 8, 2021, the Company entered into an amendment to that certain loan agreement (the “Loan Agreement”) with Live Oak to extend the maturity date to April 13, 2021. All other material terms of the Loan Agreement remain unchanged.

●	On February 5, 2021, the Company repaid $3.4 million of the secured credit facility with Live Oak, reducing the principal balance to $3.0 million at that date.

●	On February 5, 2021, the Company repaid other liabilities due to Intersect and TQLA in an amount of $0.7 million.

Other

●	On January 22, 2021, the Company was notified by the Alcohol and Tobacco Tax and Trade Bureau (TTB) that it will conduct a tax review of Motherlode, LLC, Eastside Distilling, Inc and Big Bottom Distilling, LLC for the period January 2019 to present. The purpose of the examination is to determine whether the distilled spirits plant is in compliance with certain applicable federal laws and regulations relating to the production and payment of excise tax of distilled spirits, and review internal controls and systems, and records examination. In connection with the examination, the Company recorded $0.1 million of additional excise taxes as of December 31, 2020.

●	On January 19, 2021, the Company issued 47,292 shares of common stock under the 2016 Plan to directors for stock-based compensation of $0.1 million. The shares were valued using the closing share price of the Company’s common stock on the date of the grant of $1.50 per share.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2020.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2020 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on this evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2020.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2020 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Our Board of Directors has adopted a Code of Conduct and Ethics, which is available on our website (https://www.eastsidedistilling.com/corporate-governance). We intend to satisfy the disclosure requirement under Item 5.05 of Form 8-K regarding amendment to, or waiver from, a provision of our Code of Conduct by posting such information on the website address and location specified above.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2021 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2020.

PART IV

Item 15. EXHIBITS

(a)(1)	Financial Statements
The following documents are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2020 and 2019
Consolidated Statements of Operations for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2020 and 2019
Consolidated Statements of Cash Flows for the Years Ended December 31, 2020 and 2019
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
(a)(3)	Exhibits
See Index to Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.
4.1	Common Stock Purchase Warrant with Live Oak Banking Company, filed as exhibit 4.7 to the Registrant’s Annual Report on Form 10-k, filed on March 30, 2020 and incorporated by reference herein.
10.1+	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.5+	Employment Agreement dated October 5, 2015 between Steven Shum and the Registrant, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K dated October 1, 2015 and filed on October 6, 2015 and incorporated by reference herein.
10.6+	First Amendment to Employment Agreement dated November 4, 2016 between Steven Shum and the Registrant, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K dated November 4, 2016 and filed on November 10, 2016 and incorporated by reference herein.
10.7+	Employment Agreement dated February 27, 2015 between Melissa Heim and the Registrant, filed as Exhibit 10.7 to the Registrant’s 2017 Registration Statement, filed on February 1, 2017 and incorporated by reference herein.

10.8	Lease Agreement dated February 1st, 2017 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.8 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.9	Lease Amendment dated October 30, 2018 between NW Flex Space LLC and the Registrant, filed as Exhibit 10.9 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.10	Lease Agreement dated September 21, 2017 between Eastbank Commerce Center, LLC and the Registrant, filed as Exhibit 10.10 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.18	Amended and Restated Redneck Riviera License Agreement dated May 31, 2018, filed as Exhibit 10.2 to the Registrant’s Quarterly Report on Form 10-Q, filed on August 13, 2018 and incorporated by reference herein. **
10.19	First Amendment to the Amended and Restated License Agreement with Rich Marks, LLC filed as Exhibit 10.19 on the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.***
10.20	Form of Eastside Distilling, Inc. 5% Promissory Note dated March 2018, filed as Exhibit 10.19 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.23	Merger Agreement, dated January 11, 2019 between the Registrant, Craft Acquisition Co LLC, Craft Canning LLC, Owen Lingley, and the other parties thereto, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K, filed on January 14, 2019 and incorporated by reference herein.
10.24+	Amended and Restated Employment Agreement with Robert Manfredonia, filed as Exhibit 10.23 to the Registrant’s Annual Report on Form 10-K, filed on March 28, 2019 and incorporated by reference herein.
10.25+	Executive Chairperson Agreement, dated May 10, 2019, between the Company and Grover Wickersham, filed as Exhibit 10.2 to the Company’s Quarterly Report on Form 10-Q filed on May 13, 2019.
10.26	Asset Purchase Agreement, dated September 12, 2019, between Eastside Distilling, Inc. and Intersect Beverage, LLC, filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on September 16, 2019 and incorporated by reference herein.
10.27	Form of Subscription Agreement, dated September 16, 2019, for the purchase of Units from Eastside Distilling, Inc filed as Exhibit 10.1 to the Registrant’s Quarterly Report on Form 10-Q, filed on November 12, 2019 and incorporated by reference herein.
10.28+	Executive Employment Agreement dated November 12, 2019 between Lawrence Firestone and the Company, filed as Exhibit 10.28 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.29	Secured Line of Credit Promissory Note dated November 29, 2019 between the Company and TQLA, LLC., filed as Exhibit 10.29 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.30	Factoring and Security Agreement dated December 4, 2019 ENGS Commercial Capital, LLC, filed as Exhibit 10.30 to the Registrant’s Annual Report on Form 10-K, filed on March 20, 2020 and incorporated by reference herein.
10.31	Loan Agreement dated January 15, 2020 between the Company, the other borrowers party thereto, and Live Oak Bank Company, filed as Exhibit 10.31 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.32	Exclusive Purchase Agreement dated August 16, 2019 between Agaveros Unidos de Amatitan, SA. de CV. and Intersect Beverages, LLC., filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.33	Assignment, Assumption and Consent Agreement dated September 2019 between the Company, Intersect Beverages, LLC and Agaveros Unidos de Amatitan, SA. de CV., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form10-K, filed on March 30, 2020 and incorporated by reference herein.
10.34+	CFO Consulting Agreement dated March 2, 2020 between the Company and Glenn Stuart Schreiner DBA GSS Consulting, LLC., filed as Exhibit 10.34 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.35	Promissory Note, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.1 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.
10.36	Loan Agreement, dated April 15, 2020, by and between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.2 to the Registrant’s Current Report on Form 8-K filed on April 17th, 2020.

10.37	Promissory Note, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.3 to the Registrant’s Current Report on Form 8-K filed on April 17, 2020.
10.38	Loan Agreement, dated April 13, 2020, by and between Craft Canning + Bottling, LLC and Live Oak Banking Company, filed as Exhibit 10.4 to the Registrant’s Current Report on Form 8-K filed on April 17, 2020.
10.39	General Mutual Release, dated April 24, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 30, 2020.
10.40	Letter Agreement, dated June 5, 2020, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
10.41+	Executive Employment Agreement dated June 5, 2020 between Geoffrey Gwin and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
10.42	Executive Separation Agreement, dated June 25, 2020, between Eastside and Lawrence Firestone, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on September 30, 2020.
10.43+	Executive Employment Agreement, dated July 7, 2020, between Eastside and Paul Block, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 10, 2020.
10.44	Second Modification to Loan Agreement, dated June 3, 2020 between Eastside Distilling, Inc. and Live Oak Banking Company, filed as Exhibit 10.44 to the Company’s Quarterly Report on Form 10-Q filed on August 13, 2020.
10.45	Separation Agreement and General Release dated July 21, 2020 between Eastside and Melissa Heim.
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.
**	Confidential status has been requested for certain portions of this exhibit pursuant to a Confidential Treatment Request filed April 2, 2017. Such provisions have been separately filed with the Commission.
***	Certain confidential portions were omitted as identified therein because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.
+	Indicates a management contract or compensatory plan.

Item 16. FORM 10-K SUMMARY

None.

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

Signatures	Title	Date

/s/ Paul Block	Chief Executive Officer,	March 31, 2021
Paul Block	and Director
(Principal Executive Officer)

/s/ Geoffrey Gwin	Chief Financial Officer	March 31, 2021
Geoffrey Gwin	(Principal Financial and Accounting Officer)

/s/ Robert Grammen	Director	March 31, 2021
Robert Grammen

/s/ Stephanie Kilkenny	Director	March 31, 2021
Stephanie Kilkenny

/s/ Eric Finnsson	Director	March 31, 2021
Eric Finnsson

/s/ Elizabeth Levy-Navarro	Director	March 31, 2021
Elizabeth Levy-Navarro

