Form 10-K/A
period 2020-12-31
Eastside Distilling, Inc.
filed 2021-04-30
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 001-38182

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes [X] No [  ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes [X] No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

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

Documents Incorporated by Reference: None.

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2020 originally filed on March 31, 2021 (the “Original Filing”) by Eastside Distilling, Inc., a Nevada corporation (“Eastside,” “EAST,” the” Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2020. The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing are hereby deleted. In addition, Item 15 of Part IV is being amended solely to include currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and we have not updated the disclosures contained therein to reflect any events which occurred at a date subsequent to the filing of the Original Filing. Accordingly, this Amendment should be read in conjunction with our Original Filing and our other filings made with the SEC subsequent to the filing of the Form 10-K.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 31, 2021:

Name	Age	Position
Eric Finnsson (1)(2)(3)	59	Director
Robert Grammen (1)(2)(3)	66	Director
Stephanie Kilkenny	49	Director
Elizabeth Levy-Navarro (1)(2)(3)	58	Director
Paul Block	64	Chief Executive Officer and Director
Geoffrey Gwin	53	Chief Financial Officer

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

Executive Officers

Paul Block was appointed as our Chief Executive Officer as of July 1, 2020 and has served as a director since April 2020 and currently serves as Chairman of the Board. Mr. Block also currently serves as a member of the board of directors of GLG Life Tech Corporation, a producer of zero calorie natural sweeteners, and served as president of GLG Life Tech Corporation from January 2019 to June 2020. Prior to GLG Life Tech Corporation, Mr. Block held numerous positions as a consumer goods executive, including as chief executive officer and member of the board of directors of SVP Worldwide, a consumer sewing machine company, as chief executive officer and member of the board of directors of Merisant Worldwide, the maker of the Equal Sweetener brand, and as chief executive officer of Sara Lee Retail Coffee & Tea USA, a retail coffee company. He also held various marketing and brand management positions with Allied Domecq PLC, Groupe Danone, Guinness and Miller Brewing Company earlier in his career. Mr. Block received his Bachelor of Science from Kent State University and participated in the Kellogg School of Management’s Advanced Executive Program for General Management.

Geoffrey Gwin was appointed Chief Financial Officer as of June 15, 2020. Mr. Gwin previously served as a member of the board of directors from August 2019 through June 2020. Mr. Gwin was a Member of Quad Capital Management Advisors, LLC and the Managing Member of Group G Capital Partners, LLC. Mr. Gwin is a Board Observer of SMArtX Advisory Solutions, Inc., a private company offering technology solutions to wealth advisors, RIA’s and other financial services firms. Mr. Gwin formed Group G Capital Partners, LLC in 2003 and has continuously managed its related strategies as its Chief Investment Officer. Mr. Gwin has held positions at Symphony Asset Management, BHF-BANK Aktiengesellschaft, and Citibank, Inc. over the last two decades. Mr. Gwin holds a Bachelor of Science in Business from Wake Forest University and is a Charter Financial Analyst.

Non-Employee Directors

Eric Finnsson was appointed to our Board of Directors on July 30, 2020. Since March 2019, Mr. Finnsson has served as chief financial officer of GLG Life Tech Corporation, a producer of zero calorie natural sweeteners. Prior to joining GLG Life Tech Corporation, Mr. Finnsson worked as an independent consultant, offering finance and business consulting services to start-ups and individuals investing in China. Mr. Finnsson worked for KPMG for over 25 years in Canada, Europe and China, including three years specializing in Global Risk Management in KPMG’s International Headquarters. During his time with KPMG in China, Mr. Finnsson specialized in auditing and advising large multinational groups in the food and beverages sector. Mr. Finnsson graduated from The University of British Columbia in 1987 with a major in Economics and received his designation as a Canadian Chartered Accountant in 1990.

Robert Grammen was appointed to our Board of Directors on June 15, 2020. Mr. Grammen currently serves as a managing director of EFO Management, LLC, a family investment office, where he is responsible for the origination, analysis, structure and execution of direct debt and equity investments, across a wide range of asset classes that include IT, healthcare, hospitality, spirits and real estate. Prior to joining EFO Management, LLC in 1999, Mr. Grammen served as a vice president of International Trading Group, focusing on the purchase, restructure, and sale of distressed municipal bond debt. Mr. Grammen received his Bachelor of Arts in Economics from Bethany College, Bethany, West Virginia.

Stephanie Kilkenny was appointed to our Board of Directors on October 24, 2019. Ms. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. Ms. Kilkenny holds a BS Psychology from Ursinus College in Pennsylvania and relocated to California immediately upon earning her degree. She began her post-college career in Client Services at the corporate offices of Mail Boxes Etc. and as an Operations Manager at the corporate offices of Insurance Express Services. After a few years in the corporate world, Ms. Kilkenny returned to the classroom to study photography and acquire an AA Interior Design from Mesa College, and then she opened her own photography and design firm, Adair Interiors, LLC. Stephanie currently serves as Board President of the Lucky Duck Foundation, a non-profit organization that has raised over $10 million dollars for various charitable organizations since Ms. Killkenny and her husband Patrick founded it in 2005. In 2017, The Lucky Duck Foundation narrowed its focus to alleviating the suffering of San Diego County’s homeless population. Their annual Swing & Soiree event has raised over $1 million dollars per year for the past 5 years.

Elizabeth Levy-Navarro was appointed to our Board of Directors on March 22, 2021. Ms. Levy-Navarro co-founded and was Chief Executive Officer of Orrington Strategies, a management consulting firm, helping consumer products and financial services executives grow their businesses and brands, from 2002 to 2017. Since 2018, she has been a corporate advisor with Summit Strategy Advisors. From 1993 to 2002, Ms. Levy-Navarro served as Practice Leader and Operating Committee Member for The Cambridge Group. Ms. Levy-Navarro led her practice helping corporate executives develop and implement business growth strategies. Ms. Levy-Navarro also serves on the Wilshire Mutual Funds Board, as its Valuation Committee Chair, and on its Audit, Nominating, and Investment Committees. She also serves on the AIG US Life Company Board, including on its Corporate Affairs (Audit) Committee. Ms. Levy-Navarro earned her MBA in Finance from The Wharton School, University of Pennsylvania, and holds a BBA in Marketing from University of Michigan.

Involvement in Certain Legal Proceedings

None of our directors or executive officers has, during the past ten years:

●	has had any bankruptcy petition filed by or against any business of which he was a general partner or executive officer, either at the time of the bankruptcy or within two years prior to that time;

●	been convicted in a criminal proceeding or been subject to a pending criminal proceeding (excluding traffic violations and other minor offences);

●	been subject to any order, judgment, or decree, not subsequently reversed, suspended, or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining, barring, suspending, or otherwise limiting his involvement in any type of business, securities, futures, commodities, or banking activities;

●	been found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and the judgment has not been reversed, suspended, or vacated; or

●	been subject or a party to or any other event requiring disclosure under Item 401(f) of Regulation S-K.

Family Relationships

None.

Board Committees

In September 2016, our Board of Directors established the following standing committees: an audit committee, a compensation committee, and a nominating and corporate governance committee. The Board of Directors determined that establishing standing audit, compensation, and nominating and corporate governance committees is an important element of sound corporate governance.

Audit Committee

Our audit committee oversees the engagement of our independent public accountants, reviews our audited financial statements, meets with our independent public accountants to review internal controls and reviews our financial plans. Our audit committee currently consists of Eric Finnsson, who is the chair of the committee, Robert Grammen, and Elizabeth Levy-Navarro. Each of Messrs. Finnsson and Grammen and Ms. Levy-Navarro have been determined by our Board of Directors to be independent in accordance with Nasdaq and SEC standards. Our Board of Directors has also designated Mr. Finnsson as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that Mr. Finnsson possesses the requisite “financial sophistication” under applicable Nasdaq rules. The audit committee operates under a written charter which is available on our website at https://www.eastsidedistilling.com/investors. Both our independent registered accounting firm and internal financial personnel will regularly meet with our audit committee and have unrestricted access to the audit committee. Each member of the audit committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the audit committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

Compensation Committee

Our compensation committee reviews and recommends policies, practices and procedures relating to compensation for our directors, officers and other employees and advising and consulting with our officers regarding managerial personnel and development. Our compensation committee currently consists of Elizabeth Levy-Navarro, who is the chair of the committee, Eric Finnsson, and Robert Grammen, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee evaluates the composition, size and governance of our Board of Directors and its committees, evaluating and recommending candidates for election to our Board of Directors, establishing a policy for considering stockholder nominees and reviewing our corporate governance principles and providing recommendations to the Board of Directors. Our nominating committee currently consists of Robert Grammen, who is the chair of the committee, Eric Finnsson, and Elizabeth Levy-Navarro, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. The nominating committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Director Nomination Process

The nominating committee identifies director nominees by first considering those current members of the Board of Directors who are willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of the skills and experiences of the current members and the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective or skills and experiences. If any member of the Board of Directors does not wish to continue in service, if the nominating committee or the Board of Directors decides not to re-nominate a member for reelection, if the nominating committee or the Board of Directors decided to fill a director position that is currently vacant, or if the nominating committee or the Board of Directors decides to recommend that the size of the Board of Directors be increased, the nominating committee identifies the desired skills needed by the board and will evaluate the experience of a new nominee in light of the criteria described above. Current members of the Board of Directors and management are polled for suggestions as to individuals meeting the Board of Directors’ criteria. Research may also be performed to identify qualified individuals and, if appropriate, the nominating committee may engage a search firm. Nominees for director are selected by a majority of the members of the Board of Directors, with any current directors who may be nominees themselves abstaining from any vote relating to their own nomination. We anticipate that all of our directors will participate in the consideration of the director nominees for election at the Company’s upcoming annual meeting. Although the nominating committee and the Board of Directors do not have a formal diversity policy, the Board of Directors expects that the nominating committee will consider such factors as it deems appropriate to develop a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the nominating committee include judgment, knowledge, skill, diversity (including factors such as race, gender, and experience), integrity, experience with businesses and other organizations of comparable size, including experience in the spirits industry, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other board members, familiarity with national and international business matters, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors.

In addition, directors are expected to be able to exercise their best business judgment when acting on behalf of us and all stockholders, act ethically at all times, and adhere to the applicable provisions of our Code of Business Conduct and Ethics. Other than consideration of the foregoing and applicable SEC and Nasdaq requirements, unless determined otherwise by the nominating committee, there are no stated minimum criteria, qualities, or skills for director nominees. However, the nominating committee may also consider such other factors as it may deem are in the best interests of us and all stockholders. In addition, at least one member of the Board of Directors serving on the audit committee should meet the criteria for an “audit committee financial expert” having the requisite “financial sophistication” under applicable Nasdaq and SEC rules, and a majority of the members of the Board of Directors should meet the definition of “independent director” under applicable Nasdaq rules.

The nominating committee and the Board of Directors may consider suggestions for persons to be nominated for director that are submitted by stockholders. The nominating committee will evaluate stockholder suggestions for director nominees in the same manner as it evaluates suggestions for director nominees made by management, then-current directors, or other appropriate sources. Stockholders suggesting persons as director nominees should send information about a proposed nominee to our Secretary at our principal executive offices as referenced above at least 90 days before the anniversary of the prior year’s annual stockholder meeting. This information should be in writing and should include a signed statement by the proposed nominee that he or she is willing to serve as a director of Eastside Distilling, Inc., a description of the proposed nominee’s relationship to the stockholder and any information that the stockholder feels will fully inform the Board of Directors about the proposed nominee and his or her qualifications. The Board of Directors may request further information from the proposed nominee and the stockholder making the recommendation. In addition, a stockholder may nominate one or more persons for election as a director at our annual meeting of stockholders.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Requests may be directed to our principal executive offices at 8911 NE Marx Drive, Suite A2, Portland, Oregon 97220. Also, a copy of our Code of Business Conduct and Ethics is available on our website. We will disclose, on our website, any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics enumerated in applicable rules of the SEC.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for services rendered during the fiscal years ended December 31, 2020, and 2019.

Name and Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Paul Block	2020	174,777	(1)	87,388	(2)	100,000	(3)	60,000	(4)	422,165
Chief Executive Officer (Since July 1, 2020), Director	2019	-		-		-		-		-

Geoffrey Gwin	2020	51,923		35,000	(5)	150,000	(6)	62,989	(7)	299,912
Chief Financial Officer, Director (Since June 15, 2020)	2019	-		-		-		-		-

Lawrence Firestone	2020	132,692		25,000		132,735	(8)	123,376	(9)	413,803
Chief Executive Officer, Director (Until June 30, 2020)	2019	28,846		-		-		-		28,846

Grover T. Wickersham	2020	-		-		-		-		-
Chief Executive Officer, Director (Until May 10, 2019)	2019	57,692		150,000		-		-		207,692

Robert Manfredonia	2020	86,538		61,154		75,000	(10)	-		222,692
President (Until July 17, 2020)	2019	150,000		50,000		150,514	(11)			350,514

Steve Shum	2020	-		-		-		-		-
Interim Chief Executive Officer (May 2019-November 2019) and Chief Financial Officer, (Until November 2019)	2019	152,885		142,115		111,700	(12)	-		406,700

Melissa Heim	2020	45,115		-		-		-		45,115
Executive V.P. Operations and Master Distiller (Until July 17, 2020)	2019	102,000		-		-		-		102,000

(1)	Mr. Block’s salary in 2020 was paid in all stock. The amount reflects the aggregate grant date fair value of 125,000 shares calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(2)	Mr. Block’s bonus in 2020 was paid in all stock. The amount reflects the aggregate grant date fair value of 62,500 shares calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(3)

Mr. Block received a grant of the equivalent of $100,000 of RSUs, one-half (1/2) of which will be earned and vested on each of March 31, 2021 and June 30, 2021, if Mr. Block remains employed on the applicable vesting date.

(4)	Mr. Block received $60,000 in director fees for 2020.
(5)	Mr. Gwin received a bonus of $35,000, $17,500 of which was paid in cash and $17,500 was paid in 16,204 shares of stock, calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(6)	Mr. Gwin received a grant of the equivalent of $150,000 of RSUs, one-quarter of which will be earned and vested on each of September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, if Mr. Gwin remains employed on the applicable vesting date. Subsequent to December 31, 2020, $56,250 of unvested RSU’s were rescinded by mutual agreement.
(7)	Mr. Gwin received $62,989 in director fees for 2020, which he elected to receive in 40,246 restricted stock units in lieu of cash, calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(8)	Amounts reflect the aggregate grant date fair value of 92,954 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant without regard to forfeitures.
(9)	Mr. Firestone continued to receive his annual cash base salary of $250,000 in installments in accordance with and under the regular payroll schedule of Eastside until December 31, 2020, pursuant to his separation agreement.
(10)	Amounts reflect the aggregate grant date fair value of 53,268 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant without regard to forfeitures.
(11)	Amounts reflect the aggregate grant date fair value of 27,461 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant without regard to forfeitures.
(12)	Amounts reflect the aggregate grant date fair value of 20,000 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant without regard to forfeitures.

Employment Agreements

The Company has agreements with certain named executive officers, which include provisions regarding post-termination compensation. The Company does not have a formal severance policy or plan applicable to the executive officers as a group. The following summaries of the employment agreements are qualified in their entirety by reference to the text of the employment agreements, as amended, which have been previously filed in our prior SEC reports.

Employment Agreement with Paul Block

In connection with Mr. Block’s appointment as Chief Executive Officer, Mr. Block entered into an executive employment agreement with the Company on July 7, 2020, effective July 1, 2020 (the “Employment Agreement”). Under the Employment Agreement, Mr. Block will be paid in all stock of 31,250 shares per month from July 1, 2020 through December 31, 2020, which includes a 2020 bonus equal to 50% of his salary during the six-month period. Beginning January 1, 2021, the Company will pay Mr. Block an annual base salary of $350,000, which will increase to $375,000 on January 1, 2022 if Company revenue exceeds $20 million in 2021 and will increase to $400,000 on January 1, 2023 if Company revenue exceeds $30 million in 2022.

The Company will also request that the Compensation Committee of the Board of Directors approve the following grants of restricted stock units (“RSUs”) to Mr. Block: (i) on or after July 1, 2020, the equivalent of $100,000 in RSUs, one-half (1/2) of which will vest on each of March 31, 2021 and June 30, 2021; (ii) on or after January 1, 2021, the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2021 and ending December 31, 2023; (iii) on or after January 1, 2022, the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2022 and ending December 31, 2024; and (iv) on or after January 1, 2023, the equivalent of $100,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2023 and ending December 31, 2025.

Further, Mr. Block will be eligible to receive a target incentive payment of 100% of his annual base salary beginning in 2021. Actual payments will be determined based on a combination of the Company’s results and individual performance against the applicable performance goals established by the Compensation Committee of the Board of Directors. Mr. Block will also receive other benefits that are generally available to other executive officers of the Company and will be entitled to certain severance benefits if he is terminated without cause, or resigns for good reason (in each case, as defined in the Employment Agreement), including, among other things, twelve (12) months of the Executive’s then-current annual base salary (which will be deemed $350,000 during 2020) and the continued vesting of RSUs for a period of 12 months after the date of termination.

Employment Agreement with Geoffrey Gwin

On June 15, 2020 the Company entered into an Executive Employment Agreement with Mr. Gwin. The agreement terminates on June 15, 2021.

Under the Employment Agreement, Mr. Gwin will initially receive an annual base salary of $250,000, with $100,000 in cash and $150,000 in RSUs. Twenty-five percent (25%) of the award will vest on each of March 31, June 30 and September 30 and December 31 of each year this contract is in effect, beginning September 30, 2020. Mr. Gwin will also be eligible to receive a target incentive payment of 100% of his annual base salary beginning in 2020, paid 50% in RSUs and 50% in cash. Actual payments will be determined based on a combination of the Company’s results and individual performance against the applicable performance goals established by the Compensation Committee of the Board. Mr. Gwin will also receive (i) a signing bonus of $35,000, 50% in cash and 50% in fully vested stock of the Company, and (ii) other benefits that are generally available to other executive officers of the Company. Mr. Gwin will be entitled to certain severance benefits if he is terminated without cause, or resigns for good reason (in each case, as defined in the Employment Agreement), including, among other things, the remainder of the annual base salary remaining under the employment term and one year of continued vesting of RSUs. Effective February 4, 2021, Mr. Gwin and the Company entered into a First Amendment to Employment Agreement (the “First Amendment”), pursuant to which (i) the Company agreed to pay his entire base salary in cash following the transactions contemplated by that Termination and Inventory Purchase Agreement (the “Termination Agreement”) dated as of February 2, 2021 with Redneck Spirits Group LLC, and (ii) $56,250 of unvested RSUs were rescinded.

Employment Agreement with Melissa Heim

On February 27, 2015, the Company entered into an employment agreement with Melissa Heim. The agreement was terminated on July 17, 2020, when Ms. Heim left her position.

The Company subsequently entered into a Separation Agreement and General Release with Ms. Heim dated July 21, 2020. The Separation Agreement provides that Ms. Heim will receive all unpaid wages through July 17, 2020, payment in the amount of $62,769 as severance and a cash separation benefit of $15,000. The Separation Agreement also contains releases of claims.

The agreement contained the following provisions among other customary terms: (i) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with her employment; (ii) paid vacation leave; (iii) medical, dental and life insurance benefits and (iv) 36-month non-compete/non-solicitation terms; (v) Ms. Heim is not entitled to increased severance in connection with a change of control.

Employment Agreement with Robert Manfredonia

Effective December 6, 2018, the Company entered into an Amended and Restated Employment Agreement with Mr. Manfredonia. The agreement was terminated when Mr. Manfredonia resigned as President of Eastside, effective July 17, 2020.

The agreement contained the following provisions among others: (i) is for an initial term ending on December 5, 2021 and provide for an annual base salary during the term of the agreement of $150,000,(ii) eligible to receive a bonus of $100,000 per annum, which would be subject to Company results and individual performance, (iii) the Company will recommend to the compensation committee that it grant Mr. Manfredonia $37,500 worth of restricted stock units within the first 5 days of the completion of each quarter, (iv) each award will be immediately vested and will be subject to the terms and conditions of the 2016 Equity Incentive Plan, (v) Mr. Manfredonia may be eligible to receive stock option grants pursuant to the 2016 Equity Incentive Plan, subject to the discretion of compensation committee,(vi) reimbursement for all reasonable travel and other out-of-pocket expenses incurred in connection with his employment, along with a $500 per month car allowance; (vii) benefits and perquisites available to other senior executives of the Company; and (viii) a severance payment upon termination without cause.

Employment Agreement with Lawrence Firestone

On November 13, 2019, the Company entered into an employment agreement with Mr. Firestone. The agreement terminates on December 31, 2020. Under the Employment Agreement, Mr. Firestone will initially receive an annual base salary of $250,000 in cash. The Company will also grant Mr. Firestone the equivalent of $100,000 of restricted stock units (“RSUs”), based on the Company’s customary determination of the applicable stock price at the time of grant. Twenty-five percent (25%) of the award will vest on each of March 31, June 30, and September 30, 2020 and the first anniversary of the effective date of the Employment Agreement. Mr. Firestone will also be eligible to receive a target incentive payment of 100% of his annual base salary beginning in 2020, paid 50% in RSUs and 50% in cash. Actual payments will be determined based on a combination of the Company’s results and individual performance against the applicable performance goals established by the Compensation Committee of the Board. Mr. Firestone will also receive (i) a signing bonus of $50,000, which he may elect to receive up to 50% in cash and 50% in fully vested stock of the Company, and (ii) other benefits that are generally available to other executive officers of the Company. Mr. Firestone will be entitled to certain severance benefits if he is terminated without cause, or resigns for good reason (in each case, as defined in the Employment Agreement), including, among other things, one year of annual base salary, one year of continued health benefits coverage and one year of continued vesting of RSUs.

On June 25, 2020, the Company and Lawrence Firestone entered into an executive separation agreement, dated June 25, 2020 (the “Separation Agreement”), pursuant to which Mr. Firestone will transition his relationship as our Chief Executive Officer. The Separation Agreement provides that Mr. Firestone will resign as CEO upon the appointment of a successor, which will be Mr. Block. He will also assist and cooperate with Eastside, as needed, with any transfer of duties and further assist and act as a consultant or advisor to Eastside with any ongoing questions or issues or matters which may arise through December 31, 2020.

Further, the Separation Agreement provides that Mr. Firestone will (a) continue to receive his annual cash base salary of $250,000 in installments in accordance with and under the regular payroll schedule of Eastside until December 31, 2020, (b) continue to receive his existing health benefits until June 25, 2021 and (c) continue to vest the restricted stock units (the “RSUs”) that were granted or to be granted under his Executive Employment Agreement, dated November 12, 2019, between Eastside and Mr. Firestone, until December 31, 2020 as follows: the equivalent of $25,000 of RSUs for the quarter ending June 30, $25,000 of RSUs for the quarter ending September 30 and $25,000 of RSUs for the quarter ending December 31. The Separation Agreement also contains releases of claims and non-solicitation, non-competition, and confidentiality provisions.

Potential Payments upon Termination

The following table sets forth quantitative information with respect to potential payments to be made to Mr. Block and Mr. Gwin upon termination without cause. The potential payments are based on the terms of Mr. Block and Mr. Gwin’s employment agreements discussed above. For a more detailed description of the employment agreements for Mr. Block and Mr. Gwin, see the “Employment Agreements” section above.

Name	Potential Payment upon Termination Without Cause ($)
Paul Block	350,000	(1)
Geoffrey Gwin	69,231	(2)

(1)	Based on Mr. Block’s current annual base salary of $350,000. Employee is entitled to 12 months base salary to be paid over 12 months.
(2)	Based on Mr. Gwin’s current annual base salary of $250,000. Employee is entitled to payment of the Executive’s Base Salary remaining under the Employment Term. Employee’s employment term ends June 15, 2021.

Outstanding Equity Awards at 2020 Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that are outstanding as of December 31, 2020.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Paul Block
2020 Grant (1)	-	-	-	$-		78,125	$100,000	-	$-
2021 Grant (2)	-	-	-	$-		-	$-	156,250	$200,000
2022 Grant (3)	-	-	-	$-		-	$-	156,250	$200,000
2023 Grant (4)	-	-	-	$-		-	$-	78,125	$100,000

Geoffrey Gwin
2020 Grant (5)	-	-	-	$-		58,594	$75,000	-	$-

(1)	Mr. Block received a grant of the equivalent of $100,000 of RSUs, one-half (1/2) of which will be earned and vested on each of March 31, 2021 and June 30, 2021, if Mr. Block remains employed on the applicable vesting date.
(2)	Mr. Block is to receive a grant of the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2021 and ending December 31, 2023, if Mr. Block remains employed on the applicable vesting date.
(3)	Mr. Block is to receive a grant of the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2022 and ending December 31, 2024, if Mr. Block remains employed on the applicable vesting date.
(4)	Mr. Block is to receive a grant of the equivalent of $100,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2023 and ending December 31, 2025, if Mr. Block remains employed on the applicable vesting date.
(5)	Mr. Gwin received a grant of the equivalent of $150,000 of RSUs, one-quarter of which will be earned and vested on each of September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, if Mr. Gwin remains employed on the applicable vesting date.

Compensation of Directors

2020 Director Compensation

During 2018, the Board of Directors established an annual compensation program for the directors that includes 1) an annual retainer of $16,000 paid in cash in quarterly installments, 2) $5,000 in stock awards per quarter, 3) $2,500 cash payment for each board chair, which will be paid annually at the beginning of the year, 4) $1,000 for in-person board meetings and $500 for telephonic board meetings, and 5) 5,000 stock options per year.

In October of 2019, the annual compensation program was updated to include 1) an initial board election RSU grant of $5,000, paid one time upon appointment or election, 2) board chair premium of $20,000, and 3) annual committee member fees of $20,000. In July of 2020 the Board of Directors formally approved the acceptance of restricted stock units to be paid in lieu of cash, each such award to be fully-vested and payable as of the date of grant.

Other than Paul Block and Geoffrey Gwin, who each received compensation as an executive officer as well as a director as described above, the following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2020.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		Total ($)
Paul Shoen (1)	17,500	(2)	-		-		17,500
Jack Peterson (3)	19,000	(4)	-		6,150	(9)	25,150
Eric Finnsson	27,500	(5)	10,000	(8)	6,150	(9)	43,650
Stephanie Kilkenny	42,500	(6)	10,000	(8)	6,150	(9)	58,650
Robert Grammen	54,000	(7)	10,000	(8)	6,150	(9)	70,150

(1)	Resigned from Board of Directors effective April 24, 2020.
(2)	Elected to receive 15,909 RSUs in lieu of cash for $17,500 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant. The RSUs were fully vested upon grant.
(3)	Resigned from Board of Directors effective August 25, 2020.
(4)	Elected to receive 16,489 RSUs in lieu of cash for $18,000 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant. The RSUs were fully vested upon grant.
(5)	Elected to receive 17,081 RSUs in lieu of cash for $27,500 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant. The RSUs were fully vested upon grant.
(6)	Elected to receive 30,817 RSUs in lieu of cash for $42,500 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant. The RSUs were fully vested upon grant.
(7)	Elected to receive 35,370 RSUs in lieu of cash for $54,000 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant. The RSUs were fully vested upon grant.
(8)	Amounts reflect the aggregate grant date fair value of the 8,291 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($1.14 and $1.28 per share) without regards to forfeitures.
(9)	Amounts reflect the aggregate grant date fair value of 5,000 shares of common stock underlying the stock options with an exercise price of $1.23, without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director. The options issued vest immediately. The assumptions used to calculate the value of the stock options are set forth in Note 15 in the Notes to Consolidated Financial Statements.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Proxy Statement those persons who did not file these reports when due. To our knowledge, based solely on our review of copies of the reports filed with the SEC and the representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2020 were complied with by each person who at any time during the 2020 fiscal year was a director or an executive officer or held more than 10% of our common stock, except for the following: Paul Block, Geoffrey Gwin, Stephanie Kilkenny, Robert Grammen and Eric Finnsson. The Company is currently conducting a review with its officers and directors of all transactions subject to Section 16 reporting requirements in order to cure any remaining delinquencies.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of March 31, 2021 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 31, 2021, the Company had 11,629,307 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of March 31, 2021 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned
5% Stockholders:
TQLA, LLC	1,594,789	(2)	13.00%

Officers and Directors
Paul Block	143,909		1.23%
Geoffrey Gwin	219,115	(3)	1.88%
Lawrence Firestone	88,150	(4)	0.76%
Eric Finnsson	47,407	(5)	0.41%
Stephanie Kilkenny	1,594,789	(2)	13.00%
Robert Grammen	87,723	(6)	0.75%
Elizabeth Levy-Navarro	7,972	(7)	0.07%
All directors and executive officers as a group	2,189,065		17.77%
	2,189,065

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 8911 NE Marx Drive, Suite A2, Portland, Oregon 97220.
(2)	Includes 74,663 shares held by Ms. Kilkenny, 5,000 shares underlying presently exercisable stock options held by Mrs. Kilkenny, 2,702 shares that Ms. Kilkenny has a right to acquire within 60 days of March 31, 2021, 830,838 shares held by TQLA, LLC (“TQLA”), which Mrs. Kilkenny, together with her spouse, owns and controls, 598,223 shares that TQLA has a right to acquire within 60 days of March 31, 2021, and 55,555 shares and 27,778 warrants held directly by Patrick J. Kilkenny, Trustee of the Patrick J. Kilkenny Revocable Trust. Mr. Kilkenny is the spouse of the Reporting Person. By virtue of her role with TQLA and spousal relationship with Mr. Kilkenny, she may be deemed to be the indirect beneficial owner of shares held by TQLA or Mr. Kilkenny, either individually or in his capacity as trustee; however, she disclaims beneficial ownership of the reported securities, except to the extent of her pecuniary interest therein.
(3)	Includes 24,363 shares that Mr. Block has a right to acquire within 60 days of March 31, 2021.
(4)	Includes 107,000 shares held by Group G Investments, LP (“Group G Investments”), the general partner of which is Group G Capital Partners, LLC. Mr. Gwin is the managing member and Chief Investment Officer of Group G Capital Partners, LLC and is also a limited partner of Group G Investments. By virtue of his roles with Group G Capital Partners, LLC, he may be deemed to be the indirect beneficial owner of Group G Investments’ portfolio securities; however, he disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.
(5)	Includes 5,000 shares underlying presently exercisable stock options and 2,702 shares that Mr. Finnsson has a right to acquire within 60 days of March 31, 2021.
(6)	Includes 5,000 shares underlying presently exercisable stock options and 10,689 shares that Mr. Grammen has a right to acquire within 60 days of March 31, 2021.
(7)	Includes 5,000 shares underlying presently exercisable stock options and 2,972 shares that Ms. Levy-Navarro has a right to acquire within 60 days of March 31, 2021.

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2020:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders (1)	1,213,553	$4.71	1,673,452
Equity compensation plans not approved by security holders	-	-	-
Total	1,213,553	$4.71	1,673,452

(1)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan was initially set at 166,667 shares, subject to adjustment. On January 1, 2017 and pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. On January 1, 2020, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 2,887,005 shares. The exercise price per share of each stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2020, there were 134,514 options, with a weighted-average exercise price of $4.71 per share, and 1,079,039 RSUs issued under the 2016 Plan, with vesting schedules varying between immediate and three (3) years from the grant date.

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

Jack Peterson

On August 23, 2017, our Board appointed Jack Peterson to the Board to fill an existing vacancy on the Board effective immediately. Mr. Peterson is also the President of Sandstrom Partners. In 2019, we paid $220,000 in cash and issued 61,600 shares of common stock to Sandstrom for work performed. We did not pay nor issue shares of common stock to Sandstrom.

Stephanie Kilkenny

Stephanie Kilkenny was appointed to the Board in accordance with the terms of the Asset Purchase Agreement, dated September 12, 2019 (the “Asset Purchase Agreement”), between the Company and Intersect Beverage, LLC, a California limited liability company (“Intersect”), pursuant to which the Company acquired substantially all of the assets of Intersect (the “Purchased Assets”), an importer and distributor of tequila and related products (the “Transaction”) under the brand name “Azuñia.” The Transaction closed on September 12, 2019. Mrs. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect.

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

On February 10, 2021, we issued 1,200,000 shares of common stock for the Fixed Number of Shares, and on April 19, 2021, we issued 682,669 shares of common stock and $7,841,042 in principal amount of promissory notes as the Earnout Consideration. Of these amounts, TQLA received a total of 1,429,901 shares of our common stock and a promissory note in the principal amount of $6,871,105.

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

In August 2020, the Company entered into discussions with Intersect and TQLA to address potential changes to the deferred consideration for the Azuñia acquisition and received a deposit of $250,000 in cash. In November 2020, Intersect and TQLA sent the Company a second deposit of $450,000, bringing the total outstanding amount deposited to $700,000. Subsequent to December 31, 2020, the full deposit of $700,000 was repaid.

Robert Grammen

Effective June 15, 2020, our Board appointed Robert Grammen to the Board to fill an existing vacancy on the Board. Mr. Grammen is also a member of Intersect. Pursuant to the Asset Purchase Agreement between the Company and Intersect, Mr. Grammen received a total of 22,027 shares of our common stock and a promissory note in the principal amount of $91,740.

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

Director Independence

Generally, under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board of Directors has determined that Eric Finnsson, Robert Grammen, and Elizabeth Levy-Navarro are independent within the meaning of Nasdaq listing standards. Accordingly, a majority of our directors is independent, as required under applicable Nasdaq rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

M&K CPAS, PLLC (“M&K”) billed us $54,000 in fees for our 2020 annual audit and $35,000 in fees for the completion of our 2019 audit, and $28,500 and $22,000 in fees for the review of our quarterly financial statements in 2020 and 2019, respectively.

Audit Related Fees

We paid fees to M&K for assurance and related services of $10,500 and $22,900 related to other SEC filings in 2020 and 2019, respectively.

Tax Fees

For the years ended December 31, 2020 and 2019, the aggregate fees billed for tax compliance by M&K were $15,000 and $0, respectively.

Pre-Approval Policies and Procedures

We have implemented pre-approval policies and procedures related to the provision of audit and non-audit services. Under these procedures, our audit committee pre-approves all services to be provided by M&K and the estimated fees related to these services.

All audit, audit related, and tax services were pre-approved by the audit committee, which concluded that the provision of such services by M&K was compatible with the maintenance of that firm’s independence in the conduct of its auditing functions. Our pre-approval policies and procedures provide for the audit committee’s pre-approval of specifically described audit, audit-related, and tax services on an annual basis, but individual engagements anticipated to exceed pre-established thresholds must be separately approved. The policies and procedures also require specific approval by the audit committee if total fees for audit-related and tax services would exceed total fees for audit services in any fiscal year. The policies and procedures authorize the audit committee to delegate to one or more of its members pre-approval authority with respect to permitted services.

PART IV

Item 15. EXHIBITS

(a)	The following documents are filed as part of this report:

3. Exhibits:

The exhibits listed in the Original Filing and the exhibits listed below in this Amendment are filed with, or incorporated by reference in, this report.

Exhibit No.	Description

31.3	Certification of Principal Executive Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

31.4	Certification of Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Signatures	Title	Date

/s/ Paul Block	Chief Executive Officer,	April 30, 2021
Paul Block	and Director
(Principal Executive Officer)

/s/ Geoffrey Gwin	Chief Financial Officer	April 30, 2021
Geoffrey Gwin	(Principal Financial and Accounting Officer)

/s/ Robert Grammen	Director	April 30, 2021
Robert Grammen

/s/ Stephanie Kilkenny	Director	April 30, 2021
Stephanie Kilkenny

/s/ Eric Finnsson	Director	April 30, 2021
Eric Finnsson

/s/ Elizabeth Levy-Navarro	Director	April 30, 2021
Elizabeth Levy-Navarro