Form 10-Q
period 2021-03-31
Eastside Distilling, Inc.
filed 2021-05-13
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File No.: 001-38182

EASTSIDE DISTILLING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8911 NE Marx Dr, Suite A2

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

As of May 13, 2021, 12,320,082 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2021

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2021 and December 31, 2020

Dollars in thousands, except shares and per share

	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Cash	$2,014	$836
Trade receivables, net	999	694
Inventories	6,155	6,728
Prepaid expenses and current assets	716	750
Current assets held for sale	-	3,833
Total current assets	9,884	12,841
Property and equipment, net	2,792	3,109
Right-of-use assets	1,139	1,270
Intangible assets, net	13,935	14,038
Other assets, net	264	285
Non-current assets held for sale	95	189
Total Assets	$28,109	$31,732

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,465	$1,864
Accrued liabilities	1,106	1,452
Deferred revenue	23	23
Secured trade credit facility, net of debt issuance costs	2,967	6,405
Current portion of deferred consideration for Azuñia acquisition	-	15,452
Other current liabilities, related party	-	700
Current portion of notes payable	3,359	3,830
Current portion of lease liabilities	454	515
Current liabilities held for sale	19	18
Total current liabilities	9,393	30,259
Lease liabilities, net of current portion	741	817
Deferred consideration for Azuñia acquisition	9,084	-
Notes payable, net of current portion and debt discount	513	1,693
Non-current liabilities held for sale	63	71
Total liabilities	19,794	32,840

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 15,000,000 shares authorized; 11,637,413 and 10,382,015 shares issued and outstanding as of March 31, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	58,700	52,985
Accumulated deficit	(50,386)	(54,094)
Total Stockholders’ Equity (Deficit)	8,315	(1,108)
Total Liabilities and Stockholders’ Equity (Deficit)	$28,109	$31,732

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2021 and 2020

Dollars in thousands, except shares and per share

(Unaudited)

	Three Months Ended March 31,
	2021	2020

Sales	$3,243	$3,133
Less customer programs and excise taxes	176	221
Net sales	3,067	2,912
Cost of sales	2,318	2,187
Gross profit	749	725
Operating expenses:
Sales and marketing expenses	776	1,513
General and administrative expenses	2,211	2,156
Loss on disposal of property and equipment	61	1
Total operating expenses	3,048	3,670
Loss from operations	(2,299)	(2,945)
Other income (expense), net
Interest expense	(126)	(304)
Other income	2,200	-
Total other Income (expense), net	2,074	(304)
Loss before income taxes	(225)	(3,249)
Provision for income taxes	-	-
Net loss from continuing operations	(225)	(3,249)
Net income (loss) from discontinued operations	3,933	(259)
Net income (loss)	$3,708	$(3,508)

Basic net income (loss) per common share	$0.33	$(0.36)
Diluted net income (loss) per common share	$0.31	$(0.36)

Basic weighted average common shares outstanding	11,089	9,755
Diluted weighted average common shares outstanding	11,981	9,755

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2021 and 2020

Dollars in thousands

(Unaudited)

	March 31, 2021	March 31, 2020
Cash Flows From Operating Activities:
Net income (loss)	$3,708	$(3,508)
Net (income) loss from discontinued operations	(3,933)	259
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	300	645
Bad debt expense	(20)	57
Forgiveness of debt - Paycheck Protection Program	(1,448)	-
Loss on disposal of assets	61	1
Remeasurement of deferred consideration	(750)	-
Lease expense	-	123
Amortization of debt issuance costs	-	101
Issuance of common stock in exchange for services for related parties	-	254
Issuance of common stock in exchange for services for third parties	78	37
Stock-based compensation	19	68
Changes in operating assets and liabilities:
Trade receivables, net	(285)	97
Inventories	573	1,275
Prepaid expenses and other assets	(65)	93
Right-of-use assets	122	-
Accounts payable	(399)	(947)
Accrued liabilities	(347)	173
Other current liabilities	(700)	-
Deferred revenue	-	51
Net lease liabilities	(128)	(146)
Net cash used in operating activities	(3,214)	(1,367)
Net cash provided by operating activities of discontinued operations	4,614	39
Net cash provided by (used in) operating activities	1,400	(1,328)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	89	-
Purchases of property and equipment	(15)	(36)
Net cash provided by (used in) investing activities of continuing operations	74	(36)
Net cash provided by investing activities of discontinued operations	3,345	10
Net cash provided by (used in) investing activities	3,419	(26)
Cash Flows From Financing Activities:
Proceeds from secured trade credit facility	-	6,337
Proceeds from notes payable	-	91
Payments of principal on secured trade credit facility	(3,438)	-
Payments of principal on notes payable	(203)	(4,161)
Net cash (used in) provided by financing activities	(3,641)	2,267
Net increase in cash	1,178	913
Cash at the beginning of the period	836	343
Cash at the end of the period	$2,014	$1,256

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$69	$196
Cash paid for amounts included in measurement of lease liabilities	$170	$171
		-
Supplemental Disclosure of Non-Cash Financing Activity
Warrants issued in relation to secured trade credit facility	$-	$98
Issuance of common stock pursuant to Azuñia initial earn-out	$5,618	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

1.	Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, exports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 78 people in the United States.

The Company’s brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (RTD). The Company sells products on a wholesale basis to distributors in open states, and brokers in control states, and until March 2020, operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers. The Company operates a mobile craft canning and bottling business (“Craft Canning”) that primarily services the craft beer and craft cider industries. Craft Canning operates 11 mobile lines in Seattle, Portland and Denver.

2.	Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, convertible notes, extended credit terms, and equity financings. As of March 31, 2021, the Company had an accumulated deficit of $50.4 million. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities.

As of March 31, 2021, the Company had $2.0 million of cash on hand with working capital of $0.5 million. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on reducing operating costs and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. The Company intends to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10 and 11 to the consolidated financial statements for a description of the Company’s debt. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses or reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

3.	Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2021, its operating results for the three months ended March 31, 2021 and 2020 and its cash flows for the three months ended March 31, 2021 and 2020. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Big Bottom Distilling, LLC, Outlandish Beverages LLC, LLC, Redneck Riviera Whiskey Co., LLC, and Craft Canning + Bottling, LLC and the Azuñia tequila assets. All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of March 31, 2021, three distributors represented 22% of trade receivables. As of December 31, 2020, one distributor represented 14% of trade receivables. Sales to one distributor accounted for 18% of consolidated sales for the period ended March 31, 2021. Sales to one distributor accounted for 18% of consolidated sales for the year ended December 31, 2020.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of March 31, 2021 and December 31, 2020, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

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

None of the Company’s assets or liabilities were measured at fair value as of March 31, 2021 or December 31, 2020. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facility. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximates their carrying value due to the short period of time to their maturities. As of March 31, 2021 and December 31, 2020, the Company’s notes approximate fair value.

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition.

Inventories

Inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of the Company’s finished goods inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of March 31, 2021 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of March 31, 2021 and determined that they were not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As of March 31, 2021 and December 31, 2020, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed as of and for the three months ended March 31, 2021 and 2020.

The Company files federal income tax returns in the United States. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2014.

Comprehensive Income

The Company did not have any reconciling other comprehensive income items for the three months ended March 31, 2021 and 2020.

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $0.8 million of invoices and incurred $0.1 million in fees associated with the factoring programs during the three months ended March 31, 2021. As of March 31, 2021, the Company had $0.1 million of factored invoices outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Recently Adopted Accounting Pronouncements

None.

4.	Discontinued Operations

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with ASC Topic 205-20 – Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift.

On December 31, 2019, management made a strategic shift to focus the Company’s sales and marketing efforts on the nationally branded product platform, resulting in the decision to close all four of its retail stores in the Portland, Oregon area. The retail stores were closed or abandoned by March 31, 2020.

On February 2, 2021, Redneck Riviera Whiskey Co, LLC (“RRWC”) entered into a Termination and Inventory Purchase Agreement (the “Termination Agreement”) with Rich Marks, LLC, John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”), pursuant to which, on February 5, 2021, RRWC sold all of its inventory of Redneck Riviera, Granny Rich, and Howdy Dew distilled spirits products, including finished goods, raw materials, and barrel inventory, as well as all assignable certificates of label approval/exemption, branding, permits, and registrations relating thereto, for $4.7 million. In addition, the Company terminated its Amended and Restated License Agreement (the “License Agreement”) dated May 31, 2018 by and among Eastside, RRWC, Rich Marks, LLC, and John D. Rich TISA Trust U/A/D March 27, 2018, Dwight P. Miles, Trustee in exchange for $3.0 million. In connection with the Termination Agreement, the Company entered into a Supplier Agreement dated as of February 2, 2021 with RSG, pursuant to which the Company will produce certain products and perform specified services for RSG for a six (6) month period on the terms and conditions set forth in the Supplier Agreement. The Company did not incur any penalties as a result of the termination of the License Agreement.

As of and for the three months ended March 31, 2021, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
	(Unaudited)	(Unaudited)
Sales	$290	$756
Less customer programs and excise taxes	31	187
Net sales	259	569
Cost of sales	162	386
Gross profit	97	183
Operating expenses:
Sales and marketing expenses	27	188
General and administrative expenses	16	181
Loss on disposal of property and equipment	-	73
Total operating expenses	43	442
Income (loss) from operations	54	(259)
Other income, net
Other income	1,029	-
Gain on termination of license agreement	2,850	-
Total other income, net	3,879	-
Net income (loss)	$3,933	$(259)

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business were as follows:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Assets	(Unaudited)
Current assets:
Inventories	$-	$3,833
Total current assets	-	3,833
Right-of-use assets	91	96
Other assets	4	93
Total Assets	$95	$4,022

Liabilities
Current liabilities:
Accounts payable	$(13)	$(13)
Current portion of lease liability	32	31
Total current liabilities	19	18
Lease liability - less current portion	63	71
Total Liabilities	$82	$89

5.	Inventories

Inventories consisted of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Raw materials	$5,122	$5,455
Finished goods	1,033	1,273
Total inventories	$6,155	$6,728

6.	Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Furniture and fixtures	$4,193	$4,363
Leasehold improvements	1,637	1,637
Vehicles	824	824
Total cost	6,654	6,824
Less accumulated depreciation	(3,862)	(3,715)
Total property and equipment, net	$2,792	$3,109

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Purchases of property and equipment totaled $0 million for both the three months ended March 31, 2021 and 2020. Depreciation expense totaled $0.2 million and $0.5 million for the three months ended March 31, 2021 and 2020, respectively.

During the three months ended March 31, 2021, the Company disposed of fixed assets with a net book value of $0.2 million resulting in a loss on disposal of fixed assets of $0.1 million. As a result of these disposals, the Company received funds of $0.1 million from the sales of the disposed assets. Loss on disposal of fixed assets was $0 million for the three months ended March 31, 2020.

7.	Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	2,895
Total intangible assets	14,865	14,865
Less accumulated amortization	(930)	(827)
Intangible assets, net	$13,935	$14,038

Amortization expense totaled $0.1 million for both the three months ended March 31, 2021 and 2020. The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The customer list is being amortized over a seven-year life.

8.	Other Assets

Other assets consisted of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Product branding	$400	$400
Deposits	51	57
Total other assets	451	457
Less accumulated amortization	(187)	(172)
Other assets, net	$264	$285

As of March 31, 2021, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $0 million for both the three months ended March 31, 2021 and 2020.

The deposits represent office lease deposits.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2025. The Company determines if an arrangement is a lease at inception. The Company does not currently have any finance leases. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2021, the amount of right-of-use assets and lease liabilities were $1.1 million and $1.2 million, respectively. Aggregate lease expense for the three months ended March 31, 2021 was $0.2 million, consisting of $0.1 million in operating lease expense for lease liabilities and $0.1 million in short-term lease cost.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Maturities of lease liabilities as of March 31, 2021 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2021	432
2022	362
2023	274
2024	144
2025	124
Thereafter	-
Total lease payments	1,336
Less imputed interest (based on 6.6% weighted-average discount rate)	(141)
Present value of lease liability	$1,195	3.1

10.	Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	March 31, 2021	December 31, 2020
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	$2,300	$2,300
Notes payable bearing interest at 1.00%. Loan payments are deferred six months from start of loan. To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, the Company received this loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”).The loan was forgiven during the first quarter of 2021.	-	1,052
Notes payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan. The Company received this loan under the SBA’s PPP. The loan was forgiven during the first quarter of 2021.	-	396
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	244	370
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	117	129
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of March 31, 2021.	137	163
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note has a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit is $0.5 million. The note is secured by the assets of Craft Canning.	500	500
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	137	146
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	211	226
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	226	241
Total notes payable	3,872	5,523
Less current portion	(3,359)	(3,830)
Long-term portion of notes payable	$513	$1,693

The Company paid $0.1 million and $0.3 million in interest on notes for the three months ended March 31, 2021 and 2020, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Maturities on notes payable as of March 31, 2021 were as follows:

(Dollars in thousands)
2021	$2,657
2022	892
2023	194
2024	129
$3,872

11.	Secured Credit Facility

On January 15, 2020, the Company entered into a loan agreement (the “Loan Agreement”) between the Company and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Borrowers and to provide funding for general working capital purposes. Under the Loan Agreement, the Lender has committed to make up to two loan advances to the Borrowers in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base equal to 85% of the appraised value of the Borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by the Borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Loan”).

The Loan matured on January 14, 2021 and all amounts outstanding under the Loan became due and payable. On January 8, 2021, the Company entered into an amendment to the Loan Agreement with Live Oak to extend the maturity date to April 13, 2021. On April 13, 2021, the maturity date was further extended to May 13, 2021. On May 11, 2021, the maturity date was further extended to August 11, 2021. All other material terms of the Loan Agreement remain unchanged. The Lender may at any time demand repayment of the Loan in whole or in part, in which case the Borrowers will be obligated to repay the Loan (or portion thereof for which repayment is demanded) within 30 days following the date of demand. The Borrowers may prepay the Loan, in whole or in part, at any time without penalty or premium.

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0 million in interest during the three months ended March 31, 2021. On February 5, 2021, the Company repaid $3.4 million of the secured credit facility with Live Oak, reducing the principal balance to $3.0 million as of March 31, 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

The Loan Agreement contains affirmative and negative covenants that include covenants restricting each Company’s ability to, among other things, incur indebtedness, grant liens, dispose of assets, merge or consolidate, make investments, or enter into restrictive agreements, subject to certain exceptions.

The obligations of the Company under the Loan Agreement are secured by substantially all of its spirits respective assets, except for accounts receivable and certain other specified excluded property.

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

12.	Commitments and Contingencies

Legal Matters

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District Court of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials. The Company disputes the allegations and intends to defend the case vigorously.

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

13.	Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of March 31, 2021, the Company had 343,405 dilutive common shares. There were no dilutive common shares as of March 31, 2020 as the Company reported a net loss.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

14.	Stockholders’ Equity

	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	10,382	$1	$52,985	$(54,094)	$(1,108)
Stock-based compensation	-	-	19	-	19
Issuance of common stock for Azuñia initial earn-out	1,200	-	5,618	-	5,618
Issuance of common stock for services by third parties	51	-	78	-	78
Issuance of common stock for services by employees	4	-	-	-	-
Net income attributable to common shareholders	-	-	-	3,708	3,708
Balance, March 31, 2021	11,637	$1	$58,700	$(50,386)	$8,315

During 2021, the Company issued 55,398 shares of common stock to directors and employees for stock-based compensation of $0.1 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.28 to $1.85 per share. On February 10, 2021, the Company issued 1.2 million shares of its common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between the Company and Intersect in respect of the Azuñia Tequila acquisition at a weighted-average of $4.67 per share. The Shares constitute the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement.

During 2020, the Company issued 706,987 shares of common stock to directors, employees and consultants for stock-based compensation of $1.0 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.08 to $3.20 per share.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2021, the number of shares available for grant under the 2016 Plan reset to 3,747,583 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of March 31, 2021, there were 102,710 options and 1,178,790 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of March 31, 2021, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity as of and for the three months ended March 31, 2021 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	134,931	$4.71
Options granted	5,000	0.53
Options canceled	(37,221)	5.16
Outstanding as of March 31, 2021	102,710	$4.00

Exercisable as of March 31, 2021	72,043	$3.56

The aggregate intrinsic value of options outstanding as of March 31, 2021 was $0 million.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

As of March 31, 2021, there were 30,667 unvested options with an aggregate grant date fair value of $0 million. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and three (3) years from the grant date. The aggregate intrinsic value of unvested options as of March 31, 2021 was $0 million. During the three months ended March 31, 2021, 38,806 options vested.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the three months ended March 31, 2021:

Risk-free interest rate	1.69%
Expected term (in years)	5.0
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the year ended March 31, 2021was $1.17. The aggregate grant date fair value of the 5,000 options granted during the three months ended March 31, 2021 was $0 million.

For the three months ended March 31, 2021 and 2020, net compensation expense related to stock options was $0 million and $0.1 million, respectively. As of March 31, 2021, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.04 years.

Warrants

During the year ended December 31, 2020, the Company issued an aggregate of 100,000 common stock in connection with the Secured Credit Facility from Live Oak.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

No warrants were exercised during the three months ended March 31, 2021. A summary of activity in warrants was as follows:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	240,278	3.2	$4.85	$-
Outstanding as of March 31, 2021	240,278	3.2	$4.85	$-

15. Related Party Transactions

The following is a description of transactions since January 1, 2020 as to which the amount involved exceeds the lesser of $0.1 million or one percent (1%) of the average of total assets at year-end for the last two completed fiscal years which was $0.3 million and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

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

16. Subsequent Events

Azuñia acquisition consideration

●

Effective April 19, 2021, the Company issued 682,669 shares its common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between the Company and Intersect in respect of the Azuñia Tequila acquisition. The Shares constitute the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement. Any shares issued by the Company under the Asset Purchase Agreement will be issued, at the Company’s election, either (i) as registered shares under the Securities Act of 1933, as amended (the “Securities Act”) or (ii) as unregistered shares in an issuance exempt from registration under Section 4(a)(2) of the Securities Act and/or Regulation D promulgated thereunder. If the Company issues unregistered shares, the Company will file a re-sale registration statement on Form S-3 with the Securities and Exchange Commission for a secondary offering covering the resale of the unregistered shares. Such registration statement will be filed no later than 30 days following the date of payment of the Initial Earnout Consideration and will be amended within 30 days following the issuance of any Subsequent Earnout Consideration.

In addition, the Company issued $7.8 million in principal amount of promissory notes as the Earnout Consideration. The loans mature in full on April 1, 2024 and accrue interest at a rate of 6.0% annually.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2021

(Unaudited)

Debt extension and issuance

●	On January 8, 2021, the Company entered into an amendment to its loan agreement (the “Loan Agreement”) with Live Oak to extend the maturity date to April 13, 2021. On April 13, 2021, the maturity date was further extended to May 13, 2021. On May 11, 2021, the maturity date was further extended to August 11, 2021. All other material terms of the Loan Agreement remain unchanged.

●	On April 19, 2021, the Company entered into a securities purchase agreement (“Purchase Agreement”) with accredited investors (“Subscribers”) for their purchase of up to $3.3 million of principal amount of 6% secured convertible promissory notes of the Company (“Note” or “Notes”) that notes are convertible into shares (“Conversion Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) pursuant to the terms and conditions set forth in the Notes with an initial conversion price of $2.20, and, in connection with the purchase of such Notes, each Subscriber shall receive a warrant (a “Warrant”), to purchase a number of shares of Common Stock (“Warrant Shares”) equal to 60% of the principal amount of any Note issued to such Subscriber hereunder divided by the conversion price of the Note issued to such Subscriber, at an exercise price equal to $2.65. In connection with the Purchase Agreement, the Notes, and the Warrants, the Company entered into a Security Agreement under which it would grant the Subscribers a security interest in certain assets of the Company (the “Security Agreement”) and a Registration Rights Agreement under which the Company would agree to register for resale the Conversion Shares and the Warrant Shares (the “Registration Rights Agreement”). Concurrently therewith, the Company and the investors closed $3.0 million of the private offering.

Roth Capital, LLC acted as placement agent (the “Placement Agent”) in the private offering, and the Company paid the Placement Agent a cash fee of five percent (5%) of the gross proceeds therefrom. The Company received $2.8 million in net proceeds from the initial closing, after deducting the fee payable to the Placement Agent and the legal fees of the Subscribers in connection with the transaction. The Company intends to use the proceeds to repay prior outstanding notes payable and for working capital and general corporate purposes.

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022 (the “Maturity Date”). All amounts due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price, which is subject to adjustment as summarized below. The Notes are initially convertible into the Company’s common stock at an initial fixed conversion price of $2.20 per share. This conversion price is subject to adjustment for stock splits, combinations, or similar events, among other adjustments.

The Company may prepay the Notes at any time in whole or in part by paying a sum of money equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest, plus a prepayment fee equal to five one percent (5%) of the principal amount to be repaid.

The Notes contain customary triggering events including but not limited to: (i) failure to make payments when due under the Notes; and (ii) bankruptcy or insolvency of the Company. If a triggering event occurs, each holder may require the Company to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash.

The Notes are secured by a subordinated security interest in the Company’s assets pursuant to the terms of a Security Agreement entered into between the Company and the Subscribers.

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

You should not place undue certainty on these forward-looking statements, which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2020 entitled “Risk Factors,” similar discussions in subsequently filed Quarterly Reports on Form 10-Q, including this Form 10-Q, as applicable, and those contained from time to time in our other filings with the Securities and Exchange Commission.

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

Business Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. We employ 78 people in the United States.

Our brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors in open states and brokers in control states. We operate a mobile craft canning and bottling business (“Craft C+B”) that primarily services the craft beer and craft cider industries. Craft C+B operates 11 mobile lines in Seattle, Washington; Portland, Oregon; and Denver, Colorado.

The impact of the COVID-19 pandemic had a significant effect on each business unit. Craft Canning revenue had over 30% growth from 2020 due to the incremental demand for packaging stimulated by the shift in on-premise beer sales from kegs to cans. The spirits portfolio had approximately 20% decrease in revenue from 2020 due to mandated lockdowns and other related restrictions including a decrease in sales volume in on-premise accounts.

Principal Spirits Brands and Products During 2021

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

Full-service packaging provider

Bottling

Supplies all needed packaging and has the ability to package in two primary bottle sizes

Specialized packaging and quality control equipment

We have invested heavily to expand our business through acquisitions and making substantial investments in branding and production; however, we have not achieved profitability. The immediate task at hand is to focus on a new sustainable business strategy. Based on a complete review and analysis of our competitive position, market opportunity and assets, we have identified components of the strategy that we believe would improve operating results. Management believes the following components of the strategy are in place and working:

●	Strong spirits brands and products;
●	Established 3 tier national distributor partnerships;
●	Strong market position in Oregon, which is benefiting from an industrywide growth in craft spirits;
●	Experience in distilling, blending, and barrel aging for craft spirits;
●	Significantly reduced cash burn rate;
●	Valuable asset in its employees; and
●	Craft Canning division benefits from growth and accretive margin expansion opportunities generating cash flow.

Areas that we need incremental work include the following:

●	Effective integration of Azuñia Tequila;
●	Increased gross margins for our spirits portfolio at industry standards; and
●	A sustainable strategy, fiscal plan, and predictable results.

We plan to complete our business review in 2021 and embark on the following:

●	Reinvent the business model for sustainable success:

○	Reduce cash burn rate to less than $3 million per annum through 2021;
○	Provide adequate liquidity and funding of the operating plan;
○	Leverage Craft Canning growth and achieve production synergies with spirits;
○	Refocus spirits branding and strategy to grow and expand;
○	Build the Eastside brand; and
○	Utilize the Eastside brand for limited edition products.

●	Focus strategy on value creation that establishes a sustainable growth plan with a clear competitive advantage increasing internal rate of return and value for shareholders;
●	Expand the Board of Directors and build strategic alignment;
●	Build a 3-year strategic plan;
●	Rebuild the budget process to allow for predictable measurable progress on financial goals; and
●	Build a professional company platform, deliver results, and then, acquire accretive assets.

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

Recent Developments

During 2020, Craft Canning experienced an increase in demand and revenue growth as customers were continuing to prefer to fill cans for a wider off-premise usage. In order to meet this demand, we invested in additional canning lines. Throughout 2020, the canning industry faced a shortage of aluminum cans. However, we believe we have sourced enough cans to supply our current business plan. While off-premise business has seen an increase in spirits sales, the customer focus has been on major brands and larger format bottles which we do not currently have on the national platform. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including a decrease in sales volume in on-premise accounts, where products are typically consumed immediately, such as bars and restaurants. This negative trend has continued through the current period.

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

Results of Operations

Overview

On February 2, 2021, Redneck Riviera Whiskey Co, LLC (“RRWC”) entered into a Termination and Inventory Purchase Agreement (the “Termination Agreement”) with Rich Marks, LLC, John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”), pursuant to which, on February 5, 2021, RRWC sold all of its inventory of Redneck Riviera, Granny Rich, and Howdy Dew distilled spirits products, including finished goods, raw materials, and barrel inventory, as well as all assignable certificates of label approval/exemption, branding, permits, and registrations relating thereto, for $4.7 million. In addition, Eastside terminated its Amended and Restated License Agreement (the “License Agreement”) dated May 31, 2018 by and among Eastside, RRWC, Rich Marks, LLC, and John D. Rich TISA Trust U/A/D March 27, 2018, Dwight P. Miles, Trustee in exchange for $3.0 million. In connection with the Termination Agreement, the Company entered into a Supplier Agreement dated as of February 2, 2021 with RSG, pursuant to which the Company will produce certain products and perform specified services for RSG for a six (6) month period on the terms and conditions set forth in the Supplier Agreement. The Company did not incur any penalties as a result of the termination of the License Agreement.

As of and for the three months ended March 31, 2021, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Consolidated Statements of Operations Data

(Dollars in thousands)	March 31, 2021	March 31, 2020
Sales	$3,243	$3,133
Less customer programs and excise taxes	176	221
Net sales	3,067	2,912
Cost of sales	2,318	2,187
Gross profit	749	725
Sales and marketing expenses	776	1,513
General and administrative expenses	2,211	2,156
Loss on disposal of property and equipment	61	1
Total operating expenses	3,048	3,670
Loss from operations	(2,299)	(2,945)
Interest expense	(126)	(304)
Other income	2,200	-
Income (loss) from discontinued operations	3,933	(259)
Net income (loss)	$3,708	$(3,508)
Gross margin	24%	25%
Non-cash operating income (expenses)	$(2,523)	$1,448

Three months ended March 31, 2021 Compared to the Three months ended March 31, 2020

Our sales for the three months ended March 31, 2021 increased to $3.2 million, or approximately 4%, from $3.1 million for the three months ended March 31, 2020. The following table compares our sales during the three months ended March 31, 2021 and 2020, and excludes the retail tasting room and Redneck Riviera sales that have been classified as discontinued operations:

(Dollars in thousands)	March 31, 2021		March 31, 2020
Wholesale Finished Goods	$1,322	41%	$1,634	61%
Canning & Bottling	1,920	59%	1,495	38%
Bulk Spirit Sales	1	0%	4	0%
Total	$3,243		$3,133

Our overall 2021 sales were primarily driven by increases in canning sales and services, which has benefited from a shift in consumer preferences to consume alcohol at home rather than at on-premise locations. This was a result of the COVID-19 pandemic and was also offset by lower co-packing and mobile bottling sales.

Customer programs and excise taxes

Customer programs and excise taxes were flat at $0.2 million for both the three months ended March 31, 2021 and 2020.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing and/or service labor and overhead, warehousing rent, packaging, and in-bound freight charges. During both the three months ended March 31, 2021 and 2020, cost of sales were flat.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin for the three months ended March 31, 2021 and 2020:

(Dollars in thousands)	March 31, 2021	March 31, 2020
Gross profit	$749	$725
Gross margin	24%	25%

Gross Margin

Our goal is to improve our overall gross margin by increasing the efficiencies and reducing the footprint of our production facility as well as evaluate the materials in our finished goods by looking to create economies of scale by creating consistency of the dry goods across our brands.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2021 decreased to $0.8 million, or approximately 49%, from $1.5 million for the three months ended March 31, 2020. This decrease was primarily due to a $0.5 million decrease in compensation related to fewer headcount as we focus our sales efforts in more specific regions.

General and Administrative Expenses

General and administrative expenses for the three months ended March 31, 2021 decreased to $2.2 million, or approximately 3%, from $2.2 million for the three months ended March 31, 2020. This decrease was primarily due to a decrease in non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Income (Expense)

Total other income, net was $2.2 million for the three months ended March 31, 2021 compared to nil for the three months ended March 31, 2020 primarily due to forgiveness of our loans under the U.S. government Paycheck Protection Program (“PPP Loans”) and the remeasurement of deferred consideration for the final Azuñia earn-out.

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

For the three months ended March 31, 2021 and 2020, we had net income (loss) of $3.7 million and $(3.5) million, respectively, and an accumulated deficit of $50.4 million as of March 31, 2021. We have been dependent on raising capital from debt and equity financings and utilization of our inventory to meet our needs for cash flow used in operating activities. See Notes 10 and 11 to our financial statements for a description of our debt. In addition, for the three months ended March 31, 2021, we consumed $0.6 million of our inventories.

To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic during 2020, we applied for and received a PPP loan of $1.4 million. During 2021, the Small Business Administration (“SBA”) notified us that it approved our request for full forgiveness of the PPP loan in the principal amount of $1.4 million.

As of March 31, 2021, we had $2.0 million of cash on hand with working capital of $0.5 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital, selling assets and generating positive operating cash flow, primarily through increased sales, improved profit growth, and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10 and 11 to our financial statements for a description of our debt. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow related information for the three months ended March 31, 2021 and 2020 was as follows:

(Dollars in thousands)	March 31, 2021	March 31, 2020
Net cash flows provided by (used in):
Operating activities	$1.4	$(1.3)
Investing activities	$3.4	$-
Financing activities	$(3.6)	$2.3

Operating Activities

Total cash provided by operating activities was $1.4 million during the three months ended March 31, 2021 compared to cash used of $(1.3) million during the three months ended March 31, 2020. The decrease in cash usage can be primarily attributed to improved management of current assets of $1.2 million.

Investing Activities

Cash provided by investing activities was $3.4 million during the three months ended March 31, 2021 and consisted of $3.3 million received for the Termination Agreement with RSG.

Financing Activities

Net cash flows used in financing activities during the three months ended March 31, 2021 consisted of $3.4 million of payments on principal payments of our secured trade credit facility and $0.2 million of payments on principal of notes payable. Net cash flows provided by financing activities during the three months ended March 31, 2020 primarily consisted of $6.3 million of proceeds from the establishment of a new secured credit facility, offset by $3.0 million payoff and termination of the existing secured credit facility, and $0.1 million in proceeds from debt borrowing on an existing line of credit with our bank.

Lines of Credit

Since 2019, we utilized an existing accounts receivable factoring line of credit with ENGS Commercial Capital, LLC that provides for a minimum of $0.5 million purchased accounts receivable and a maximum of $1.0 million of purchased accounts receivable. The advance rate is 85%, and interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. The Company factored $0.5 million of invoices during the period ended March 31, 2021. As of March 31, 2021, the Company had $0.1 million of factored invoices outstanding.

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $0.3 million of invoices during the period ended March 31, 2021. As of March 31, 2021, the Company had $0 million of factored invoices outstanding.

Inventory Line

In January 2020, we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base of up to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan is secured by all assets of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bears interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest is payable monthly. Additionally, the Company issued to Live Oak 100,000 warrants to purchase common stock at an initial exercise price of $3.94 per share. The proceeds of the Live Oak Loan were used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. As of March 31, 2021, the balance of the Live Oak Loan was $3.0 million.

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.2 million and $0.3 million for the three months ended March 31, 2021 and 2020, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Net stock-based compensation was $0 million and $0.1 million for the three months ended March 31, 2021 and 2020, respectively.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of March 31, 2021 and December 31, 2020.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of March 31, 2021, three distributors represented 22% of trade receivables. As of December 31, 2020, one distributor represented 14% of trade receivables. Sales to one distributor accounted for 18% of consolidated sales for the period ended March 31, 2021. Sales to one distributor accounted for 18% of consolidated sales for the year ended December 31, 2020.

Inventories

Inventories primarily consist of bulk spirits, packaging supplies, and finished goods which are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (FIFO) method. A portion of the Company’s finished goods inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officers, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of March 31, 2021.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District Court of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials. The Company disputes the allegations and intends to defend the case vigorously.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2020 and incorporated therein by reference.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Designation – Series A Preferred Stock, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated March 9, 2016 and filed on March 11, 2016 and incorporated by reference herein.
3.4	Amendment to Certificate of Designation After Issuance of Class or Series, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 1, 2016 and filed on June 9, 2016 and incorporated by reference herein.
3.5	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.6	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.

4.1	Common Stock Purchase Warrant with Live Oak Banking Company, filed as exhibit 4.7 to the Company’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.1	First Amendment to Employment Agreement dated February 4, 2021 between Geoffrey Gwin and the Company, filed as Exhibit 10.1 to this Quarterly Report on Form 10-Q.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Schema Linkbase Document
101.CAL	XBRL Taxonomy Calculation Linkbase Document
101.DEF	XBRL Taxonomy Definition Linkbase Document
101.LAB	XBRL Taxonomy Labels Linkbase Document
101.PRE	XBRL Taxonomy Presentation Linkbase Document

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

Date: May 13, 2021	By:	/s/ Paul Block
Paul Block
Chief Executive Officer, Director
(Principal Executive Officer)

Date: May 13, 2021	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

