Form 10-Q
period 2021-06-30
Eastside Distilling, Inc.
filed 2021-08-12
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of August 12, 2021, 13,317,577 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2021 and December 31, 2020

(Dollars in thousands, except shares and per share amounts)

	June 30, 2021	December 31, 2020
Assets	Unaudited
Current assets:
Cash	$1,069	$836
Trade receivables, net	1,524	694
Inventories	6,283	6,728
Prepaid expenses and current assets	147	750
Current assets held for sale	-	3,833
Total current assets	9,023	12,841
Property and equipment, net	2,997	3,109
Right-of-use assets	1,012	1,270
Intangible assets, net	13,831	14,038
Other assets, net	250	285
Non-current assets held for sale	85	189
Total Assets	$27,198	$31,732

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,630	$1,864
Accrued liabilities	957	1,452
Deferred revenue	-	23
Current portion of secured credit facilities, net of debt issuance costs	2,967	6,405
Deferred consideration for Azuñia acquisition	-	15,452
Other current liabilities, related party	-	700
Current portion of notes payable	1,066	3,830
Current portion of lease liabilities	393	515
Current liabilities held for sale	19	18
Total current liabilities	7,032	30,259
Lease liabilities, net of current portion	663	817
Secured credit facilities, net of debt issuance costs	2,497	-
Notes payable, related parties	6,963	-
Notes payable, net of current portion	1,310	1,693
Non-current liabilities held for sale	54	71
Total liabilities	18,519	32,840

Commitments and contingencies (Note 12)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 15,000,000 shares authorized; 12,417,577 and 10,382,015 shares issued and outstanding as of June 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	60,832	52,985
Accumulated deficit	(52,154)	(54,094)
Total Stockholders’ Equity (Deficit)	8,679	(1,108)
Total Liabilities and Stockholders’ Equity (Deficit)	$27,198	$31,732

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2021 and 2020

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

Sales	$3,618	$3,834	$6,861	$6,967
Less customer programs and excise taxes	235	195	411	416
Net sales	3,383	3,639	6,450	6,551
Cost of sales	2,240	2,218	4,558	4,405
Gross profit	1,143	1,421	1,892	2,146
Operating expenses:
Sales and marketing expenses	635	970	1,411	2,483
General and administrative expenses	1,901	2,287	4,112	4,443
(Gain) loss on disposal of property and equipment	-	(20)	61	(19)
Total operating expenses	2,536	3,237	5,584	6,907
Loss from operations	(1,393)	(1,816)	(3,692)	(4,761)
Other income (expense), net
Interest expense	(345)	(319)	(471)	(623)
Other income	17	-	2,217	-
Total other income (expense), net	(328)	(319)	1,746	(623)
Loss before income taxes	(1,721)	(2,135)	(1,946)	(5,384)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(1,721)	(2,135)	(1,946)	(5,384)
Net income (loss) from discontinued operations	(47)	(51)	3,886	(310)
Net income (loss)	$(1,768)	$(2,186)	$1,940	$(5,694)

Basic net income (loss) per common share	$(0.14)	$(0.22)	$0.17	$(0.58)
Diluted net income (loss) per common share	$(0.14)	$(0.22)	$0.13	$(0.58)
Basic weighted average common shares outstanding	12,262	9,984	11,683	9,869
Diluted weighted average common shares outstanding	12,262	9,984	14,401	9,869

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)

(Unaudited)

	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$1,940	$(5,694)
Net (income) loss from discontinued operations	(3,886)	310
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	606	1,269
Bad debt expense	8	69
Forgiveness of debt - Paycheck Protection Program	(1,448)	-
(Gain) loss on disposal of assets	61	(19)
Remeasurement of deferred consideration	(750)	-
Lease expense	-	260
Amortization of debt issuance costs	38	163
Interest accrued to secured credit facilities	40	-
Issuance of common stock in exchange for services for related parties	71	363
Issuance of common stock in exchange for services for third parties	176	182
Stock-based compensation	23	162
Changes in operating assets and liabilities:
Trade receivables, net	(838)	90
Inventories	445	1,582
Prepaid expenses and other assets	188	120
Right-of-use assets	240	-
Accounts payable	(237)	(1,146)
Accrued liabilities	(495)	304
Other liabilities, related party	(700)	-
Deferred revenue	(23)	224
Net lease liabilities	(258)	(325)
Net cash used in operating activities	(4,799)	(2,086)
Net cash provided by (used in) operating activities of discontinued operations	4,640	(21)
Net cash used in operating activities	(159)	(2,107)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	89	241
Purchases of property and equipment	(172)	(154)
Net cash (used in) provided by investing activities of continuing operations	(83)	87
Net cash provided by investing activities of discontinued operations	3,353	1
Net cash provided by investing activities	3,270	88
Cash Flows From Financing Activities:
Proceeds from secured credit facilities	3,300	6,337
Proceeds from notes payable	-	1,538
Payments of principal on secured credit facilities	(3,601)	-
Payments of principal on notes payable	(2,577)	(4,283)
Net cash (used in) provided by financing activities of continuing operations	(2,878)	3,592
Net cash provided by financing activities of discontinued operations	-	-
Net cash (used in) provided by financing activities	(2,878)	3,592
Net increase in cash	233	1,572
Cash at the beginning of the period	836	343
Cash at the end of the period	$1,069	$1,915

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$360	$196
Cash paid for amounts included in measurement of lease liabilities	$370	$171

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock pursuant to Azuñia earn-out	$6,860	$-
Issuance of notes payable pursuant to Azuñia final earn-out	$7,842	$-
Warrants issued in relation to secured credit facilities	$717	$98

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, exports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 74 people in the United States.

The Company’s brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (RTD). The Company sells products on a wholesale basis to distributors in open states, and brokers in control states, and until March 2020, operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers. The Company operates a mobile craft canning and bottling business (“Craft Canning”) that primarily services the craft beer and craft cider industries. Craft Canning operates 13 mobile lines in Seattle, Portland and Denver.

2. Liquidity

Historically, the Company has funded its cash and liquidity needs through operating cash flow, convertible notes, extended credit terms, and equity financings. As of June 30, 2021, the Company had an accumulated deficit of $52.2 million. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities.

As of June 30, 2021, the Company had $1.1 million of cash on hand with working capital of $2.0 million. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on reducing operating costs and generating positive operating cash flow, primarily through increased sales, improved profit growth and controlling expenses. The Company intends to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10 and 11 to the consolidated financial statements for a description of the Company’s debt. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, or reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2021, its operating results for the three and six months ended June 30, 2021 and 2020 and its cash flows for the six months ended June 30, 2021 and 2020. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Big Bottom Distilling, LLC, Outlandish Beverages LLC, Redneck Riviera Whiskey Co., LLC, and Craft Canning + Bottling, LLC and the Azuñia tequila assets. All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.3 million for both the six months ended June 30, 2021 and 2020.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million for both the six months ended June 30, 2021 and 2020.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0 million and $0.7 million for the six months ended June 30, 2021 and 2020, respectively.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of June 30, 2021, two distributors represented 23% of trade receivables. As of December 31, 2020, one distributor represented 14% of trade receivables. Sales to two distributors accounted for 24% of consolidated sales for the period ended June 30, 2021. Sales to one distributor accounted for 18% of consolidated sales for the year ended December 31, 2020.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of June 30, 2021 and December 31, 2020, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

None of the Company’s assets or liabilities were measured at fair value as of June 30, 2021 or December 31, 2020. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of June 30, 2021 and December 31, 2020, the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of June 30, 2021 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of June 30, 2021 and determined that they were not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As of June 30, 2021 and December 31, 2020, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed as of and for the six months ended June 30, 2021 and 2020.

The Company files federal income tax returns in the United States. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2014.

Comprehensive Income

The Company did not have any reconciling other comprehensive income items for the three and six months ended June 30, 2021 and 2020.

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $1.0 million of invoices and incurred $0 million in fees associated with the factoring programs during the six months ended June 30, 2021. As of June 30, 2021, the Company had $0.1 million of factored invoices outstanding.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

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

As of and for the six months ended June 30, 2021, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the six months ended June 30, 2021 and 2020:

(Dollars in thousands)	June 30, 2021	June 30, 2020
Sales	$283	$1,214
Less customer programs and excise taxes	26	270
Net sales	257	944
Cost of sales	160	616
Gross profit	97	328
Operating expenses:
Sales and marketing expenses	22	363
General and administrative expenses	28	202
Loss on disposal of property and equipment	-	73
Total operating expenses	50	638
Income (loss) from operations	47	(310)
Other expense, net
Other income	989	-
Gain on termination of license agreement	2,850	-
Total other expense, net	3,839	-
Net income (loss)	$3,886	$(310)

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

Assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business were as follows:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Assets
Current assets:
Inventories	$-	$3,833
Total current assets	-	3,833
Right-of-use assets	81	96
Other assets	4	93
Total Assets	$85	$4,022

Liabilities
Current liabilities:
Accounts payable	$(13)	$(13)
Current portion of lease liability	32	31
Total current liabilities	19	18
Lease liability - less current portion	54	71
Total Liabilities	$73	$89

5. Inventories

Inventories consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Raw materials	$5,013	$5,455
Finished goods	1,270	1,273
Total inventories	$6,283	$6,728

6. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Furniture and fixtures	$4,583	$4,363
Leasehold improvements	1,637	1,637
Vehicles	824	824
Construction in progress	4	-
Total cost	7,048	6,824
Less accumulated depreciation	(4,051)	(3,715)
Total property and equipment, net	$2,997	$3,109

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

Purchases of property and equipment totaled $0.2 million for both the six months ended June 30, 2021 and 2020. Depreciation expense totaled $0.4 million and $1.0 million for the six months ended June 30, 2021 and 2020, respectively.

During the six months ended June 30, 2021, the Company disposed of fixed assets with a net book value of $0.2 million resulting in a loss on disposal of fixed assets of $0.1 million. As a result of these disposals, the Company received funds of $0.1 million from the sales of the disposed assets. Gain on disposal of fixed assets was $0 million for the six months ended June 30, 2020.

7. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	2,895
Total intangible assets	14,865	14,865
Less accumulated amortization	(1,034)	(827)
Intangible assets, net	$13,831	$14,038

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.2 million for both the six months ended June 30, 2021 and 2020.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. We do, however, on an annual basis, test the indefinite life assets for impairment. If an indefinite life asset is found to be impaired, then we will estimate its useful life and amortize the asset over the remainder of its useful life.

8. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Product branding	$400	$400
Deposits	51	57
Total other assets	451	457
Less accumulated amortization	(201)	(172)
Other assets, net	$250	$285

As of June 30, 2021, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $0 million and $0.1 million for the six months ended June 30, 2021 and 2020, respectively.

The deposits represent office lease deposits.

9.	Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2025. The Company determines if an arrangement is a lease at inception. The Company does not currently have any finance leases. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2021, the amount of right-of-use assets and lease liabilities were $1.0 million and $1.1 million, respectively. Aggregate lease expense for the six months ended June 30, 2021 was $0.4 million, consisting of $0.3 million in operating lease expense for lease liabilities and $0.1 million in short-term lease cost.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

Maturities of lease liabilities as of June 30, 2021 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2021	284
2022	362
2023	274
2024	144
2025	124
Thereafter	-
Total lease payments	1,188
Less imputed interest (based on 6.7% weighted-average discount rate)	(132)
Present value of lease liability	$1,056	3.1

10.	Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	June 30, 2021	December 31, 2020
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2021. Interest is paid monthly.	$-	$2,300
Note payable bearing interest at 1.00%. Loan payments are deferred six months from start of loan. To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, the Company received this loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The loan was forgiven during the first quarter of 2021.	-	1,052
Note payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan. The Company received this loan under the SBA’s PPP. The loan was forgiven during the first quarter of 2021.	-	396
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	247	370
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	105	129
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of June 30, 2021.	110	163
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note has a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit is $0.5 million. The note is secured by the assets of Craft Canning.	500	500
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	127	146
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	197	226
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	211	241
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	879	-
Total notes payable	2,376	5,523
Less current portion	(1,066)	(3,830)
Long-term portion of notes payable	$1,310	$1,693

The Company paid $0.3 million and $0.1 million in interest on notes for the six months ended June 30, 2021 and 2020, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

Maturities on notes payable as of June 30, 2021 were as follows:

(Dollars in thousands)
2021	$279
2022	895
2023	1,073
2024	129
2025	-
Thereafter	-
$2,376

11.	Secured Credit Facilities

6% Secured Convertible Promissory Notes

On April 19, 2021, the Company entered into a securities purchase agreement (“Purchase Agreement”) with accredited investors (“Subscribers”) for their purchase of up to $3.3 million of principal amount of 6% secured convertible promissory notes of the Company (“Note” or “Notes”), which notes are convertible into shares (“Conversion Shares”) of the Company’s common stock, par value $0.0001 per share (“Common Stock”) pursuant to the terms and conditions set forth in the Notes with an initial conversion price of $2.20, in connection with the purchase of such Notes, each Subscriber shall receive a warrant (a “Warrant”), to purchase a number of shares of Common Stock (“Warrant Shares”) equal to 60% of the principal amount of any Note issued to such Subscriber hereunder divided by the conversion price of the Note issued to such Subscriber, at an exercise price equal to $2.60. In connection with the Purchase Agreement, the Company entered into a Security Agreement under which it would grant the Subscribers a security interest in certain assets of the Company (the “Security Agreement”) and a Registration Rights Agreement under which the Company would agree to register for resale the Conversion Shares and the Warrant Shares (the “Registration Rights Agreement”). Concurrently therewith, the Company and the investors closed $3.3 million of the private offering.

Roth Capital, LLC acted as placement agent (the “Placement Agent”) in the private offering, and the Company paid the Placement Agent a cash fee of five percent (5%) of the gross proceeds therefrom. The Company received $3.1 million in net proceeds from the closing, after deducting the fee payable to the Placement Agent and the legal fees of the Subscribers in connection with the transaction. The Company used the proceeds to repay prior outstanding notes payable and for working capital and general corporate purposes.

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022 (the “Maturity Date”). The Company paid $0 million in interest during the six months ended June 30, 2021.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

The Company may prepay the Notes at any time in whole or in part by paying a sum of money equal to 100% of the principal amount to be redeemed, together with accrued and unpaid interest, plus a prepayment fee equal to five percent (5%) of the principal amount to be repaid.

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

Live Oak Loan Agreement

On January 15, 2020, the Company and its subsidiaries entered into a loan agreement (the “Loan Agreement”) between the Company and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Borrowers and to provide funding for general working capital purposes. Under the Loan Agreement, the Lender has committed to make up to two loan advances to the Borrowers in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base equal to 85% of the appraised value of the Borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by the Borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Loan”).

The Loan matured on January 14, 2021 and all amounts outstanding under the Loan became due and payable. On January 8, 2021, the Company entered into an amendment to the Loan Agreement with Live Oak to extend the maturity date to April 13, 2021. On April 13, 2021, the maturity date was amended to further extend it to May 13, 2021. On May 11, 2021, the maturity date was further extended to August 11, 2021. All other material terms of the Loan Agreement remain unchanged. The Lender may at any time demand repayment of the Loan in whole or in part, in which case the Borrowers will be obligated to repay the Loan (or portion thereof for which repayment is demanded) within 30 days following the date of demand. The Borrowers may prepay the Loan, in whole or in part, at any time without penalty or premium.

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0 million in interest during the six months ended June 30, 2021. On February 5, 2021, the Company repaid $3.4 million of the secured credit facility with Live Oak, reducing the principal balance to $3.0 million as of June 30, 2021.

The Loan Agreement contains affirmative and negative covenants that include covenants restricting each Company’s ability to, among other things, incur indebtedness, grant liens, dispose of assets, merge or consolidate, make investments, or enter into restrictive agreements, subject to certain exceptions.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

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

In connection with the Loan Agreement, the Company issued to the Lender a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $3.94 per share (the “Warrant”). The Warrant expires on January 15, 2025. In connection with the issuance of the Warrant, the Company granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions.

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

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income per common share is computed by dividing net loss by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of June 30, 2021, the Company had 2,717,988 dilutive common shares. There were no dilutive common shares as of June 30, 2020 as the Company reported a net loss.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

14.	Stockholders’ Equity

	Shares	Amount	Paid-in Capital	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
Balance, December 31, 2020	10,382	$1	$52,985	$(54,094)	$(1,108)
Stock-based compensation	-	-	23	-	23
Issuance of warrants for secured credit facility	-	-	717	-	717
Issuance of common stock for Azuñia initial earn-out	1,883	-	6,860	-	6,860
Issuance of common stock for services by third parties	110	-	176	-	176
Issuance of common stock for services by employees	43	-	71	-	71
Net income attributable to common shareholders	-	-	-	1,940	1,940
Balance, June 30, 2021	12,418	$1	$60,832	$(52,154)	$8,679

During 2021, the Company issued 152,893 shares of common stock to directors and employees for stock-based compensation of $0.2 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.28 to $1.85 per share. On February 10, 2021 and April 19, 2021, the Company issued 1.2 million shares and 682,669 shares, respectively, of its common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between the Company and Intersect in respect of the Azuñia Tequila acquisition at a weighted-average of $4.67 per share and $1.82 per share, respectively. The Shares constitute the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement.

During 2020, the Company issued 706,987 shares of common stock to directors, employees and consultants for stock-based compensation of $1.0 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.08 to $3.20 per share.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2021, the number of shares available for grant under the 2016 Plan reset to 3,747,583 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of June 30, 2021, there were 77,710 options and 1,202,832 restricted stock units (“RSUs”) issued under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of June 30, 2021, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity as of and for the six months ended June 30, 2021 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	134,931	$4.71
Options granted	5,000	0.53
Options canceled	(62,221)	5.26
Outstanding as of June 30, 2021	77,710	$3.55

Exercisable as of June 30, 2021	73,085	$3.51

The aggregate intrinsic value of options outstanding as of June 30, 2021 was $0 million.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

As of June 30, 2021, there were 6,125 unvested options with an aggregate grant date fair value of $0 million. The unvested options will vest over three (3) years from the grant date. The aggregate intrinsic value of unvested options as of June 30, 2021 was $0 million. During the six months ended June 30, 2021, 15,000 options vested.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the six months ended June 30, 2021:

Risk-free interest rate	1.69%
Expected term (in years)	5.0
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the year ended June 30, 2021 was $1.17. The aggregate grant date fair value of the 5,000 options granted during the six months ended June 30, 2021 was $0 million.

For the six months ended June 30, 2021 and 2020, net compensation expense related to stock options was $0 million and $0.1 million, respectively. As of June 30, 2021, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 1.00 years.

Warrants

During the period ended June 30, 2021, the Company issued an aggregate of 900,000 common stock warrants in connection with the Purchase Agreement. The estimated fair value of the warrants of $0.7 million was recorded as debt issuance cost and will be amortized to interest expense over the maturity period of the secured credit facility, with $0.1 million recorded during the period ended June 30, 2021. During the year ended December 31, 2020, the Company issued an aggregate of 100,000 common stock in connection with the Secured Credit Facility from Live Oak.

The estimated fair value of the warrants at issuance was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	0.84%
Expected term (in years)	4.0
Expected dividend yield	-
Fair value of common stock	$1.74

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2021

(Unaudited)

No warrants were exercised during the six months ended June 30, 2021. A summary of activity in warrants was as follows:

	Warrants	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	240,278	3.2	$4.85	$-
Granted	900,000	3.9	7.17	-
Outstanding as of June 30, 2021	1,140,278	3.5	$3.11	$-

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

On October 24, 2019, the Company’s Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Stephanie Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect. In connection with the acquisition of Azuñia Tequila from Intersect, TQLA is entitled to receive up to 93.88% of the aggregate consideration payable under the Asset Purchase Agreement. On February 10, 2021 and April 19, 2021, the Company issued 1.2 million shares and 682,669 shares, respectively, of its common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between the Company and Intersect in respect of the Azuñia Tequila acquisition at a weighted-average of $4.67 per share and $1.82 per share, respectively. The Shares constitute the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement.

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

On April 19, 2021, the Company issued $7.8 million in principal amount of promissory notes as the Earnout Consideration. The loans mature in full on April 1, 2024 and accrues interest at a rate of 6.0% annually. TQLA received a total of 598,223 shares of common stock and a promissory note in the principal amount of $6.9 million. Robert Grammen, a member of the Company’s Board and a member of Intersect, received a total of 22,027 shares of our common stock and a promissory note in the principal amount of $0.1 million. The notes have a 36-month term with maturity in April 2024.

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

16. Subsequent Events

Debt extension

●	On January 8, 2021, the Company entered into an amendment to its loan agreement (the “Loan Agreement”) with Live Oak to extend the maturity date to April 13, 2021. On April 13, 2021, the maturity date was amended to further extend it to May 13, 2021. On May 11, 2021, the maturity date was amended to further extend it to August 11, 2021. The Company is finalizing an amendment to further extend it an additional sixty days. All other material terms of the Loan Agreement remain unchanged.

Warrant Exercise

●

On July 30, 2021, 900,000 warrants were exercised for gross proceeds of $2.4 million. The Company used the net proceeds of the exercise of the existing warrants for the acquisition of capital equipment and general working capital needs.

Concurrent with the warrant exercise, the Company issued new warrants to purchase up to 900,000 shares of common stock. The new warrants have substantially the same terms as the existing warrants with an exercise price of $3.00 per share, are exercisable five years after they become exercisable, and will become exercisable upon the Company’s receipt of approval from its stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion should be read in conjunction with the consolidated financial statements and notes. This section of the Quarterly Report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about the following:

●	Impact of the COVID-19 pandemic, and the resulting negative economic impact and related governmental actions;
●	Our ability to secure additional financing and achieve positive working capital;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our continuing to focus on and ability to realize our strategic objectives;
●	Our intention to implement actions to improve profitability, manage expenses, increase sales and utilize inventory and accounts receivable balances to help satisfy our working capital needs;
●	Our continuing to follow our approach to product development;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to retain, market and grow our existing brands, the effect that may have on other brands, and our ability to profitably sell our brands;
●	Our ability to financially support the brands in the market;
●	Our ability to protect our intellectual property, including trademarks and tradenames related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capacity to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers and/or any potential supply chain disruption;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies and the application of regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains), changes in related reserves, or changes in tax rules or accounting standards;
●	Our ability to expand our business and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Our ability to position our brands as attractive acquisition candidates;
●	Our ability to realize the anticipated benefits of our canned beverage, mobile canning and bottling operations and expected growth in the canned beverages industry;
●	The possibility of negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects
●	Our ability to attract and retain key board, executive or employee talent; and
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements.

You should not place undue certainty on these forward-looking statements, which speak only as of the date made, and except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause differences include, but are not limited to, customer acceptance risks for current and new brands, reliance on external sources on financing, development risks for new products and brands, dependence on wholesale distributors, inventory carrying issues, fluctuations in market demand and customer preferences, as well as general conditions of the alcohol and beverage industry, and other factors discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2020 entitled “Risk Factors,” and those contained from time to time in our other filings with the Securities and Exchange Commission.

Use of Non-GAAP Financial Information – Certain matters presented in this report, including the information presented in Part I under “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” include measures that are not measures of financial performance under U.S. Generally Accepted Accounting Principles (GAAP). These non-GAAP measures should not be considered in isolation or as a substitute for any measure derived in accordance with GAAP, and also may be inconsistent with similarly titled measures presented by other companies.

Business Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. We employ 74 people in the United States.

Our brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors in open states and brokers in control states. We operate a mobile craft canning and bottling business (“Craft C+B”) that primarily services the craft beer and craft cider industries. Craft C+B operates 13 mobile lines in Seattle, Washington; Portland, Oregon; and Denver, Colorado.

Principal Spirits Brands and Products During 2021

●	Hue-Hue (pronounced “way-way”) Coffee Rum – cold-brewed free-trade, single-origin Arabica coffee beans grown at the Finca El Paternal Estate in Huehuetenango, Guatemala that is sourced and then lightly roasted through Portland Roasting Company. The concentrated brew is then blended with premium silver rum and a trace amount of Demerara sugar, giving our Hue-Hue a natural, deep, smooth richness.
●	Azuñia Tequila – estate-crafted, smooth, clean craft tequila with authentic flavor from the local terroir. It is the exclusive export of Agaveros Unidos de Amatitán and a second generation, family-owned-and-operated Rancho Miravalle estate, which has created tequila for over 20 years. Made with 100% pure Weber Blue Agave grown in dedicated fields of the Tequila Valley, it is harvested by hand and roasted in traditional clay hornos, and then finished with a natural, open-air fermentation process and bottled on-site in small batches using a consistent process to deliver field-to-bottle quality.

●	Portland Potato Vodka – Portland’s award-winning premium craft vodka. The key to producing our vodka is to distill it four times. While most vodka is made from grain used in whiskey, we use potatoes and natural spring water sourced from the state of Oregon.
●	Burnside Whiskey –We source the best ingredients available to produce Burnside Whiskey. We develop each blend using the various qualities of Quercus Garryana, the native Oregon Oak. Expanding on our initial experiment in 2012, we made it our mission to turn the Burnside program into a one- of-a-kind oak study. Our blends are all distinctive from one another, and the treatment of oak is equally specific.
●	Eastside Brands – We make the unique by blending together the unusual, craft inspired, experiential brands and high-quality artisan, in-and-out, seasonal and ongoing limited edition products. Each Eastside-branded product is rare and hard-to-get with a peculiar balance of age and innovation, craftsmanship and curiosity, creativity and restraint.

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

Bottling

Supplies all needed packaging and has the ability to package in two primary bottle sizes

Specialized packaging and quality control equipment

We have invested heavily to expand our business through acquisitions and making substantial investments in branding and production; however, we have not achieved profitability. The immediate task at hand is to focus on a new sustainable business strategy. Based on a complete review and analysis of our competitive position, market opportunity and assets, we have identified components of the strategy that we believe would improve operating results. Management believes the following components of the strategy are in place and working:

●	Strong spirits brands and products;
●	Established 3 tier national distributor partnerships;
●	Strong market position in Oregon, which is benefiting from an industry-wide growth in craft spirits;
●	Experience in distilling, blending, and barrel aging for craft spirits;
●	Significantly reduced cash burn rate;
●	Valuable asset in its employees; and
●	Craft Canning division benefits from growth and accretive margin expansion opportunities generating cash flow.

Areas that we need incremental work include the following:

●	Effective integration of Azuñia Tequila;
●	Increased gross margins for our spirits portfolio at industry standards; and
●	A sustainable strategy, fiscal plan, and predictable results.

We completed our 3-year strategic plan during the second quarter and will embark on the following:

●	Key Strategic Pillars
	○	Shift the mix of Craft C+B/Spirits revenue to 75/25;
	○	Rapidly build free cash flow from Craft C+B;
	○	Build enterprise value via spirits portfolio topline sales;
	○	Prioritize speed of execution in all we do without compromising return on investment;
	○	Focus on depth versus breadth in our approach to markets and customers; and
	○	Attract large core institutional investors for capital, constituency, expertise, and support.
●	Financial Targets
	○	The plan contemplates revenues approaching $70 million in Year 3 (2024); and
	○	Ultimately achieving double digit EBITDA margins.
●	Additional Authorized Share Usage
	○	The plan allocates 7 million shares for the 3-year capital plan and potential capital raises over the 3-year period; and
	○	Additional shares above the 7 million would be used for accretive-bolt-on acquisitions that can catapult the Company to the next level of revenue and value.
●	Craft C+B
	○	The Craft C+B business will undergo a transformation, expanding mobile reach and adding capability in can printing, pasteurization and a high-speed fixed canning location.
●	Spirits
	○	The cash flow from Craft C+B will fuel the discretionary spend for Spirits and allow focus on 4 brands (Portland Potato Vodka, Burnside, Eastside Brands and Azuñia) to expand distribution and accelerate growth driving the Company’s enterprise value.

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

Results of Operations

Overview

On February 2, 2021, our subsidiary, Redneck Riviera Whiskey Co, LLC (“RRWC”), entered into a Termination and Inventory Purchase Agreement (the “Termination Agreement”) with Rich Marks, LLC, John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”), pursuant to which, on February 5, 2021, RRWC sold all of its inventory of Redneck Riviera, Granny Rich, and Howdy Dew distilled spirits products, including finished goods, raw materials, and barrel inventory, as well as all assignable certificates of label approval/exemption, branding, permits, and registrations relating thereto, for $4.7 million. In addition, Eastside terminated its Amended and Restated License Agreement (the “License Agreement”) dated May 31, 2018 by and among Eastside, RRWC, Rich Marks, LLC, and John D. Rich TISA Trust U/A/D March 27, 2018, Dwight P. Miles, Trustee in exchange for $3.0 million. In connection with the Termination Agreement, the Company entered into a Supplier Agreement dated as of February 2, 2021 with RSG, pursuant to which the Company will produce certain products and perform specified services for RSG for a six (6) month period on the terms and conditions set forth in the Supplier Agreement. The Company did not incur any penalties as a result of the termination of the License Agreement.

As of and for the six months ended June 30, 2021, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Consolidated Statements of Operations Data for the Six Months Ended June 30, 2021 and 2020

(Dollars in thousands)	2021	2020
Sales	$6,861	$6,967
Less customer programs and excise taxes	411	416
Net sales	6,450	6,551
Cost of sales	4,558	4,405
Gross profit	1,892	2,146
Sales and marketing expenses	1,411	2,483
General and administrative expenses	4,112	4,443
(Gain) loss on disposal of property and equipment	61	(19)
Total operating expenses	5,584	6,907
Loss from operations	(3,692)	(4,761)
Interest expense	(471)	(623)
Other income	2,217	-
Income (loss) from discontinued operations	3,886	(310)
Net income (loss)	$1,940	$(5,694)
Gross margin	29%	33%
Non-cash operating income (expenses)	$(2,169)	$2,675

Six Months Ended June 30, 2021 Compared to the Six Months Ended June 30, 2020

Our sales for the six months ended June 30, 2021 were flat at $6.9 million from $7.0 million for the six months ended June 30, 2020. The following table compares our sales during the six months ended June 30, 2021 and 2020, and excludes the retail tasting room and Redneck Riviera sales that have been classified as discontinued operations:

(Dollars in thousands)	2021		2020
Wholesale finished goods	$2,759	40%	$2,849	41%
Canning & Bottling	4,100	60%	4,058	58%
Bulk spirit sales	2	0%	60	1%
Total	$6,861		$6,967

Customer Programs and Excise Taxes

Customer programs and excise taxes were flat at $0.4 million for both the six months ended June 30, 2021 and 2020.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing and/or service labor and overhead, warehousing rent, packaging, and in-bound freight charges. During both the six months ended June 30, 2021 and 2020, cost of sales were flat.

Gross Profit and Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin for the six months ended June 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Gross profit	$1,892	$2,146
Gross margin	29%	33%

Our goal is to improve our overall gross margin by increasing the efficiencies and reducing the footprint of our production facility as well as to evaluate the materials in our finished goods to create economies of scale by creating consistency among the dry goods across our brands.

Sales and Marketing Expenses

Sales and marketing expenses for the six months ended June 30, 2021 decreased to $1.4 million, or approximately 43%, from $2.5 million for the six months ended June 30, 2020. This decrease was primarily due to a $0.9 million decrease in compensation related to lower headcount as we focus our sales efforts in markets west of the Rockies and select other regions.

General and Administrative Expenses

General and administrative expenses for the six months ended June 30, 2021 decreased to $4.1 million, or approximately 7%, from $4.4 million for the six months ended June 30, 2020. This decrease was primarily due to a decrease in non-cash expenses related to depreciation and amortization from the Craft Canning acquisition and leasehold improvements to our production facility.

Other Income (Expense)

Total other income, net, was $2.2 million for the six months ended June 30, 2021 compared to $0 million for the six months ended June 30, 2020 primarily due to forgiveness of our loans under the U.S. government Paycheck Protection Program (“PPP Loans”) and the remeasurement of deferred consideration for the final Azuñia earn-out.

Consolidated Statements of Operations Data for the Three Months Ended June 30, 2021 and 2020

(Dollars in thousands)	2021	2020
Sales	$3,618	$3,834
Less customer programs and excise taxes	235	195
Net sales	3,383	3,639
Cost of sales	2,240	2,218
Gross profit	1,143	1,421
Sales and marketing expenses	635	970
General and administrative expenses	1,901	2,287
(Gain) on disposal of property and equipment	-	(20)
Total operating expenses	2,536	3,237
Loss from operations	(1,393)	(1,816)
Interest expense	(345)	(319)
Other income	17	-
Loss from discontinued operations	(47)	(51)
Net loss	$(1,768)	$(2,186)
Gross margin	34%	39%
Non-cash operating income	480	1,227

Three Months Ended June 30, 2021 Compared to the Three Months Ended June 30, 2020

Our sales for the three months ended June 30, 2021 were flat at $3.6 million from $3.8 million for the three months ended June 30, 2020. The following table compares our sales during the three months ended June 30, 2021 and 2020, and excludes the retail tasting room and Redneck Riviera sales that have been classified as discontinued operations:

(Dollars in thousands)	2021		2020
Wholesale finished goods	$1,437	40%	$1,215	32%
Canning & Bottling	2,180	60%	2,563	67%
Bulk spirit sales	1	0%	56	1%
Total	$3,618		$3,834

Customer Programs and Excise Taxes

Customer programs and excise taxes were flat at $0.2 million for both the three months ended June 30, 2021 and 2020.

Cost of Sales

During both the three months ended June 30, 2021 and 2020, our cost of sales were flat.

Gross Profit and Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin for the three months ended June 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Gross profit	$1,143	$1,421
Gross margin	34%	39%

Our gross margin of 34% of net sales for the three months ended June 30, 2021 decreased from our gross margin of 39% for the three months ended June 30, 2020.  We restructured our spirit’s go-to-market strategy with additional brands, which affected our gross margin in the second quarter. Craft C+B’s gross margin decreased primarily due to a change in product and services mix and higher raw material costs as a result of supply chain shortages due to COVID-19.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended June 30, 2021 decreased to $0.6 million, or approximately 35%, from $1.0 million for the three months ended June 30, 2020. This decrease was primarily due to a $0.4 million decrease in compensation related to lower headcount and reductions in unproductive marketing expenses.

General and Administrative Expenses

General and administrative expenses for the three months ended June 30, 2021 decreased to $1.9 million, or approximately 17%, from $2.3 million for the three months ended June 30, 2020. This decrease was primarily due to non-cash expenses related to depreciation and amortization from the Craft C+B acquisition, leasehold improvements to our production facility, and reductions in headcount and professional expenses.

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

For the six months ended June 30, 2021 and 2020, we had net income (loss) of $1.9 million and $(5.7) million, respectively, and an accumulated deficit of $52.2 million as of June 30, 2021. We have been dependent on raising capital from debt and equity financings and utilization of our inventory to meet our needs for cash flow used in operating activities. See Notes 10 and 11 to our financial statements for a description of our debt. In addition, for the six months ended June 30, 2021, we consumed $0.4 million of our inventories.

To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic during 2020, we applied for and received a PPP loan of $1.4 million. During 2021, the Small Business Administration (“SBA”) notified us that it approved our request for full forgiveness of the PPP loan in the principal amount of $1.4 million.

As of June 30, 2021, we had $1.1 million of cash on hand with working capital of $2.0 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on reducing our operating costs, raising additional debt or equity capital, selling assets and generating positive operating cash flow, primarily through increased sales, improved profit growth, and controlling expenses. We intend to implement actions to improve profitability, by managing expenses while continuing to increase sales. See Notes 10 and 11 to our financial statements for a description of our debt. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow related information for the six months ended June 30, 2021 and 2020 was as follows:

(Dollars in thousands)	2021	2020
Net cash flows provided by (used in):
Operating activities	$(0.2)	$(2.1)
Investing activities	$3.3	$0.1
Financing activities	$(2.9)	$3.6

Operating Activities

Total cash used in operating activities was $(0.2) million during the six months ended June 30, 2021 compared to $(2.1) million during the six months ended June 30, 2020. The decrease in cash usage was be primarily attributed to improved management of current assets of $1.8 million.

Investing Activities

Cash provided by investing activities was $3.3 million during the six months ended June 30, 2021 and consisted of $3.3 million received for the Termination Agreement with RSG. During the six months ended June 30, 2020, we incurred capital expenditures of $0.1 million and received proceeds from sales of fixed assets of $0.2 million.

Financing Activities

Total cash used in financing activities was $(2.9) million during the six months ended June 30, 2021 compared to cash provided of $3.6 million during the six months ended June 30, 2020. Net cash flows used in financing activities during the six months ended June 30, 2021 consisted of $3.6 million of payments on principal payments of our secured credit facilities and $2.6 million of payments on principal of notes payable; offset by proceeds from secured credit facilities of $3.3 million. Net cash flows provided by financing activities during the six months ended June 30, 2020 primarily consisted of $6.3 million of proceeds from the establishment of a new secured credit facility; offset by $3.0 million payoff and termination of the existing secured credit facility, $1.4 million of proceeds from the Paycheck Protection Program and $0.1 million in proceeds from debt borrowing on an existing line of credit with our bank.

Lines of Credit

Since 2019, we utilized an existing accounts receivable factoring line of credit with ENGS Commercial Capital, LLC that provides for a minimum of $0.5 million purchased accounts receivable and a maximum of $1.0 million of purchased accounts receivable. The advance rate is 85%, and interest is charged against the greater of $0. million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. The Company factored $0.7 million of invoices during the period ended June 30, 2021. As of June 30, 2021, the Company had $0.1 million of factored invoices outstanding.

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $0.3 million of invoices during the period ended June 30, 2021. As of June 30, 2021, the Company had $0 million of factored invoices outstanding.

Inventory Line

In January 2020, we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base of up to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan is secured by all assets of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bears interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest is payable monthly. Additionally, the Company issued to Live Oak 100,000 warrants to purchase common stock at an exercise price of $3.94 per share. The proceeds of the Live Oak Loan were used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. As of June 30, 2021, the balance of the Live Oak Loan was $3.0 million.

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.3 million for both the six months ended June 30, 2021 and 2020.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million for both the six months ended June 30, 2021 and 2020.

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Net stock-based compensation was $0.1 million for both the six months ended June 30, 2021 and 2020.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of June 30, 2021 and December 31, 2020.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of June 30, 2021, two distributors represented 23% of trade receivables. As of December 31, 2020, one distributor represented 14% of trade receivables. Sales to two distributors accounted for 24% of consolidated sales for the period ended June 30, 2021. Sales to one distributor accounted for 18% of consolidated sales for the year ended December 31, 2020.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of June 30, 2021.

As of the end of the period covered by this report, there have been no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

See Current Report on Form 8-K filed on April 23, 2021 regarding sale of 6% Secured Convertible Promissory Notes and Warrants.

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

EASTSIDE DISTILLING, INC.

Date: August 12, 2021	By:	/s/ Paul Block
Paul Block
Chief Executive Officer, Director
(Principal Executive Officer)

Date: August 12, 2021	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

