Form 10-Q
period 2021-09-30
Eastside Distilling, Inc.
filed 2021-11-15
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of November 15, 2021, 15,525,811 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2021

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2021 and December 31, 2020

(Dollars in thousands, except shares and per share amounts)

	September 30, 2021	December 31, 2020
	Unaudited
Assets
Current assets:
Cash	$2,770	$836
Trade receivables, net	1,338	694
Inventories	6,058	6,728
Prepaid expenses and current assets	1,897	750
Current assets held for sale	-	3,833
Total current assets	12,063	12,841
Property and equipment, net	2,455	3,109
Right-of-use assets	881	1,270
Intangible assets, net	13,728	14,038
Other assets, net	239	285
Non-current assets held for sale	74	189
Total Assets	$29,440	$31,732

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,399	$1,864
Accrued liabilities	922	1,452
Deferred revenue	-	23
Current portion of secured credit facilities, net of debt issuance costs	2,977	6,405
Deferred consideration for Azuñia acquisition	-	15,452
Other current liabilities, related party	-	700
Current portion of notes payable	918	3,830
Current portion of lease liabilities	332	515
Current liabilities held for sale	20	18
Total current liabilities	6,568	30,259
Lease liabilities, net of current portion	583	817
Secured credit facilities, net of debt issuance costs	2,722	-
Notes payable, related parties	6,963	-
Notes payable, net of current portion	1,256	1,693
Non-current liabilities held for sale	46	71
Total liabilities	18,138	32,840

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 35,000,000 and 15,000,000 shares authorized; 14,087,028 and 10,382,015 shares issued and outstanding as of September 30, 2021 and December 31, 2020, respectively	1	1
Additional paid-in capital	67,653	52,985
Accumulated deficit	(56,352)	(54,094)
Total Stockholders’ Equity (Deficit)	11,302	(1,108)
Total Liabilities and Stockholders’ Equity (Deficit)	$29,440	$31,732

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2021 and 2020

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Sales	$3,277	$4,275	$10,138	$11,242
Less customer programs and excise taxes	114	257	525	673
Net sales	3,163	4,018	9,613	10,569
Cost of sales	2,017	2,614	6,575	7,019
Gross profit	1,146	1,404	3,038	3,550
Operating expenses:
Sales and marketing expenses	489	806	1,900	3,289
General and administrative expenses	1,801	2,346	5,913	6,789
(Gain) loss on disposal of property and equipment	360	(112)	421	(131)
Total operating expenses	2,650	3,040	8,234	9,947
Loss from operations	(1,504)	(1,636)	(5,196)	(6,397)
Other income (expense), net
Interest expense	(414)	(252)	(885)	(875)
Other income	25	37	2,242	37
Total other income (expense), net	(389)	(215)	1,357	(838)
Loss before income taxes	(1,893)	(1,851)	(3,839)	(7,235)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(1,893)	(1,851)	(3,839)	(7,235)
Net income (loss) from discontinued operations	(17)	84	3,869	(227)
Net income (loss)	(1,910)	(1,767)	30	(7,462)
Deemed dividend-warrant price protection-revaluation adjustment	(2,288)	-	(2,288)	-
Net loss attributable to common shareholders	$(4,198)	$(1,767)	$(2,258)	$(7,462)

Basic net loss per common share	$(0.32)	$(0.17)	$(0.19)	$(0.75)
Basic weighted average common shares outstanding	13,055	10,104	12,145	9,947

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)

(Unaudited)

	2021	2020
Cash Flows From Operating Activities:
Net income (loss)	$30	$(7,462)
Net (income) loss from discontinued operations	(3,869)	227
Adjustments to reconcile net income (loss) to net cash used in operating activities
Depreciation and amortization	903	1,858
Bad debt expense	1	69
Forgiveness of debt - Paycheck Protection Program	(1,448)	-
(Gain) loss on disposal of assets	421	(131)
Inventory allowance	-	250
Remeasurement of deferred consideration	(750)	-
Amortization of debt issuance costs	222	226
Interest accrued to secured credit facilities	91	-
Issuance of common stock in exchange for services for related parties	131	468
Issuance of common stock in exchange for services for third parties	263	234
Stock-based compensation	25	243
Changes in operating assets and liabilities:
Trade receivables, net	(644)	(57)
Inventories	669	1,756
Prepaid expenses and other assets	(1,565)	88
Right-of-use assets	362	370
Accounts payable	(467)	(1,376)
Accrued liabilities	(531)	835
Other liabilities, related party	(700)	250
Deferred revenue	(23)	316
Net lease liabilities	(390)	(427)
Net cash used in operating activities	(7,269)	(2,263)
Net cash provided by (used in) operating activities of discontinued operations	4,617	(592)
Net cash used in operating activities	(2,652)	(2,855)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	110	621
Purchases of property and equipment	(189)	(414)
Net cash provided by (used in) investing activities of continuing operations	(79)	207
Net cash provided by investing activities of discontinued operations	3,362	28
Net cash provided by investing activities	3,283	235
Cash Flows From Financing Activities:
Issuance of common stock from warrant exercise for cash, net of expenses	2,375	-
Proceeds from issuance of common stock	2,009	-
Proceeds from secured credit facilities	3,300	6,337
Proceeds from notes payable	-	1,538
Payments of principal on secured credit facilities	(3,601)	-
Payments of principal on notes payable	(2,780)	(4,639)
Net cash provided by financing activities of continuing operations	1,303	3,236
Net cash provided by financing activities	1,303	3,236
Net increase in cash	1,934	616
Cash at the beginning of the period	836	343
Cash at the end of the period	$2,770	$959

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$654	$636
Cash paid for amounts included in measurement of lease liabilities	$540	$519

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock pursuant to Azuñia earn-out	$6,860	$-
Issuance of notes payable pursuant to Azuñia final earn-out	$7,842	$-
Warrants issued in relation to secured credit facilities	$717	$98
Deemed dividend - warrant price protection-revaluation adjustment	$2,288	$-
Right-of-use assets obtained in exchange for lease obligations	$-	$1,153

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, exports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 70 people in the United States.

The Company’s brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). The Company sells products on a wholesale basis to distributors in open states, and brokers in control states, and until March 2020, operated four retail tasting rooms in Portland, Oregon to market our brands directly to consumers. The Company operates a mobile craft canning and bottling business (“Craft Canning”) that primarily services the craft beer and craft cider industries. Craft Canning operates 14 mobile lines in Seattle, Portland and Denver.

2. Liquidity

The Company’s primary capital requirements are for cash used in operating activities and the repayment of debt. Funds for the Company’s cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings. The Company has been dependent on raising capital from debt and equity financings to meet the Company’s operating needs.

As of September 30, 2021, the Company had $2.8 million of cash on hand with working capital of $5.5 million. The Company’s working capital has increased $22.9 million from December 31, 2020 as cash and prepaid balances have increased and it has repaid or refinanced current debt since year-end. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2021, its operating results for the three and nine months ended September 30, 2021 and 2020 and its cash flows for the nine months ended September 30, 2021 and 2020. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2020. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Redneck Riviera Whiskey Co., LLC, and Craft Canning + Bottling, LLC and the Azuñia tequila assets. All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

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

The Company recognizes sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return. The Company excludes sales tax collected and remitted to various states from sales and cost of sales.

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid to customers totaled $0.4 million and $0.5 million for the nine months ended September 30, 2021 and 2020, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 and $0.2 million for the nine months ended September 30, 2021 and 2020, respectively.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

Stock-Based Compensation

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and are subject to periodic market adjustments at the end of each reporting period and as the underlying stock-based awards vest. Stock-based compensation was $0 million and $0.9 million for the nine months ended September 30, 2021 and 2020, respectively.

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of September 30, 2021 and December 31, 2020.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of September 30, 2021, two wholesale customers represented 27% of trade receivables. As of December 31, 2020, one wholesale customer represented 14% of trade receivables. Sales to two wholesale customers accounted for 24% of consolidated sales for the period ended September 30, 2021. Sales to one wholesale customer accounted for 18% of consolidated sales for the year ended December 31, 2020.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of September 30, 2021 and December 31, 2020, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

None of the Company’s assets or liabilities were measured at fair value as of September 30, 2021 or December 31, 2020. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of September 30, 2021 and December 31, 2020, the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of September 30, 2021 and determined that they were not impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of September 30, 2021 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As of September 30, 2021 and December 31, 2020, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed as of and for the nine months ended September 30, 2021 and 2020.

The Company files federal income tax returns in the United States. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2014.

Comprehensive Income

The Company did not have any reconciling other comprehensive income items for the three and nine months ended September 30, 2021 and 2020.

Accounts Receivable Factoring Program

The Company has entered into two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $1.7 million of invoices and incurred $0 million in fees associated with the factoring programs during the nine months ended September 30, 2021. As of September 30, 2021, the Company had $0.1 million of factored invoices outstanding.

Recently Adopted Accounting Pronouncements

In May 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”). ASU 2021-04 clarifies the accounting for modifications or exchanges of freestanding, equity-classified, written call options (for example, warrants) that remain equity which are classified after a modification or exchange. The amendments that relate to the recognition and measurement of earnings per share (“EPS”) for certain modifications or exchanges of freestanding, equity-classified, written call options affect entities that present EPS. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and will be applied prospectively. Early adoption of this standard is permitted, including adoption in an interim period. The Company adopted ASU 2021-04 as of January 1, 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

As of and for the nine months ended September 30, 2021, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Sales	$283	$1,768
Less customer programs and excise taxes	31	340
Net sales	252	1,428
Cost of sales	168	901
Gross profit	84	527
Operating expenses:
Sales and marketing expenses	22	447
General and administrative expenses	32	231
Loss on disposal of property and equipment	-	76
Total operating expenses	54	754
Income (loss) from operations	30	(227)
Other income, net
Other income	989	-
Gain on termination of license agreement	2,850	-
Total other expense, net	3,839	-
Net income (loss)	$3,869	$(227)

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

Assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business were as follows:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Assets
Current assets:
Inventories	$-	$3,833
Total current assets	-	3,833
Right-of-use assets	74	96
Other assets	-	93
Total Assets	$74	$4,022

Liabilities
Current liabilities:
Accounts payable	$(13)	$(13)
Current portion of lease liability	33	31
Total current liabilities	20	18
Lease liability - less current portion	46	71
Total Liabilities	$66	$89

5. Inventories

Inventories consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Raw materials	$5,022	$5,455
Finished goods	1,036	1,273
Total inventories	$6,058	$6,728

6. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Prepayment of fixed assets	$1,294	$295
Prepayment of inventory	415	73
Other	188	382
Total prepaid expenses and current assets	$1,897	$750

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

7. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Furniture and fixtures	$3,909	$4,363
Leasehold improvements	1,637	1,637
Vehicles	824	824
Total cost	6,370	6,824
Less accumulated depreciation	(3,915)	(3,715)
Total property and equipment, net	$2,455	$3,109

Purchases of property and equipment totaled $0.2 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively. Depreciation expense totaled $0.6 million and $1.4 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021, the Company disposed of fixed assets with a net book value of $0.5 million resulting in a loss on disposal of fixed assets of $0.4 million. As a result of these disposals, the Company received funds of $0.1 million from the sales of the disposed assets. Gain on disposal of fixed assets was $0.1 million for the nine months ended September 30, 2020.

8. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	2,895
Total intangible assets	14,865	14,865
Less accumulated amortization	(1,137)	(827)
Intangible assets, net	$13,728	$14,038

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.3 million and $0.4 million for the nine months ended September 30, 2021 and 2020, respectively.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. We do, however, on an annual basis, test the indefinite life assets for impairment. If an indefinite life asset is found to be impaired, then the Company will estimate its useful life and amortize the asset over the remainder of its useful life.

9. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Product branding	$400	$400
Deposits	54	57
Total other assets	454	457
Less accumulated amortization	(215)	(172)
Other assets, net	$239	$285

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

As of September 30, 2021, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $0 million and $0.1 million for the nine months ended September 30, 2021 and 2020, respectively.

The deposits represent office lease deposits.

10. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2025. The Company determines if an arrangement is a lease at inception. The Company does not currently have any finance leases. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2021, the amount of right-of-use assets and lease liabilities were both $0.9 million. Aggregate lease expense for the nine months ended September 30, 2021 was $0.6 million, consisting of $0.4 million in operating lease expense for lease liabilities and $0.2 million in short-term lease cost.

Maturities of lease liabilities as of September 30, 2021 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2021	$112
2022	362
2023	274
2024	144
2025	124
Thereafter	-
Total lease payments	1,016
Less imputed interest (based on 6.7% weighted-average discount rate)	(101)
Present value of lease liability	$915	3.0

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

11. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	September 30, 2021	December 31, 2020
Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest was due May 1, 2021. Interest is paid monthly.	$-	$2,300
Note payable bearing interest at 1.00%. Loan payments are deferred six months from start of loan. To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, the Company received this loan under the Small Business Administration’s (“SBA”) Paycheck Protection Program (“PPP”). The loan was forgiven during the first quarter of 2021.	-	1,052
Note payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan. The Company received this loan under the SBA’s PPP. The loan was forgiven during the first quarter of 2021.	-	396
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	123	370
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	92	129
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft Canning must also provide annual financial statements and tax returns. Craft Canning was in compliance with all debt covenants as of September 30, 2021.	83	163
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note has a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit is $0.5 million. The note is secured by the assets of Craft Canning.	500	500
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	118	146
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	182	226
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft Canning.	197	241
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	879	-
Total notes payable	2,174	5,523
Less current portion	(918)	(3,830)
Long-term portion of notes payable	$1,256	$1,693

The Company paid $0.5 million and $0.2 million in interest on notes for the nine months ended September 30, 2021 and 2020, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

Maturities on notes payable as of September 30, 2021 were as follows:

(Dollars in thousands)
2021	$79
2022	893
2023	1,073
2024	129
2025	-
Thereafter	-
$2,174

12. Secured Credit Facilities

6% Secured Convertible Promissory Notes

On April 19, 2021, the Company entered into a securities purchase agreement (“Purchase Agreement”) with accredited investors (“Subscribers”) for their purchase of up to $3.3 million of principal amount of 6% secured convertible promissory notes of the Company (“Note” or “Notes”), which notes are convertible into shares (“Conversion Shares”) of the Company’s common stock, par value $0.0001 per share pursuant to the terms and conditions set forth in the Notes with an initial conversion price of $2.20. In connection with the purchase of such Notes, each Subscriber received a warrant (“Existing Warrant”), to purchase a number of shares of common stock (“Warrant Shares”) equal to 60% of the principal amount of any Note issued to such Subscriber divided by the conversion price of the Note issued to such Subscriber, at an exercise price equal to $2.60. In connection with the Purchase Agreement, the Company entered into a Security Agreement under which it granted the Subscribers a security interest in certain assets of the Company (the “Security Agreement”) and a Registration Rights Agreement under which the Company agreed to register for resale the Conversion Shares and the Warrant Shares. Concurrently therewith, the Company and the investors closed $3.3 million of the private offering.

Roth Capital, LLC acted as placement agent in the private offering, and the Company paid the Placement Agent a cash fee of five percent (5%) of the gross proceeds therefrom. The Company received $3.1 million in net proceeds from the closing, after deducting the fee payable to the Placement Agent and the legal fees of the Subscribers in connection with the transaction. The Company used the proceeds to repay prior outstanding notes payable and for working capital and general corporate purposes.

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022. The Company paid $0 million in interest during the nine months ended September 30, 2021.

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

On July 30, 2021, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with the holders of the Existing Warrants to exercise for cash their Existing Warrants. The Company received gross proceeds of $2.4 million on the exercise of the outstanding warrants, and recognized a deemed dividend of $2.3 million based on the Black Scholes valuation as a result of the higher strike price on the July 2021 issued warrants, which is included in the consolidated statements of operations. See additional discussion in Note 15.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

The Loan matured on January 14, 2021 and all amounts outstanding under the Loan became due and payable. On January 8, 2021, the Company entered into an amendment to the Loan Agreement with Live Oak to extend the maturity date to April 13, 2021. On April 13, 2021, the maturity date was amended to further extend it to May 13, 2021. On May 11, 2021, the maturity date was further extended to August 11, 2021. On August 11, 2021, the maturity date was further extended to October 11, 2021. On October 11, 2021, the maturity date was further extended to November 11, 2021. The Company is finalizing an amendment to further extend the maturity date of its Loan Agreement with Live Oak. All other material terms of the Loan Agreement remain unchanged. The Lender may at any time demand repayment of the Loan in whole or in part, in which case the Borrowers will be obligated to repay the Loan (or portion thereof for which repayment is demanded) within 30 days following the date of demand. The Borrowers may prepay the Loan, in whole or in part, at any time without penalty or premium.

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.1 million in interest during the nine months ended September 30, 2021. On February 5, 2021, the Company repaid $3.4 million of the secured credit facility with Live Oak, reducing the principal balance to $3.0 million as of September 30, 2021.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

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

14. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Diluted net income per common share is computed by dividing net income by the sum of the weighted average number of common shares outstanding and the potential number of any dilutive common shares outstanding during the period. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options and convertible notes. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. As of September 30, 2021, the Company had 2,711,364 dilutive common shares. There were no dilutive common shares as of September 30, 2020 as the Company reported a net loss.

15. Stockholders’ Equity

	Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	10,382	$1	$52,985	$(54,094)	$(1,108)
Stock-based compensation	-	-	25	-	25
Issuance of common stock from warrant exercise for cash, net of expenses	900	-	2,375	-	2,375
Issuance of warrants for secured credit facility	-	-	717	-	717
Issuance of common stock for Azuñia initial earn-out	1,883	-	6,860	-	6,860
Issuance of common stock for services by third parties	141	-	263	-	263
Issuance of common stock for services by employees	63	-	131	-	131
Issuance of common stock, sold for cash, net	718	-	2,009	-	2,009
Deemed dividend-warrant price protection-revaluation adjustment	-	-	2,288	(2,288)	-
Net income	-	-	-	30	30
Balance, September 30, 2021	14,087	$1	$67,653	$(56,352)	$11,302

Issuance of Common Stock

During 2021, the Company issued 204,088 shares of common stock to directors and employees for stock-based compensation of $0.4 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.28 to $2.98 per share.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

On July 30, 2021, the Company entered into Inducement Letters with the holders of the Existing Warrants to exercise their Existing Warrants and purchased 900,000 shares of common stock for gross proceeds of $2.4 million.

In September 2021, the Company sold 718,255 shares of common stock for net proceeds of $2.0 million in at-the-market public placements.

During 2020, the Company issued 706,987 shares of common stock to directors, employees and consultants for stock-based compensation of $1.0 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.08 to $3.20 per share.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2021, the number of shares available for grant under the 2016 Plan reset to 3,747,583 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of September 30, 2021, there were 71,086 options and 1,253,522 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of September 30, 2021, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity as of and for the nine months ended September 30, 2021 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2020	134,931	$4.71
Options granted	5,000	0.53
Options canceled	(68,845)	5.31
Outstanding as of September 30, 2021	71,086	$3.34

Exercisable as of September 30, 2021	65,503	$3.21

The aggregate intrinsic value of options outstanding as of September 30, 2021 was $0 million.

As of September 30, 2021, there were 5,583 unvested options with an aggregate grant date fair value of $0 million. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and three years from the grant date. The aggregate intrinsic value of unvested options as of September 30, 2021 was $0 million. During the nine months ended September 30, 2021, 13,667 options vested.

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

September 30, 2021

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2021:

Risk-free interest rate	1.69%
Expected term (in years)	5.0
Dividend yield	-
Expected volatility	75%

The weighted-average grant-date fair value per share of stock options granted during the year ended September 30, 2021 was $1.17. The aggregate grant date fair value of the 5,000 options granted during the nine months ended September 30, 2021 was $0 million.

For the nine months ended September 30, 2021 and 2020, net compensation expense related to stock options was $0 million and $0.2 million, respectively. As of September 30, 2021, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.8 years.

On August 11, 2021, the Company’s annual compensation program for its board of directors was approved. Effective October 1, 2021, it now includes 1) annual board member fees of $0.05 million, paid in quarterly installments, (2) an annual board chair premium of $0.02 million, paid in quarterly installments, (3) an annual committee chair premium of $0.01 million, paid in quarterly installments, and (4) an annual committee member fee of $0.02 million, paid in quarterly installments. The directors have agreed to be compensated in RSU's in lieu of cash payment.

Warrants

From April 19, 2021 through May 12, 2021, Company issued in a private placement, Existing Warrants to purchase up to 900,000 shares of common stock at an exercise price of $2.60 per Warrant Share. The estimated fair value of the warrants of $0.7 million was recorded as debt issuance cost and will be amortized to interest expense over the maturity period of the secured credit facility, with $0.2 million recorded during the period ended September 30, 2021.

On July 30, 2021, the Company entered into Inducement Letters with the holders of the Existing Warrants whereby such holders agreed to exercise for cash their Existing Warrants to purchase the 900,000 Warrant Shares in exchange for the Company’s agreement to issue new warrants (the “New Warrants”) to purchase up to 900,000 shares of common stock (the “New Warrant Shares”). The New Warrants have substantially the same terms as the Existing Warrants, except that the New Warrants have an exercise price of $3.00 per share, are exercisable until August 19, 2026. The Company received gross proceeds of $2.4 million on the exercise of the outstanding warrants, and recognized a deemed dividend of $2.3 million based on the Black Scholes valuation as a result of the higher strike price on the July 2021 issued warrants, which is included in the consolidated statements of operations as a deemed dividend - warrant price protection-revaluation adjustment and in additional paid-in capital in the consolidated balance sheets.

During the year ended December 31, 2020, the Company issued a warrant to purchase an aggregate of 100,000 shares of common stock at an exercise price of $3.94 per share in connection with the Secured Credit Facility from Live Oak.

The estimated fair value of the Company’s outstanding warrants was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the weighted-average assumptions below:

Volatility	75%
Risk-free interest rate	0.69%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$3.88

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

A summary of activity in warrants was as follows:

	Warrants	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	240,278	3.2	$4.85	$-

Granted	1,800,000	4.8	2.29	-
Exercised	(900,000)	-	2.60	-
Outstanding as of September 30, 2021	1,140,278	4.2	$3.39	$-

16. Related Party Transactions

The following is a description of transactions since January 1, 2020 as to which the amount involved exceeds the lesser of $0.1 million or one percent (1%) of the average of total assets at year-end for the last two completed fiscal years, which was $0.3 million, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

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

On April 19, 2021, the Company issued $7.8 million in principal amount of promissory notes as the Earnout Consideration. The loans mature in full on April 1, 2024 and accrue interest at a rate of 6.0% annually. TQLA received a total of 598,223 shares of common stock and a promissory note in the principal amount of $6.9 million. Robert Grammen, a member of the Company’s Board and a member of Intersect, received a total of 22,027 shares of the Company’s common stock and a promissory note in the principal amount of $0.1 million. The notes have a 36-month term with maturity in April 2024.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2021

(Unaudited)

17. Subsequent Events

Debt extension

The Company is finalizing an amendment to further extend the maturity date of its Loan Agreement with Live Oak. All other material terms of the Loan Agreement remain unchanged.

Securities Purchase Agreement for Private Placement

On October 19, 2021, Company entered into a securities purchase agreement (“Purchase Agreement”) with an accredited investor (“Subscriber”) for its purchase of 2.5 million shares (“Preferred Shares”) of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a purchase price of $1.00 per Preferred Share, which Preferred Shares are convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series B Preferred Stock of the Company with an initial conversion price of $3.10 per share and 850,000 shares of common stock were reserved. In connection with the purchase of such Shares, the Subscriber received a warrant to purchase up to 116,666 shares of common stock at an exercise price equal to $3.75 per share.

The Company received $2.5 million in net proceeds from the closing, after deducting the legal fees of the Subscriber in connection with the transaction. The Company intends to use the proceeds for acquisition of capital equipment, working capital, and general corporate purposes.

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date.

At-the-Market Public Placements

During the period from September 20, 2021 to November 8, 2021, the Company sold 579,398 shares of common stock for net proceeds of $1.5 million in at-the-market public placements.

Other

On October 1, 2021, the Company issued 9,385 shares of common stock under the 2016 Plan to directors.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

The following discussion should be read in conjunction with the consolidated financial statements and notes. This section of the Quarterly Report includes “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook and involve uncertainties that could significantly impact results. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words indicating anticipation or speculation such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions.

You should not place undue certainty on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause our expectations to be unfulfilled include those discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2020 entitled “Risk Factors” as well as factors we have not yet anticipated.

Business Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. We employ 70 people in the United States.

Our brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors in open states and brokers in control states. We operate a mobile craft canning and bottling business (“Craft C+B”) that primarily services the craft beer and craft cider industries. Craft C+B operates 14 mobile lines in Seattle, Washington; Portland, Oregon; and Denver, Colorado.

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

We will seek to utilize our public company stature to our advantage and position our spirits portfolio as a leading tier 2 spirits provider that develops brands, expands geographic presence and positions for either a sale to a tier 1 supplier or continued ownership with growth in revenue and cash flow. We will look to grow, and vertically integrate, our Craft Canning portfolio.

Recent Developments

During 2020, Craft C+B experienced increased demand and revenue growth as customers preferred to fill cans for a wider off-premise usage. In order to meet this demand, we invested in additional canning lines. This pandemic-fueled growth slowed during 2021 and Craft C+B is expected to perform more in line with pre-pandemic sales.

Beginning mid-year 2020 and throughout 2021, the canning industry faced a shortage of aluminum cans. However, we believe we have sourced enough cans to supply our current business plan. While off-premise business has seen an increase in spirits sales, the customer focus has been on major brands and larger format bottles, which we do not currently have on the national platform. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including a decrease in sales volume in on-premise accounts where products are typically consumed immediately, such as bars and restaurants. This negative trend has continued through the current period.

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

Results of Operations

Overview

On February 2, 2021, our subsidiary, Redneck Riviera Whiskey Co, LLC (“RRWC”), entered into a Termination and Inventory Purchase Agreement (the “Termination Agreement”) with Rich Marks, LLC, John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”), pursuant to which, on February 5, 2021, RRWC sold all of its inventory of Redneck Riviera, Granny Rich, and Howdy Dew distilled spirits products, including finished goods, raw materials, and barrel inventory, as well as all assignable certificates of label approval/exemption, branding, permits, and registrations relating thereto, for $4.7 million. In addition, Eastside terminated its Amended and Restated License Agreement (the “License Agreement”) dated May 31, 2018 by and among Eastside, RRWC, Rich Marks, LLC, and John D. Rich TISA Trust U/A/D March 27, 2018, Dwight P. Miles, Trustee in exchange for $3.0 million. In connection with the Termination Agreement, the Company entered into a Supplier Agreement dated as of February 2, 2021 with RSG, pursuant to which the Company will produce certain products and perform specified services for RSG for a six month period on the terms and conditions set forth in the Supplier Agreement. The Company did not incur any penalties as a result of the termination of the License Agreement.

As of and for the nine months ended September 30, 2021, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations and recorded separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Consolidated Statements of Operations Data for the Nine Months Ended September 30, 2021 and 2020

(Dollars in thousands)	2021	2020
Sales	$10,138	$11,242
Less customer programs and excise taxes	525	673
Net sales	9,613	10,569
Cost of sales	6,575	7,019
Gross profit	3,038	3,550
Sales and marketing expenses	1,900	3,289
General and administrative expenses	5,913	6,789
(Gain) loss on disposal of property and equipment	421	(131)
Total operating expenses	8,234	9,947
Loss from operations	(5,196)	(6,397)
Interest expense	(885)	(875)
Other income	2,242	37
loss from continuing operations	(3,839)	(7,235)
Income (loss) from discontinued operations	3,869	(227)
Net income (loss)	30	(7,462)
Deemed dividend-warrant price protection-revaluation adjustment	(2,288)	-
Net loss attributable to common shareholders	$(2,258)	$(7,462)
Gross margin	32%	34%

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

Sales

Our sales for the nine months ended September 30, 2021 decreased to $10.1 million from $11.2 million for the nine months ended September 30, 2020 primarily due to Craft C+B. During 2021, the craft beer canning industry supply chain restrictions have become less impactful and on-premise accounts have opened from the COVID pandemic, brewers have begun to purchase raw material again and shift sales to the on-premise bottle and keg packages. This year-on-year shift in supply and return to on-premise sales caused the mobile beer canning industry to service smaller runs at higher costs suppressing sales and margin. In addition, sales of spirits were down from last year due to Azuñia supply chain constraints, discontinuing our legacy spirits brands and slower distribution expansion outside Oregon due to distributor issues. The following table compares our sales during the nine months ended September 30, 2021 and 2020, and excludes the retail tasting room and Redneck Riviera sales that have been classified as discontinued operations:

(Dollars in thousands)	2021		2020
Wholesale finished goods	$4,234	42%	$4,471	40%
Canning & Bottling	5,898	58%	6,692	60%
Bulk spirit sales	6	0%	79	0%
Total	$10,138		$11,242

Customer Programs and Excise Taxes

Customer programs and excise taxes for the nine months ended September 30, 2021 decreased to $0.5 million from $0.7 million for the nine months ended September 30, 2020 primarily due to a reduction in discounting.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing and/or service labor and overhead, warehousing rent, packaging, and in-bound freight charges. For the nine months ended September 30, 2021 cost of sales decreased to $6.6 million from $7.0 million for the nine months ended September 30, 2020 primarily due to lower sales, offset by higher cost of goods and in-bound freight.

Gross Profit and Gross Margin

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross margin is gross profits stated as a percentage of net sales.

The following table compares our gross profit and gross margin for the nine months ended September 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Gross profit	$3,038	$3,550
Gross margin	32%	34%

Our gross margin of 32% of net sales in the nine months ended September 30, 2021 decreased from 34% for the nine months ended September 30, 2020 primarily due to higher cost of goods and in-bound freight.

Our goal is to improve our overall gross margin by increasing the efficiencies and reducing the footprint of our production facility as well as to evaluate the materials in our finished goods to create economies of scale by creating consistency among the dry goods across our brands.

Sales and Marketing Expenses

Sales and marketing expenses for the nine months ended September 30, 2021 decreased to $1.9 million from $3.3 million for the nine months ended September 30, 2020 primarily due to a $1.2 million decrease in compensation related to lower headcount primarily in sales as we focus our sales efforts in markets west of the Rockies and select other regions.

General and Administrative Expenses

General and administrative expenses for the nine months ended September 30, 2021 decreased to $5.9 million from $6.8 million for the nine months ended September 30, 2020 primarily due to a decrease in non-cash expenses related to depreciation and amortization from the Craft C+B acquisition and leasehold improvements to our production facility.

Other Income (Expense)

Total other income, net, was $2.2 million for the nine months ended September 30, 2021 compared to $0 million for the nine months ended September 30, 2020 primarily due to forgiveness of our loans under the U.S. government Paycheck Protection Program (“PPP Loans”) and the remeasurement of deferred consideration for the final Azuñia earn-out.

Net Income (Loss)

Net income was $0.1 million for the nine months ended September 30, 2021 compared to a net loss of $(7.5) million for the nine months ended September 30, 2020 primarily due to total other income (expense) and income (loss) from discontinued operations.

Deemed Dividend - Warrant Price Protection-Revaluation Adjustment

Deemed dividend - warrant price protection-revaluation adjustment was $2.3 million for the nine months ended September 30, 2021 and related to the exercise of outstanding warrants.

Consolidated Statements of Operations Data for the Three Months Ended September 30, 2021 and 2020

(Dollars in thousands)	2021	2020
Sales	$3,277	$4,275
Less customer programs and excise taxes	114	257
Net sales	3,163	4,018
Cost of sales	2,017	2,614
Gross profit	1,146	1,404
Sales and marketing expenses	489	806
General and administrative expenses	1,801	2,346
(Gain) loss on disposal of property and equipment	360	(112)
Total operating expenses	2,650	3,040
Loss from operations	(1,504)	(1,636)
Interest expense	(414)	(252)
Other income	25	37
Loss from continuing operations	(1,893)	(1,851)
Income (loss) from discontinued operations	(17)	84
Net loss	(1,910)	(1,767)
Deemed dividend-warrant price protection-revaluation adjustment	(2,288)	-
Net loss attributable to common shareholders	$(4,198)	$(1,767)
Gross margin	36%	35%

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

Sales

Our sales for the three months ended September 30, 2021 decreased to $3.3 million from $4.3 million for the three months ended September 30, 2020 primarily due to Craft C+B. During 2021, the craft beer canning industry supply chain restrictions have become less impactful and on-premise accounts have opened from the COVID pandemic, brewers have begun to purchase raw material again and shift sales to the on-premise bottle and keg packages. This year-on-year shift in supply and return to on-premise sales caused the mobile beer canning industry to service smaller runs at higher costs suppressing sales and margin. In addition, sales of spirits were down from last year due to Azuñia supply chain constraints, California distributor management of Portland Potato Vodka and slower distribution expansion outside Oregon due to distributor issues. The following table compares our sales during the three months ended September 30, 2021 and 2020, and excludes the retail tasting room and Redneck Riviera sales that have been classified as discontinued operations:

(Dollars in thousands)	2021		2020
Wholesale finished goods	$1,475	45%	$1,622	38%
Canning & Bottling	1,798	55%	2,634	62%
Bulk spirit sales	4	0%	19	0%
Total	$3,277		$4,275

Customer Programs and Excise Taxes

Customer programs and excise taxes for the three months ended September 30, 2021 decreased to $0.1 million from $0.3 million for the three months ended September 30, 2020 primarily due to a reduction in discounting.

Cost of Sales

Cost of sales consists of the costs of ingredients utilized in the production of spirits, manufacturing and/or service labor and overhead, warehousing rent, packaging, and in-bound freight charges. For the three months ended September 30, 2021 cost of sales decreased to $2.0 million from $2.6 million for the three months ended September 30, 2020 in line with the reduction in sales.

Gross Profit and Gross Margin

The following table compares our gross profit and gross margin for the three months ended September 30, 2021 and 2020:

(Dollars in thousands)	2021	2020
Gross profit	$1,146	$1,404
Gross margin	36%	35%

Our gross margin of 36% in the three months ended September 30, 2021 increased from 35% for the three months ended September 30, 2020 primarily due to an improvement in Spirts margins partially offset by lower margins for Craft C+B.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended September 30, 2021 decreased to $0.5 million from $0.8 million for the three months ended September 30, 2020 primarily due to a $0.3 million decrease in compensation related to lower headcount primarily in sales as we focus our sales efforts in markets west of the Rockies and select other regions.

General and Administrative Expenses

General and administrative expenses for the three months ended September 30, 2021 decreased to $1.8 million from $2.3 million for the three months ended September 30, 2020 primarily due to a decrease in non-cash expenses related to depreciation and amortization from the Craft C+B acquisition and leasehold improvements to our production facility.

Net Loss

Net loss was $(1.9) million for the three months ended September 30, 2021 and $(1.8) million for the three months ended September 30, 2020 primarily due to lower gross profit and net income (loss) from discontinued operations, offset by decreased operating expenses.

Deemed Dividend - Warrant Price Protection-Revaluation Adjustment

Deemed dividend - warrant price protection-revaluation adjustment was $2.3 million for the three months ended September 30, 2021 and related to the exercise of outstanding warrants.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities and the repayment of debt. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as from convertible debt and equity financings. We have been dependent on raising capital from debt and equity financings to meet our operating needs.

To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic during 2020, we applied for and received a PPP Loan of $1.4 million. During 2021, the Small Business Administration (“SBA”) notified us that it approved our request for full forgiveness of the PPP Loan in the principal amount of $1.4 million.

As of September 30, 2021, we had $2.8 million of cash on hand with working capital of $5.5 million. Our working capital has increased $22.9 million from December 31, 2020 as we have increased our cash and prepaid balances and repaid or refinanced current debt since year-end. Our ability to meet our ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow, primarily through increased sales, improved profit growth, and controlling expenses. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair our ability to be successful.

Our cash flow results for the nine months ended September 30, 2021 and 2020 were as follows:

(Dollars in thousands)	2021	2020
Net cash flows provided by (used in):
Operating activities	$(2.6)	$(2.9)
Investing activities	$3.3	$0.2
Financing activities	$1.3	$3.2

Operating Activities

Total cash used in operating activities was $2.6 million during the nine months ended September 30, 2021 compared to $2.9 million during the nine months ended September 30, 2020. The decrease in cash usage was primarily attributed to improved management of our operating assets and liabilities, as well as net cash from operating activities of discontinued operations.

Investing Activities

Total cash provided by investing activities was $3.3 million during the nine months ended September 30, 2021 and consisted of $3.4 million received for the Termination Agreement with RSG. During the nine months ended September 30, 2020, we received proceeds from sales of fixed assets of $0.6 million and incurred capital expenditures of $0.4 million.

Financing Activities

Total cash provided by financing activities was $1.3 million during the nine months ended September 30, 2021 compared to $3.2 million during the nine months ended September 30, 2020. Net cash flows provided by financing activities during the nine months ended September 30, 2021 consisted of proceeds from secured credit facilities of $3.3 million, the issuance of common stock from the warrant exercise for cash, net of expenses, of $2.4 million, and proceeds from the issuance of common stock of $2.0 million; offset by $3.5 million of principal payments of our secured credit facilities and $2.8 million of payments on principal of notes payable. Net cash flows provided by financing activities during the nine months ended September 30, 2020 primarily consisted of $6.3 million of proceeds from the establishment of a new secured credit facility; offset by $3.0 million payoff and termination of the existing secured credit facility, $1.4 million of proceeds from the Paycheck Protection Program and $0.1 million in proceeds from debt borrowing on an existing line of credit with our bank.

Lines of Credit

Since 2019, we utilized an existing accounts receivable factoring line of credit with ENGS Commercial Capital, LLC that provides for a minimum of $0.5 million purchased accounts receivable and a maximum of $1.0 million of purchased accounts receivable. The advance rate is 85%, and interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. The Company factored $1.3 million of invoices during the period ended September 30, 2021. As of September 30, 2021, the Company had $0.1 million of factored invoices outstanding.

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $0.3 million of invoices during the period ended September 30, 2021. As of September 30, 2021, the Company had $0 million of factored invoices outstanding.

Inventory Line

In January 2020, we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base of up to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan is secured by all assets of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bears interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest is payable monthly. Additionally, the Company issued to Live Oak 100,000 warrants to purchase common stock at an exercise price of $3.94 per share. The proceeds of the Live Oak Loan were used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. As of September 30, 2021, the balance of the Live Oak Loan was $3.0 million. The loan matured on November 11, 2021. We are finalizing an amendment to further extend it.

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

Intangible Assets

On September 12, 2019, we purchased the Azuñia brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Azuñia brand has been determined to have an indefinite life and will not be amortized. We do, however, on an annual basis, test the indefinite life for impairment. If the indefinite life is found to be impaired, then we will estimate its useful life and amortize the asset over the remainder of its useful life.

We estimate the brand’s fair value using discounted estimated future cash flows or market information and will impair it when its carrying amount exceeds its estimated fair value, in which case we will write it down to its estimated fair value. We consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, net sales and discount rates.

We have the option, before quantifying the fair value, to evaluate qualitative factors to assess whether it is more likely than not that our brand is impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.

Based on our assumptions, we believe that the Azuñia brand is not impaired.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures were effective as of September 30, 2021.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2021, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

None

ITEM 6 – EXHIBITS

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 *	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

Date: November 15, 2021	By:	/s/ Paul Block
Paul Block
Chief Executive Officer
(Principal Executive Officer)

Date: November 15, 2021	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

