Form 10-K
period 2021-12-31
Eastside Distilling, Inc.
filed 2022-03-30
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 001-38182

EASTSIDE DISTILLING, INC.

(Name of small business issuer as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2321 NE Argyle Street, Unit D

Portland, Oregon 97211

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter was $ 28,945,413 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

As of March 30, 2022, 14,961,450 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-K

December 31, 2021

PART I

Cautionary Note Regarding Forward-Looking Statements

The statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about any of the following:

●	Impact of the COVID-19 pandemic, and the resulting negative economic impact and related governmental actions;
●	Our ability to secure additional financing and achieve positive working capital;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to retain, market and grow our existing brands, the effect that may have on other brands, and our ability to profitably sell our brands;
●	Our ability to financially support the brands in the market;
●	Our ability to protect our intellectual property, including trademarks and tradenames related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capacity to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers and/or any potential supply chain disruption;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies and the application of regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains), changes in related reserves, or changes in tax rules or accounting standards;
●	Our ability to expand our business and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects;
●	Our ability to attract and retain key board, executive or employee talent;
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements; and
●	Our ability to position our brands as attractive acquisition candidates.

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

Item 1. BUSINESS

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in two segments. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 34 U.S. states. Our Craft Canning and Bottling segment provides canning and bottling services to the craft beer and cider industries in Washington, Oregon and Colorado. We employ 71 people in the United States.

Mission-What We Do

Our mission is to source, make and deliver the best in class, end-to-end craft spirits brands and product portfolio; and we contract pack cans and bottles with distinct capability and craftsmanship.

Vision-What We Want to Be

To be the one premium, preferred and “scaled” craft spirits, mobile canning and can printing company in the Western United States dominating the markets and segments we choose to serve.

Strategy

Our spirits brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors in open states, and brokers in control states. Craft Canning + Bottling (“Craft C+B”) primarily services the craft beer, cider and kombucha business. Craft C+B operates 14 mobile lines in Seattle and Spokane, Washington; Portland, Oregon; and Denver, Colorado.

Eastside Distilling is unique in several specific areas: (1) to our knowledge, we are the only craft spirits company listed on Nasdaq, (2) we do not function as a traditional craft distillery with store fronts relying on local sales, (3) our contract manufacturing division is diversified, and (4) we have a diversified portfolio of spirits brands. We are similar to other craft distillers in that (1) we have concentrated local volume, (2) we produce small batches and remain within the volume definition of “Craft”, and (3) our brands achieve success through differentiation, discovery and distribution.

The U.S. spirits market is occupied by large multi-national conglomerates with substantially more resources than Eastside Distilling. However, we can use our small size to be fast, focused, and flexible in our strategy. If we attempt to grow too quickly, we may lack the underlying strength required to build scale with loyalty via strong unaided awareness and powerfully derived attributes. Moreover, attempting to focus our “frame-of-reference” to compete with the biggest brands in the most expensive venues, is likely to fail unless we first establish underlying brand equity.

Our strategy is to utilize our public company stature to our advantage and position to expand our two distinct businesses – Spirits and Craft C+B. Our spirits portfolio is to be positioned as a leading regional craft spirits provider that develops brands, expands geographic presence and positions for either a sale to a tier 1 supplier or continued ownership with growth in revenue and cash flow. We look to grow and vertically integrate our Craft C+B business to expand our product offerings and improve our competitive position. These two segments are detailed below.

Segments

Spirits

Over the years, we have developed, matured, perfected, or acquired then launched many award-winning spirits while evolving to meet the growing demand for quality products and services associated with the burgeoning craft and premium beverage trade. Our portfolio includes originals like the Quercus garryana barrel-finished Burnside Whiskey family, Portland Potato Vodka, Hue-Hue Coffee Rum, and Azuñia Tequilas. We strive to bring premium beverages to the masses, not the few.

●

Burnside Whiskey Family – Our Burnside Whiskey Family celebrates the unique attributes of the native Oregon Oak tree (Quercus garryana). The unique complexity of each distinct whiskey comes from blending Oregon Oak barrels of differing sizes, char levels, and ages. After an initial experiment in 2012, we made it our mission to turn the Burnside program into a one-of-a-kind oak study.

●

Portland Potato Vodka – Our award-winning premium craft vodka is distilled four times to ensure a smooth finish. While most vodka is made from grain, we source award winning premium potato ethanol and blend it with pristine water sourced from Oregon.

●

Hue-Hue (pronounced “way-way”) Coffee Rum – Premium silver rum is blended with concentrated cold-brewed coffee and a small amount of Demerara sugar. We source fair-trade, single-origin Arabica coffee beans from the Finca El Paternal Estate in Huehuetenango, Guatemala that are lightly roasted for us by Portland Coffee Roasters.

5

●

Azuñia Tequilas – Smooth, clean, tequilas crafted by Rancho Miravalle, a second generation, family-owned-and-operated estate, bursting with authentic flavor from the local terroir of Tequila Valley, Mexico. 100% pure Weber Blue Agave is harvested by hand, roasted in traditional clay hornos, and finished with a natural, open-air fermentation process. It is bottled on-site in small batches using a consistent process to deliver consistent field-to-bottle quality and exclusively exported by Agaveros Unidos de Amatitán.

●

Eastside Brands – We make the unique by blending together the unusual, craft inspired, experiential brands and high-quality artisan, in-and-out, seasonal and ongoing limited edition products. Each Eastside-branded product is rare and hard-to-get with a peculiar balance of age and innovation, craftsmanship and curiosity, creativity and restraint.

Craft Canning + Bottling

With 10 years of experience in the canning business, we’ve become the West’s most trusted and premier mobile packaging provider. We serve locations in Oregon, Washington and Colorado. Our team of professionals have packaged hundreds of award-winning products across both established and innovative beverage segments - beer, wine, cider, RTD cocktails, kombucha, seltzer, and many more. We use extensive proprietary and data-driven quality control measures and a robust clean-in-place procedure in order to provide the best packaging service for our customers. We take great pride in helping local beverage producers expand their distribution reach by using our service to offer industry-top quality and branding. Our greatest asset is the unmatched expertise of our talented group of packaging professionals who show up every day to go above and beyond to get the job done.

Our Craft mobile team offers a variety of services and products, including:

●

High Mobile Canning Capacity – We operate 14 Wild Goose MC-250 machines, with the capacity to can over 150,000 barrels per year. In addition to the canning lines, we use custom in-house designed fully automated depalletizers and twist rinses.

●	Large Craft Volumes – With capabilities of around 600-800 cases per shift, we can manage any volume. Averaging 40 cans per minute, each machine can do 100 cases per hour.
●

Dedicated Team – All of our employees are carefully and rigorously trained. A fully insured workforce is ready to take on any and all of the customer’s packaging needs. We believe in continuous improvement and we understand the value of our clients’ products and dedicate ourselves to making every run a successful run.

●

Quality Control – Hach Orbispheres measure our dissolved oxygen (“DO”) during packaging to ensure the lowest Total Packaged Oxygen for the customer’s can. We use luminometers and ATP swabs to ensure sanitation of our equipment. We can provide Zahm & Nagel volume meters to measure carbon dioxide (“CO2”) volumes in carbonated products before packaging. As masters of the “double seam” we frequently take on-site measurements with micrometers. We also offer CMC Kuhnke technology to generate even more accurate measurements in the form of visual seam reports.

●

Velcorin and Nitrogen Dosing – We have both velcorin and nitrogen dosing capabilities that supports microbial control and allows packaging of still products in addition to carbonated and nitrogenated beverages.

●	Pre-printing and Outfeed Labeling – Bringing on advanced digital can printing technology from Hinterkopf in Q2 2022 allows us to offer customers both world-class aesthetics and full sustainability in an end-to-end branding and packaging solution, accessible from our smallest to our largest customers. We also provide outfeed labeling and the ability to package customer-provided branded cans of all varieties.

●	Location Flexibility – We allow our customers to choose the location of canning. We bring our mobile equipment to their facility, or our customers can bring their product to us for co-packing.

We have secured an innovative printer that will revolutionize the growing custom canning operation. The new printer, the German-made Hinterkopf D240.2, is the only one of its kind on the West Coast and one of ten in the world. The new acquisition gives Craft C+B the ability to offer unparalleled customization and flexibility to craft beverage producers seeking direct printing for canning projects of all sizes. The new printer will be in operation starting April 2022.

We will print 12-ounce or 16-ounce cans in any quantity with any image, with a minimum order of 400 cans. This flexibility allows for custom graphics of limited releases, vintages, partnerships, and special events.

In anticipation of the printer, we partnered with a leading can provider to provide quality canning services from end to end. The new partnership guarantees a current and future supply of domestically manufactured Crown cans, cost-effective solutions for our customers, and improved logistics for beverage producers.

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

We rely on a limited number of suppliers for the sourcing of our spirit products and raw materials, including our distillate products and other ingredients. These suppliers consist of third-party producers in the U.S and Mexico. One key supplier is Agaveros Unidos de Amatitan, SA. de CV., which supplies tequila to us. We are working with this key supplier to adjust contract terms that we have been subject to since the acquisition of the Azuñia Tequila assets in 2019. We do not have long-term, written agreements with any of our other suppliers for the production of raw materials. However, we believe that we have consistent and reliable third-party sources for the needed materials. We produce and bottle all our spirits for distribution, regardless of whether the distillation phase of the process was at our facility or at one of our suppliers.

Distribution Network

U.S. Distribution

Producers and importers of beverage alcohol in the U.S. must sell their products through a three-tier distribution system. Typically, a brand is first sold to a network of distributors, or wholesalers, covering the U.S., in either “open” states or “control” states.

In the 33 open states, the distributors are generally large, privately held companies. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell alcoholic beverages. We primarily focus our distribution efforts in six open states; California, Arizona, Colorado, Texas, Washington and Florida.

In the 17 control states, the states themselves function as the distributor, and regulate suppliers, including our Company. In control states, producers and importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit. Our largest distribution channel is in the state of Oregon through the Oregon Liquor Control Commission.

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

Wholesalers and Distributors

In the United States, we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. As a result, we depend on distributors for sales, product placement and retail store penetration. All of the distributors with whom we currently work also distribute our competitors’ products and brands. As a result, we must foster and maintain our relationships with our distributors. Through our internal sales team, we have established relationships for our brands with wholesale distributors in the states where we sell our products, and our products are sold in the U.S. by these wholesale distributors, as well as by various state beverage alcohol control agencies.

Significant Customers

Sales to one customer, the Oregon Liquor Control Commission, accounted for approximately 20% and 18% of our consolidated sales for the years ended December 31, 2021 and 2020, respectively.

Sales Team

Spirits

We have a total spirits sales force of eight people and have an average of over ten years of industry experience with premium spirits brands.

Our spirits sales personnel are engaged in the day-to-day interaction with our distributors, which includes setting quotas, coordinating promotional plans for our brands, maintaining adequate levels of stock, brand education and training and sales calls with distributor personnel. Our sales team also maintains relationships with key chain and retail customers through independent sales calls. They also schedule promotional events, create local brand promotion plans, host in-store tastings, where permitted, and provide wait staff and bartender training and education for our brands.

In addition, we have also engaged for our spirits business Park Street, a provider of back-office administrative, fulfillment, and logistical services for alcohol and beverage distributors, which services include state compliance, logistics planning, order processing, order fulfillment, distributor chargeback and bill-support management and certain accounting and reporting services. We believe given our smaller scale that we can leverage the outsourced services of Park Street to reduce complexity and increase profitability.

Craft C+B

The canning sales force is made up of four members, three of which focus on their respective regions. Their goal is to connect with and onboard new clients, survey and promote new and emerging beverage markets for craft package services, as well as maintain relations with current clients. The sales team provides a premium customer service experience from introductory conversations about mobile canning to the very first packaging day and beyond. Their previous experience of operating the equipment gives them deep knowledge to share with prospective customers, including trust and accountability. Our sales team is keen on strong partnerships that allow for sustainable success. And we partner with local guilds and associations for creative collaborations, booth events and sponsorships.

Advertising, Marketing and Promotion

To build and sell our brands, we must effectively communicate with three distinct audiences: distributors, retail trade and end consumers. Social media, sponsorships, micro events sampling and other promotional activities help to establish and reinforce the image of our brands, and to provide the push into the trade and pull through out of the trade that our customers demand.

In the spirits category, consumers “drink the image,” therefore brand identity and getting consumers through the purchase funnel (awareness, consideration, trail, purchase and advocacy) is just as important as pricing, promotion and place in the marketing mix.

For major marketing decisions regarding high stakes activity like packaging changes and new product development, we conduct primary qualitative and quantitative research with end consumers. Our fundamental strategy is to “learn as we grow” – market test and then consistently challenge ourselves to be vigilant about what worked, what didn’t and whether to stop, continue or improve.

We have significantly narrowed our focus on building three main brands, Burnside Whiskeys, Portland Potato Vodka and Azuñia Tequilas, across six key markets.

In Oregon, which has the strongest distribution for Burnside Whiskeys and Portland Potato Vodka, our focus is on closing the distribution gaps and on driving consumer pull through major local sponsorships in Portland, Oregon of the Portland Trail Blazers, Portland Pickles and Hood To Coast Relay. These are all both brand building and volume driving opportunities.

In our five other key states where Azuñia is the lead brand, driving distribution is the main priority, with some local tequila events and tastings scheduled to drive awareness and trial. In these states, we focus mostly on price promotions, point-of-sale materials, and in-store and off-premise promotions to make the most of our limited resources.

Intellectual Property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks which we own. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S. where we distribute our brands. The trademarks may be registered in the names of our subsidiaries. In the U.S., trademark registrations need to be renewed every ten years. We expect to register our trademarks in additional markets as we expand our distribution territories.

Seasonality

Our business has historically followed the spirits industry seasonality trends with peak sales generally occurring in the fourth calendar quarter in spirits, primarily due to seasonal holiday buying. Our Craft C+B business typically has peak sales mid to late summer.

Competition

We compete on the basis of quality, authenticity, and artisanal spirits. Our premium brands compete with other alcoholic and nonalcoholic beverages for market share. We compete with numerous multinational producers and distributors of beverage alcohol products, many of which have greater resources than us. We focus on the premium and super-premium segments of the market, which typically have higher prices per case and higher gross profit margins, and with our experienced marketing and sales force, we believe that we provide greater focus on smaller brands and individual consumer preferences and take advantage of regional market opportunities. However, our relative capital position and resources may limit our marketing capabilities, our ability to expand into new markets and our negotiating ability with our distributors.

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

The mobile canning and bottling industry is highly fragmented and very competitive. The threat of new entrants is high. Moreover, we compete at the hyper-local scale, where we have a customer base concentrated in the craft beer segment. One of our greatest threats associated with losing customers is the customer’s own growth and success. As new brewers grow, they are able to afford the investment in their own canning line.

Government Regulation

We are subject to the jurisdiction of the Federal Alcohol Administration Act, U.S. Customs laws, and the Alcoholic Beverage Control laws of the states where our products are distributed, among many other regulations.

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

We are subject to U.S. regulations on spirits, marketing, and advertising, such as style, media and messages. Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. All beverage alcohol products sold in the U.S. must include warning statements related to risks of drinking beverage alcohol products.

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

Employees

As of March 30, 2022, we have 71 employees, 12 of whom are in sales and marketing, 43 in production/canning/bottling, and 16 of whom are in administration. All employees are full-time with the exception of 2 part time production employees. We will continue to monitor our staffing in light of the impacts of COVID and streamlining on our operations for working capital needs.

Geographic Information

Spirits currently sells its products in 34 states. Craft C+B operates in three states.

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

RISKS RELATING TO OUR BUSINESS

Failure to retain and recruit executive management and to build morale and improve performance could negatively impact our business.

Eastside Distilling’s success depends upon the efforts and abilities of our executive management team, key senior management, and a high-quality employee base, as well as our ability to attract, motivate, reward, and retain them. If one of our executive officers or critical senior management terminates his or her employment, we may not be able to replace their expertise, fully integrate new personnel or replicate the prior working relationships. The loss of critical employees might significantly delay or prevent the achievement of our business objectives. Qualified individuals with the breadth of skills and experience in our industry that we require are in high demand, and we may incur significant costs to attract them. Difficulties in hiring or retaining key executive or employee talent, or the unexpected loss of experienced employees could have an adverse impact on our business performance. In addition, we could experience business disruption and/or increased costs related to organizational changes, reductions in workforce, or other cost-cutting measures. We recently experienced a significant change to our executive leadership team as our Chairman and Chief Executive Officer resigned in February 2022.

Negative impact of the COVID-19 pandemic could reduce operational efficiency and reduce sales.

Our business continues to be susceptible to disruption from any number of current and ongoing challenges brought on by the COVID-19 pandemic. The impact of consumer business and government responses to the COVID-19 pandemic has had a significant impact on the operations and financial condition of many businesses. Those include employees being required to work remotely, not travel and otherwise alter their normal working conditions. Businesses have been closed and supply chains and manufacturing have been disrupted. Consumer buying habits have shifted and may continue to shift, which may result in fewer sales of our products. These and other impacts from the COVID-19 pandemic and any other similar crisis could have a material impact on our operations and financial results.

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

We expect to continue to produce net operating losses in 2022.

We believe that we will continue to incur net losses in 2022. We expect to continue to invest in product development, sales and marketing, and incur administrative expenses as we seek to grow our brands. We also anticipate that our operating and investing cash needs may exceed our income from sales in 2022. Some of our products may not achieve widespread market acceptance and may not generate sales and profits. Results of operations will depend upon numerous factors, some of which are beyond our control, including but not limited to new entrants, competitive activity, government regulations and increase in tax. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the SEC.

We may fail to secure additional capital and achieve adequate liquidity to grow and compete.

We will require additional capital to achieve the objectives our three-year strategic plan, which we outlined in 2021. This plan incorporates a strategy to rapidly expand our business activities, grow and compete in new markets. This plan requires substantial growth capital, of which we have only raised a portion. Failure to obtain additional capital could limit our operations and our growth and result in not meeting the objectives of the three-year plan. Historically, we have not generated sufficient cash from operations to finance additional capital needs, and thus we have used external sources of capital to fund operations. The source of these funds has included both private and public equity and/or debt financing. We cannot assure that additional financing will be available to us on acceptable terms or at all. If additional capital is either unavailable or cost prohibitive, our operations and growth may be limited, and we may need to change our business strategy to slow the rate of, or eliminate, our expansion or to reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility. If we issue equity securities to raise capital, our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

We may be unable to effectively service and refinance debt.

We have incurred significant debt under promissory notes and inventory financing lines. Much of our debt is secured by our bulk spirits inventory and other assets, including assets in Craft C+B. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business, and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

Our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory. We are also required to maintain compliance with a total leverage ratio and an interest coverage ratio, and for our secured inventory to have a market value relative to our outstanding debt balance.

The amount and terms of our debt, could have important consequences, including the following:

●	We may need to prematurely pay down our outstanding debt balance if the market value of our bulk spirits falls and we need to remain within our borrowing base covenants;
●	We may be more limited in our ability to execute on our strategy and have flexibility to operate or restructure our business;
●	Our cash flow from operations may be allocated to the payment of outstanding debt and not to developing and growing our brands;

●	We might not generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs;
●	We may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions; or
●	We may be unable an inability to incur additional debt, including for working capital, acquisitions, or other needs.

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

Failure of our brands to achieve anticipated consumer acceptance would impact sales and profitability.

Most of our brands are relatively new and have not achieved national brand recognition. We have not yet had success growing a brand to a sufficient level to realize corporate wide profitability. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands at scale, our sales will be limited, and we will not be able to penetrate our markets. Our profitability depends in part on achieving scale. We will need to achieve wider market acceptance of our brands and materially increase sales to achieve profitability.

We must obtain improved terms from our supply partner Agaveros Unidos de Amatitan, SA. de CV, which if not done, will likely result in deteriorating performance of our Azuñia brand.

We have long-term exclusive agreement with Agaveros Unidos de Amatitan, SA. de CV (“Agaveros Unidos”) for the Azuñia Tequila brand. The termination of our relationship or an adverse change in the terms of our arrangement with Agaveros Unidos could have a negative impact on our business. If Agaveros Unidos increases its prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, its failure to perform satisfactorily or handle increased orders, or delays in shipping could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

Failure of our distributors to distribute our products adequately within their territories or “under-invest” in our brands could result in deteriorating operating performance.

We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our spirits in 34 states.

Over the past decade there has been increasing consolidation in production, distribution, and retail (the three tiers of the current system) that challenges the growth of small businesses in the marketplace. Our distributors also distribute competitive brands for much larger companies with significant pricing power. The ultimate success of our products depends in large part on our distributors’ ability and desire to distribute our products, as we rely significantly on them for product placement and retail store penetration. In many key states, we have signed contracts that greatly limit our ability to replace and pursue recourse with distributor partners that fail to meet their obligations. We cannot assure you that our U.S. distributors will commit sufficient time and resources to promote and market our brands and product lines. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

Failure of our products to secure and maintain listings in the control states would result in a decline in revenue.

In the control states, the state liquor commissions act in place of distributors and decide which products are to be purchased and offered for sale in their respective states. Products selected for listing in control states must generally reach certain sales volumes and/or profit levels to maintain their listings. Products in control states are selected for purchase and sale through listing procedures, which are generally made available to new products only at periodically scheduled listing interviews. Products not selected for listings can only be purchased by consumers in the applicable control state through special orders, if at all. If, in the future, we are unable to maintain our current listings in the control states, or secure and maintain listings in those states for any additional products we may develop or acquire, sales of our products could decrease significantly, which would have a material adverse financial effect on our results of operations and financial condition.

Failure to maintain adequate inventory levels would negatively impact operational profitability.

We maintain inventories of our product aging in barrels, as well as, to meet customer delivery requirements. We have used our barreled spirits inventory at market value as collateral in our financing. If we do not make timely payments on our financing obligations, or we breach our covenants in any financing document, including maintaining loan-to-value ratios, the lenders may foreclose and take possession of our inventory. In addition, this inventory is always at risk of loss due to theft, fire, evaporation, spoilage, or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

Failure to integrate acquired operating assets, brands, or products that are complementary to our existing portfolio would result in deteriorating efficiency.

A component of our growth strategy will be the acquisition of additional brands that are complementary to our existing portfolio through the acquisition of such brands or their corporate owners, directly as brand acquisitions or through mergers, joint ventures, long-term exclusive distribution arrangements and/or other strategic relationships. If we are unable to identify or have the financial ability to acquire suitable brand candidates and successfully execute our acquisition strategy, our growth will be limited. In addition, our entry into and expansion of our contract bottling, canning, and packaging services may not be successful, and we may not realize the benefits of these co-packing operations and may face certain risks, including safety concerns, product contamination, and equipment malfunctions or breakdowns, among other things associated with our manufacturing operations.

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

Failure to protect our customer relationships, trademarks and trade secrets from competitors would result in increased competition.

Our business and prospects depend in part on our ability to develop and retain customers as well as cultivate favorable consumer recognition of our brands and trademarks. Although we apply for registration of our brands and trademarks, they could be imitated in ways that we cannot prevent. Also, we rely on trade secrets and proprietary know-how, concepts and formulas. Our methods of protecting this information may not be adequate. Moreover, we may face claims of misappropriation or infringement of third parties’ rights that could interfere with our use of this information. Defending these claims may be costly and, if unsuccessful, may prevent us from continuing to use this proprietary information in the future and result in a judgment or monetary damages being levied against us. We do not maintain non-competition agreements with all of our key personnel or with some of our key suppliers. If competitors independently develop or otherwise obtain access to our trade secrets, proprietary know-how or recipes, the appeal, and thus the value, of our brand portfolio could be reduced, negatively impacting our sales and growth potential.

We are susceptible to cyber-security breaches and cyber-related fraud.

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

RISKS RELATED TO OUR INDUSTRY

Demand for our products may be adversely affected by consumer taste changes affecting category trends.

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

In addition, the legalization of marijuana in any of the jurisdictions in which we sell our products may result in a reduction in sales. Studies have shown that sales of alcohol may decrease in jurisdictions where marijuana has been legalized. As a result, marijuana sales may adversely affect our sales and profitability.

We face substantial competition in our industry and have limited financial resources compared to other competitors.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. Many of our competitors have longer operating histories and have substantially greater financial, sales, marketing and other resources than we do, as well as larger installed customer bases, greater name recognition and broader product offerings. Some of these competitors can devote greater resources to the development, promotion, sale and support of their products. As a result, it is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

We face unique risks relating to class actions or other litigation relating to alcohol abuse or the misuse of alcohol.

Our industry faces the possibility of class action or similar litigation alleging that the continued excessive use or abuse of beverage alcohol has caused death or serious health problems or that we failed to adequately warn consumers of the risks of alcohol consumption. It is also possible that governments could assert that the use of alcohol has significantly increased government-funded healthcare costs. Litigation or assertions of this type have adversely affected companies in the tobacco industry, and it is possible that we, as well as our suppliers, could be named in litigation of this type.

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

We face substantial regulatory risks including compliance with local and national laws, legal, regulatory and tax changes.

Our business is subject to extensive government regulation. This includes regulations regarding production, distribution, marketing, advertising and labeling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and profit potential.

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

We are exposed to product liability or other related liabilities which could have significant negative financial repercussions on the Company’s solvency.

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from consumer, stakeholder and other lawsuits, these measures may not be sufficient for us to successfully avoid or limit product liability or other related liabilities. Our product liability insurance coverage is limited to $1 million per occurrence and $3 million in the aggregate and $2 million products/completed operations aggregate, and our general liability umbrella policy is limited to $5 million per occurrence and $5 million in the aggregate and $5 million products/completed operations aggregate. We do not have insurance covering employee lawsuits. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation or business.

We could face issues including the risk of contamination of our products and/or counterfeit or confusingly similar products.

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

We have incurred substantial turnover in employees over the past few years, which has negatively affected operating performance.

Over the past two years, we have embarked on a restructuring of operations to improve our financial performance. As a result, management has experienced a significant amount of employee turnover. In addition, we have reduced the total number of employees of the firm. This reduced headcount had negatively impacted performance in a number of ways. If this level of turnover continues, we could face operational challenges that would negatively impact financial performance.

We operate with an Interim CEO and CFO, which could have a negative impact on financial performance.

In February 2022, the CEO resigned and was replaced by the CFO. Operating with a single person as both Interim CEO and CFO adds risk to the operating performance given the complexity of our business. If we are unsuccessful retaining and/or recruiting executives, we may face negative operating performance.

RISKS RELATED TO OUR COMMON STOCK

Sales of our stock or use of our common stock to satisfy obligations may impact the market price and cause substantial dilution to existing shareholders.

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

A decline in the price of our common stock could affect our ability to raise working capital and finance our operations.

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

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its audit report for the year ended December 31, 2021 an explanatory paragraph referring to our net loss from operations and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we are unable to generate sufficient cash from operations or obtain additional financing in the future, we might not be able to continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

Our failure to meet the continued listing requirements of the Nasdaq Capital Market could result in a delisting which would result in the loss of shareholder’s capital.

In August 2017, our shares of common stock began trading on the Nasdaq Capital Market. If we fail to satisfy the continued listing requirements of the Nasdaq Capital Market, such as the minimum closing bid price requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would expect to take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below the Nasdaq minimum bid price requirement or prevent future non-compliance with Nasdaq’s listing requirements.

While our derivatives are outstanding, it may be more difficult to raise additional equity capital to fund operations.

We currently have non-trading, privately issued common stock warrants to purchase shares of common stock, certain debt and preferred shares that are convertible into common stock. During the terms that our derivatives are outstanding, the holders will be given the opportunity to profit if there is a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while we have these derivatives outstanding. We might issue additional derivatives along with a future financing.

We do not expect to pay dividends for the foreseeable future.

For the foreseeable future, it is anticipated that earnings, if any, that may be generated from our operations will be used to finance our operations and that cash dividends will not be paid to holders of common stock.

By issuing preferred stock, we may adversely affect the market price and voting rights of common shareholders.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We leased the following properties as of December 31, 2021:

Location	Principal Activities	Sq Ft	Lease Termination

8911 NE Marx Dr., Suite A2, Portland, OR 97220	Craft C+B Operation	17,400	07/23/2023
1601 South 92nd Place, Suite A, Seattle, WA 98108	Craft C+B Operation	9,300	7/31/2023
6035 East 76th Ave., Suite G-I, Commerce City, CO 80022	Craft C+B Operation	4,500	08/01/2023
10100 SE Main St., Milwaukie, OR 97222	Distilling, Blending, Bottling, Warehousing	29,960	10/01/2023
2321 NE Argyle, Unit D, Portland, OR 97211	Craft C+B Operation / Corporate Headquarters	50,380	03/01/2027

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

As of March 30, 2022, there were 14,961,450 shares of our common stock outstanding, which were held by 76 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception, and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

None.

Repurchase of Securities

None.

Item 6. SELECTED FINANCIAL DATA

Not applicable.

Item 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

In this Form 10-K and in other documents incorporated herein, as well as in oral statements made by the Company, statements that are prefaced with the words “may,” “will,” “expect,” “anticipate,” “continue,” “estimate,” “project,” “intend,” “designed,” and similar expressions, are intended to identify forward-looking statements regarding events, conditions, and financial trends that may affect the Company’s future plans of operations, business strategy, results of operations, and financial position. Examples include those statements set forth above prior to “Item 1. Business - Cautionary Note Regarding Forward-Looking Statements.” These statements are based on the Company’s current expectations and estimates as to prospective events and circumstances about which the Company can give no assurance. Further, any forward-looking statement speaks only as of the date on which such statement is made, and the Company undertakes no obligation to update any forward-looking statement to reflect future events or circumstances. Forward-looking statements should not be relied upon as a prediction of actual future financial condition or results. These forward-looking statements involve risks and uncertainties that could cause actual results to differ materially from those projected or anticipated. Such risks and uncertainties include the factors set forth above and the other information set forth in this Form 10-K.

Recent Developments

We faced a number of challenges in both business segments in 2021. The COVID-19 pandemic has had an enormous effect on both the mobile canning operation as well as spirits division. Increased competition, supply change issues and restructuring activities added to performance challenges in 2021.

Spirits faced unique challenges during 2021. Across the spirits beverage category, off-premise saw increased volume through 2021. However, we did not benefit from this trend as these increases were attributed to incremental share gains from largest national brands. Large branded spirits companies benefited during the pandemic due to their large scale production capabilities and distribution scale. We were unable to maintain our share with our relative brand growth under-performing the national brands at off-premise locations. Other parts of our business were negatively affected by mandated lockdowns and other related restrictions including a decrease in sales volume in on-premise accounts where products are consumed immediately, such as bars and restaurants. This negative trend has continued through the current period. In addition, we faced challenges with distribution partners in the highly restrictive three-tier distribution system. Despite significant investments in 2021, our distribution partners under-invested in our brands, which negatively affected our performance. Finally, we saw cost increases across much of our direct and indirect costs. While a substantial amount of our raw materials is owned, such as our whisky, and not susceptible to price inflation, imported tequila and other materials such as glass inflated through the year. These increases along with the aforementioned volume challenges negatively impacted gross margins resulting in underperforming the 2021 operating plan.

Craft C+B also faced unique challenges throughout the year. Beginning mid-year 2020 and throughout 2021, the craft beverage industry faced a shortage of aluminum cans. Domestic aluminum can manufacturers continue to make adjustments to manage a supply demand imbalance into 2021. As a result, buyers of aluminum cans continue to face uncertainties. We believe we have sourced an adequate supply of cans with, a supply contract with Canadian Canning to supply our current business plan. In addition, suppliers have successfully passed through price increases, which we did not immediately pass through to our customers. Moreover, this period of rapidly escalating prices left us at a competitive disadvantage to others that had a superior source of cans. We faced a number of competitive challenges from customers, which insourced both can purchasing as well as filling services after the start of the COVID-19 pandemic.

While we have been indirectly affected by the pandemic, our preventative measures have reduced the direct impact on our work force and customers. These measures included having our employees work remotely whenever possible, screening visitors and workers before entering facilities, requiring visitors and employees to wear masks, and encouraging social distancing.

Results of Operations

Overview

Year Ended December 31, 2021 Compared to the Year Ended December 31, 2020

(Dollars in thousands)	2021	2020	Variance
Sales	$12,890	$14,782	$(1,892)
Less customer programs and excise taxes	496	774	(278)
Net sales	12,394	14,008	(1,614)
Cost of sales	9,484	10,385	(901)
Gross profit	2,910	3,623	(713)
Sales and marketing expenses	2,614	4,186	(1,572)
General and administrative expenses	6,777	7,989	(1,212)
(Gain) loss on disposal of property and equipment	419	(366)	785
Total operating expenses	9,810	11,809	(1,999)
Loss from operations	(6,900)	(8,186)	1,286
Interest expense	(1,254)	(1,089)	(165)
Other income (expense)	2,100	(372)	2,472
Loss from continuing operations	(6,054)	(9,647)	3,593
Income (loss) from discontinued operations	3,858	(213)	4,071
Net loss	(2,196)	(9,860)	7,664
Preferred dividends	(27)	-	(27)
Deemed dividend-warrant price protection-revaluation adjustment	(2,288)	-	(2,288)
Net income (loss) attributable to common shareholders	$(4,511)	$(9,860)	$5,349
Gross margin	23%	26%	-3%

Segment information is as follows:

(Dollars in thousands)	2021	2020	Variance
Spirits
Sales	$5,672	$6,046	$(374)
Net sales	5,176	5,274	(98)
Cost of sales	3,743	4,339	(596)
Gross profit	1,433	935	498
Total operating expenses	5,634	8,063	(2,429)
Net income (loss)	155	(8,719)	8,874
Gross Margin	28%	18%	10%

Craft C+B
Sales	$7,218	$8,736	$(1,518)
Net sales	7,218	8,734	(1,516)
Cost of sales	5,741	6,046	(305)
Gross profit	1,477	2,688	(1,211)
Total operating expenses	4,176	3,746	430
Net loss	(2,351)	(1,141)	(1,210)
Gross Margin	20%	31%	-11%

Sales

Our sales for the year ended December 31, 2021 decreased to $12.9 million from $14.8 million for the year ended December 31, 2020. The following table compares our segment sales during the years ended December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020	Variance
Spirits	$5,672	$6,046	$(374)
Craft C+B	7,218	8,736	(1,518)
Total	$12,890	$14,782	$(1,892)

During 2021, the craft beer canning industry supply chain restrictions have become less impactful and on-premise accounts have opened from the COVID pandemic, brewers have begun to purchase raw material again and shift sales to the on-premise bottle and keg packages. This year-on-year shift in supply and return to on-premise sales caused the mobile beer canning industry to service smaller runs at higher costs suppressing sales and margin. In addition, Craft C+B faced stiff competition as well as a trend to insource can purchasing and filling by larger customers expanding into off-premise distribution.

Sales of spirits were down from last year due to Azuñia supply chain constraints, discontinuing our legacy spirits brands and slower distribution expansion outside Oregon due to poor distributor performance. The downturn in sales was only partially mitigated by strategic price increases as well as improved product mix with a focus on the higher margin products.

Customer programs and excise taxes

Customer programs and excise taxes totaled $0.5 million and $0.8 million for the years ended December 31, 2021 and 2020, respectively.

Cost of Sales

Cost of sales consists of costs related to both spirits and canning including service labor and overhead, packaging, and in-bound freight charges. Costs specific to spirits include the costs of ingredients utilized in the production of spirits and warehousing rent. Costs specific to canning include service labor. For the year ended December 31, 2021, cost of sales decreased to $9.5 million from $10.4 million for the year ended December 31, 2020 primarily due to lower sales for both spirits and Craft C+B, offset by higher cost of goods and in-bound freight. Spirits also had significant savings from reduced production related expenses post divesture of Redneck and improved mix from lower Azuñia sales. The following table compares our segment cost of sales during the years ended December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020	Variance
Spirits	$3,743	$4,339	$(596)
Craft C+B	5,741	6,046	(305)
Total	$9,484	$10,385	$(901)

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross margin is gross profits stated as a percentage of net sales. The following table compares our segment gross profit and profit margin during the years ended December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020	Variance
Spirits	$1,433	$935	$498
Craft C+B	1,477	2,688	(1,211)
Total	$2,910	$3,623	$(713)
Gross Margin
Spirits	28%	18%	10%
Craft C+B	20%	31%	-11%
Total	23%	26%	-3%

Gross Margin

Our gross margin of 23% of net sales for the year ended December 31, 2021 decreased from our gross margin of 26% for the year ended December 31, 2020. Spirit’s gross margin increased primarily due to a significant reduction in production related expenses as well as strategic price increases and a reduction in discounting. Craft C+B’s gross margin decreased primarily due to lower sales of services, a change in product and service mix, and higher raw material costs.

Sales and Marketing Expenses

Sales and marketing expenses for the year ended December 31, 2021 decreased to $2.6 million from $4.2 million for the year ended December 31, 2020 primarily due to a $1.4 million decrease in compensation related to lower headcount primarily in sales as we focus our sales efforts in key markets. Through 2021, we concentrated our focus on sales efforts in our key markets - Oregon, California, Arizona, Colorado and Texas.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2021 decreased to $6.8 million from $7.9 million for the year ended December 31, 2020 primarily due to a decrease in non-cash expenses related to depreciation from the leasehold improvements related to our spirits production facility, as well as decreased stock compensation.

Other Income (Expenses)

Total other income, net, was $2.1 million for the year ended December 31, 2021 compared to expense of $0.4 million for the year ended December 31, 2020 primarily due to forgiveness of our $1.4 million in loans under the U.S. government Paycheck Protection Program (“PPP Loans”). In addition, we gained $0.8 million from the remeasurement of deferred consideration for the final Azuñia earn-out.

Net Income (Loss)

Net loss decreased to $2.2 million for the year ended December 31, 2021 from $9.9 million for the year ended December 31, 2020. The decrease in net loss was primarily due to a decrease in operating loss of $3.6 million and an increase in income from discontinued operations of $4.1 million.

Preferred Stock Dividends

Preferred stock dividends were $0.1 million for the year ended December 31, 2021 and related to the Series B Preferred Stock dividend of 6% per annum.

Deemed Dividend - Warrant Price Protection-Revaluation Adjustment

Deemed dividend - warrant price protection-revaluation adjustment was $2.3 million for the year ended December 31, 2021. The dividend related to the inducement to exercise outstanding warrants.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities and the repayment of debt. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as proceeds from the sale of convertible debt and equity financings. We have been dependent on raising capital from debt and equity financings to meet our operating needs.

To help ensure adequate liquidity and avoid widespread layoffs in light of uncertainties posed by the COVID-19 pandemic during 2020, we applied for and received PPP Loans of $1.4 million. During 2021, the Small Business Administration (“SBA”) notified us that it approved our request for full forgiveness of the PPP Loans in the principal amount of $1.4 million.

For the years ended December 31, 2021 and 2020, we incurred a net loss of $2.2 million and $9.9 million, respectively, and have an accumulated deficit of $58.6 million as of December 31, 2021. We have been dependent on raising capital from debt and equity financings to fund operating activities. During the year ended December 31, 2021, we raised $5.2 million in additional capital through equity and debt financing (net of repayments). A large portion of this capital raise was used to invest in our three-year growth plan. We made substantial investments in Craft C+B, which we believe will deliver improved results in 2022. As of December 31, 2021, we had $3.3 million of cash on hand with working capital of $4.6 million. Our working capital has increased $22.0 million from December 31, 2020 as we have increased our cash, prepaid balances and refinanced current debt since year-end; or in the case of our facility with Live Oak, received forbearance and are in the process of extending the facility. Our ability to meet our ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow, primarily through increased sales, profitable operations, and controlling expenses. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives.

Our cash flow results for the years ended December 31, 2021 and 2020 were as follows:

(Dollars in thousands)	2021	2020
Net cash flows provided by (used in):
Operating activities	$(5.9)	$(3.0)
Investing activities	$3.2	$0.1
Financing activities	$5.2	$3.4

Operating Activities

Total cash used in operating activities was $5.9 million during the year ended December 31, 2021 compared to $3.0 million during the year ended December 31, 2020. The increase in cash usage was primarily attributable to payment of our current liabilities and an increase in prepaid expenses related to our strategy to shift Craft C+B to offer digital can printing services in the Pacific Northwest.

Investing Activities

Total cash provided by investing activities was $3.2 million during the year ended December 31, 2021 and consisted of $3.4 million received for the Termination Agreement with RSG. During the years ended December 31, 2021 and 2020, we received proceeds from sales of fixed assets of $0.1 million and $0.6 million, respectively, and incurred capital expenditures of $0.3 million and $0.5 million, respectively.

Financing Activities

Total cash provided by financing activities was $5.2 million during the year ended December 31, 2021 compared to $3.4 million during the year ended December 31, 2020. Net cash flows provided by financing activities during the year ended December 31, 2021 consisted of the proceeds from the issuance of common stock of $2.4 million, proceeds from a secured credit facility of $3.3 million, and the issuance of common stock from the warrant exercise for cash, net of expenses, proceeds from the issuance of preferred stock of $2.5 million; offset by $3.7 million of principal payments of our secured credit facilities and $2.9 million of payments on principal of notes payable. Net cash flows provided by financing activities during the year ended December 31, 2020 primarily consisted of $3.3 million of net proceeds from our existing secured credit facility.

Lines of Credit

From 2019 until December 2021, we utilized an existing accounts receivable factoring line of credit with ENGS Commercial Capital, LLC (“ENGS”) that provided for a minimum of $0.5 million purchased accounts receivable and a maximum of $1.0 million of purchased accounts receivable. The advance rate was 85%, and interest was charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. The Company factored $2.4 million of invoices during the year ended December 31, 2021. In December 2021, our agreement with ENGS expired and we are no longer factoring Craft C+B receivables.

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $0.3 million of invoices during the year ended December 31, 2021. As of December 31, 2021, the Company had no factored invoices outstanding.

Inventory Line

In January 2020, we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base of up to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan is secured by all assets of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bears interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest is payable monthly. Additionally, the Company issued to Live Oak 100,000 warrants to purchase common stock at an exercise price of $3.94 per share. The proceeds of the Live Oak Loan were used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. On February 5, 2021, we repaid $3.4 million of the loan, reducing the principal balance to $2.8 million as of December 31, 2021. The loan matured on November 11, 2021. On February 28, 2022, Live Oak formally agreed to forbear enforcement of the Loan while the parties finalize a further extension of the maturity date.

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

In connection with the preparation of our financial statements for the year ended December 31, 2021, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

Based on our assumptions, we believe that, as of December 31, 2021, the Azuñia brand was not impaired.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eastside Distilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2021, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the financial statements, the Company suffered a net loss from operations and has an accumulated deficit, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Given these factors and due to significant judgements made by management, the related audit effort in evaluating management's judgments in evaluation of intangible assets required a high degree of auditor judgment.

The procedures performed included evaluation of the methods and assumptions used by the Company, tests of the data used and an evaluation of the findings. We evaluated and tested the Company’s significant judgments that determine the impairment evaluation of intangible assets.

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor since 2017.

Houston, TX

March 30, 2022

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2021 and 2020

(Dollars in thousands, except share and per share)

	2021	2020
Assets
Current assets:
Cash	$3,276	$836
Trade receivables, net	1,446	694
Inventories	6,510	6,728
Prepaid expenses and current assets	2,873	750
Current assets held for sale	-	3,833
Total current assets	14,105	12,841
Property and equipment, net	2,163	3,109
Right-of-use assets	3,211	1,270
Intangible assets, net	13,624	14,038
Other assets, net	457	285
Non-current assets held for sale	-	189
Total Assets	$33,560	$31,732

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,265	$1,864
Accrued liabilities	833	1,452
Deferred revenue	-	23
Current portion of secured credit facilities, net of debt issuance costs	5,725	6,405
Deferred consideration for Azuñia acquisition	-	15,452
Other current liabilities, related party	-	700
Current portion of notes payable	894	3,830
Current portion of lease liabilities	781	515
Current liabilities held for sale	-	18
Total current liabilities	9,498	30,259
Lease liabilities, net of current portion	2,498	817
Notes payable, related parties	92	-
Notes payable, net of current portion	8,073	1,693
Non-current liabilities held for sale	-	71
Total liabilities	20,161	32,840

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 35,000,000 shares authorized; 14,791,449 and 10,382,015 shares issued and outstanding as of December 31, 2021 and 2020, respectively	1	1
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 and 0 shares issued and outstanding as of December 31, 2021 and 2020, respectively	-	-
Additional paid-in capital	72,003	52,985
Accumulated deficit	(58,605)	(54,094)
Total stockholders’ equity (deficit)	13,399	(1,108)
Total Liabilities and Stockholders’ Equity (Deficit)	$33,560	$31,732

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2021 and 2020

(Dollars and shares in thousands, except per share)

	2021	2020
Sales	$12,890	$14,782
Less customer programs and excise taxes	496	774
Net sales	12,394	14,008
Cost of sales	9,484	10,385
Gross profit	2,910	3,623
Operating expenses:
Sales and marketing expenses	2,614	4,186
General and administrative expenses	6,777	7,989
(Gain) loss on disposal of property and equipment	419	(366)
Total operating expenses	9,810	11,809
Loss from operations	(6,900)	(8,186)
Other income (expense), net
Interest expense	(1,254)	(1,089)
Other income (expense)	2,100	(372)
Total other income (expense), net	846	(1,461)
Loss before income taxes	(6,054)	(9,647)
Provision for income taxes	-	-
Net loss from continuing operations	(6,054)	(9,647)
Net income (loss) from discontinued operations	3,858	(213)
Net loss	(2,196)	(9,860)
Preferred stock dividends	(27)	-
Deemed dividend-warrant price protection-revaluation adjustment	(2,288)	-
Net loss attributable to common shareholders	$(4,511)	$(9,860)

Basic net loss per common share	$(0.35)	$(0.98)
Basic weighted average common shares outstanding	12,708	10,027

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit)

Years Ended December 31, 2021 and 2020

(Dollars and shares in thousands)

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2019	-	$-	9,675	$1	$51,566	$(44,234)	$7,333
Stock-based compensation	-	-	-	-	269	-	269
Amortization of non-deal warrant grants	-	-	-	-	19	-	19
Issuance of warrants for secured credit facility	-	-	-	-	98	-	98
Issuance of common stock for services by third parties	-	-	260	-	367	-	367
Issuance of common stock for services by employees	-	-	447	-	666	-	666
Net loss attributable to common shareholders	-	-	-	-	-	(9,860)	(9,860)
Balance, December 31, 2020	-	$-	10,382	$1	$52,985	$(54,094)	$(1,108)
Stock-based compensation	-	-	-	-	27	-	27
Issuance of common stock from warrant exercise for cash, net of expenses	-	-	900	-	2,375	-	2,375
Issuance of warrants for secured credit facility	-	-	-	-	717	-	717
Issuance of common stock for Azuñia initial earn-out	-	-	1,883	-	6,860	-	6,860
Issuance of common stock for services by third parties	-	-	217	-	425	-	425
Issuance of common stock for services by employees	-	-	96	-	205	-	205
Issuance of stock, sold for cash, net	2,500	-	1,297	-	6,088	-	6,088
Stock option exercise	-	-	5	-	6	-	6
Preferred stock dividends	-	-	11	-	27	(27)	-
Deemed dividend-warrant price protection-revaluation adjustment	-	-	-	-	2,288	(2,288)	-
Net loss	-	-	-	-	-	(2,196)	(2,196)
Balance, December 31, 2021	2,500	$-	14,791	$1	$72,003	$(58,605)	$13,399

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2021 and 2020

(Dollars in thousands)

	2021	2020
Cash Flows From Operating Activities:
Net loss	$(2,196)	$(9,860)
Net (income) loss from discontinued operations	(3,858)	213
Adjustments to reconcile net loss to net cash used in operating activities
Impairment of intangible assets	-	392
Depreciation and amortization	1,237	2,286
Bad debt expense	(2)	78
Forgiveness of debt - Paycheck Protection Program	(1,448)	-
(Gain) loss on disposal of assets	419	(366)
Write off of obsolete fixed assets	148	-
Inventory reserve	(45)	-
Remeasurement of deferred consideration	(750)	-
Amortization of debt issuance costs	327	288
Interest accrued to secured credit facilities	141	-
Issuance of common stock in exchange for services for related parties	205	666
Issuance of common stock in exchange for services for third parties	425	367
Stock-based compensation	27	288
Changes in operating assets and liabilities:
Trade receivables, net	(750)	552
Inventories	263	412
Prepaid expenses and other assets	(2,776)	(53)
Right-of-use assets	1	462
Accounts payable	(599)	(458)
Accrued liabilities	(619)	594
Other liabilities, related party	(700)	700
Deferred revenue	(23)	23
Net lease liabilities	5	(520)
Net cash used in operating activities	(10,568)	(3,936)
Net cash provided by operating activities of discontinued operations	4,620	930
Net cash used in operating activities	(5,948)	(3,006)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	114	624
Purchases of property and equipment	(265)	(524)
Net cash (used in) provided by investing activities of continuing operations	(151)	100
Net cash provided by investing activities of discontinued operations	3,356	37
Net cash provided by investing activities	3,205	137
Cash Flows From Financing Activities:
Issuance of common stock from warrant exercise for cash, net of expenses	2,375	-
Proceeds from issuance of common stock	3,610	-
Proceeds from issuance of preferred stock	2,485	-
Proceeds from secured credit facilities	3,300	6,337
Proceeds from notes payable	-	1,901
Payments of principal on secured credit facilities	(3,730)	(3,000)
Payments of principal on notes payable	(2,857)	(1,876)
Net cash provided by financing activities	5,183	3,362
Net increase in cash	2,440	493
Cash at the beginning of the period	836	343
Cash at the end of the period	$3,276	$836

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$468	$776
Cash paid for amounts included in measurement of lease liabilities	$717	$674

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock pursuant to Azuñia earn-out	$6,860	$-
Issuance of notes payable pursuant to Azuñia final earn-out	$7,842	$-
Warrants issued in relation to secured credit facilities	$717	$98
Deemed dividend-warrant price protection-revaluation adjustment	$2,288	$-
Right-of-use assets obtained in exchange for lease obligations	$1,963	$1,189
Dividends issued	$27	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, exports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 67 people in the United States.

The Company’s spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, and tequila. The Company sells products on a wholesale basis to distributors in open states and brokers in control states.

The Company operates a mobile craft canning and bottling business (“Craft C+B”) that primarily services the craft beer and craft cider industries. Craft C+B operates 14 mobile filling lines in Seattle, Washington; Portland, Oregon; and Denver, Colorado. During 2021, the Company made substantial investments in Craft C+B to expand its product offerings to include digital can printing activities in the Pacific Northwest.

2. Liquidity

The Company’s primary capital requirements are for cash used in operating activities and the repayment of debt. Funds for the Company’s cash and liquidity needs have historically not been generated from operations but rather from loans as well as from convertible debt and equity financings. The Company has been dependent on raising capital from debt and equity financings to meet the Company’s operating needs.

For the years ended December 31, 2021 and 2020, the Company incurred a net loss of $2.2 million and $9.9 million, respectively, and has an accumulated deficit of $58.6 million as of December 31, 2021. The Company has been dependent on raising capital from debt and equity financings to meet its needs for cash flow used in operating activities. For the year ended December 31, 2021, the Company raised $5.2 million in additional capital through equity and debt financing (net of repayments). As of December 31, 2021, the Company had $3.3 million of cash on hand with working capital of $4.6 million. The Company’s working capital has increased $22.0 million from December 31, 2020 as cash and prepaid balances have increased and it has repaid or refinanced current debt since 2020. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

Although the Company’s audited financial statements for the year ended December 31, 2021 were prepared under the assumption that it would continue operations as a going concern, the report of its independent registered public accounting firm that accompanies the financial statements for the year ended December 31, 2021 contains a going concern explanatory paragraph in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in it.

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Redneck Riviera Whiskey Co., LLC, and Craft Canning + Bottling, LLC. All intercompany balances and transactions have been eliminated in consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Customer Programs

Customer programs, which include customer promotional discount programs, customer incentives, and broker commissions, are a common practice in the alcoholic beverage industry. The Company makes these payments to customers and incurs these costs to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs and incentives are recorded as reductions to net sales or as sales and marketing expenses in accordance with ASC 606 - Revenue from Contracts with Customers, based on the nature of the expenditure. Amounts paid in customer programs totaled $0.2 million and $1.0 million for the years ended December 31, 2021 and 2020, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.3 million and $0.1 million for the years ended December 31, 2021 and 2020, respectively.

Cost of Sales

Cost of sales consists of costs related to both spirits and canning including labor and overhead, packaging, and in-bound freight charges. Costs specific to spirits include the costs of ingredients utilized in the production of spirits and warehousing rent. Costs specific to canning include service labor. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

Cash and Cash Equivalents

Cash equivalents are considered to be highly liquid investments with maturities of three months or less at the time of the purchase. The Company had no cash equivalents as of December 31, 2021 and 2020.

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of December 31, 2021, four wholesale customers represented 42% of trade receivables. As of December 31, 2020, one wholesale customer represented 14% of trade receivables. Sales to one wholesale customer accounted for 20% of consolidated sales for the year ended December 31, 2021. Sales to one wholesale customer accounted for 18% of consolidated sales for the year ended December 31, 2020.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of December 31, 2021 and 2020, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

None of the Company’s assets or liabilities were measured at fair value as of December 31, 2021 or 2020. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of December 31, 2021 and 2020, the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of December 31, 2021 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of December 31, 2021 and determined that they were not impaired.

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

As changes in tax laws or rates are enacted, deferred tax assets and liabilities are adjusted through the provision for income taxes. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. As of December 31, 2021 and 2020, the Company established valuation allowances against its net deferred tax assets.

Income tax positions that meet the “more-likely-than-not” recognition threshold are measured at the largest amount of income tax benefit that is more than 50% likely to be realized upon settlement with the applicable taxing authority. The portion of the benefits associated with income tax positions taken that exceeds the amount measured as described above would be reflected as a liability for unrecognized income tax benefits in the accompanying consolidated balance sheets along with any associated interest and penalties that would be payable to the taxing authorities upon examination. Interest and penalties associated with unrecognized income tax benefits would be classified as additional income taxes in the accompanying consolidated statements of operations. There were no unrecognized income tax benefits, nor any interest and penalties associated with unrecognized income tax benefits, accrued or expensed as of and for the years ended December 31, 2021 and 2020.

The Company files federal income tax returns in the United States. and various state income tax returns. The Company is no longer subject to examinations by the related tax authorities for the Company’s U.S. federal and state income tax returns for years prior to 2018.

Comprehensive Income

The Company did not have any reconciling other comprehensive income items for the years ended December 31, 2021 and 2020.

Accounts Receivable Factoring Program

During 2021, the Company participated in two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $2.7 million of invoices and incurred $0 in fees associated with the factoring programs during the year ended December 31, 2021. In December 2021, the agreement with the co-packing program expired. The agreement with the spirits program had a zero balance as of December 31, 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”) which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue Recognition. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is still evaluating the effect that ASU 2021-08 will have on its consolidated financial statements and related disclosures.

In May 2021, the FASB issued ASU 2021-04, Issuer’s Accounting for Certain Modifications or Exchanges of Freestanding Equity-Classified Written Call Options, (“ASU 2021-04”). ASU 2021-04 clarifies the accounting for modifications or exchanges of freestanding, equity-classified, written call options (for example, warrants) that remain equity after a modification or exchange. The amendments that relate to the recognition and measurement of earnings per share (“EPS”) for certain modifications or exchanges of freestanding, equity-classified, written call options affect entities that present EPS. ASU 2021-04 will be effective for fiscal years beginning after December 15, 2021, including interim periods within those fiscal years, and may be applied prospectively. Early adoption of this standard is permitted, including adoption in an interim period. The Company adopted ASU 2021-04 as of January 1, 2021.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating the beneficial conversion feature and cash conversion models. Certain convertible instruments will be accounted for as a single unit of account, unless the conversion feature requires bifurcation and recognition as a derivative. Additionally, this ASU simplifies the earnings per share calculation, by eliminating the treasury stock method and requiring entities to use the if-converted method. This guidance is effective for annual periods beginning after December 31, 2021 with early adoption permitted.

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326)” (“ASU 2016-13”). The standard introduces a new model for recognizing credit losses on financial instruments based on an estimate of current expected credit losses and will apply to trade receivables. The new guidance will be effective for the Company’s annual and interim periods beginning after December 15, 2022. The Company is currently evaluating the impact of the adoption of the standard on the consolidated financial statements.

4. Discontinued Operations

Discontinued Operations

The Company reports discontinued operations by applying the following criteria in accordance with ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift.

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

As of and for the years ended December 31, 2021 and 2020, the assets, liabilities, revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. For comparative purposes, prior period amounts have been reclassified to conform to current period presentation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the years ended December 31, 2021 and 2020:

(Dollars in thousands)	2021	2020
Sales	$283	$2,195
Less customer programs and excise taxes	30	432
Net sales	253	1,763
Cost of sales	168	1,142
Gross profit	85	621
Operating expenses:
Sales and marketing expenses	22	578
General and administrative expenses	35	180
Loss on disposal of property and equipment	-	76
Total operating expenses	57	834
Income (loss) from operations	28	(213)
Other income
Other income	980	-
Gain on termination of license agreement	2,850	-
Total other income, net	3,830	-
Net income (loss)	$3,858	$(213)

Assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business were as follows:

(Dollars in thousands)	2021	2020
Assets
Current assets:
Inventories	$-	$3,833
Total current assets	-	3,833
Right-of-use assets	-	96
Other assets	-	93
Total Assets	$-	$4,022

Liabilities
Current liabilities:
Accounts payable	$-	$(13)
Current portion of lease liability	-	31
Total current liabilities	-	18
Lease liability - less current portion	-	71
Total Liabilities	$-	$89

5. Business Segment Information

The Company’s internal management financial reporting consists of Eastside spirits and Craft C+B. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”) and are sold on a wholesale basis to distributors in open states, and brokers in control states. Craft C+B primarily services the craft beer and craft cider business. Craft C+B operates 14 mobile lines in Seattle, Washington; Portland, Oregon; and Denver, Colorado.

The measure of profitability reviewed is a condensed statement of operations, including earnings before interest, taxes, and depreciation and amortization (“EBITDA”), and gross margin. Management considers the non-GAAP measure of EBITDA as a supplement to GAAP results. Management believes this non-GAAP measure provides useful information about the Company’s operating results and assists investors in comparing the Company’s performance across reporting periods on a consistent basis by excluding items that it does not believe are indicative of its core operating performance. These business segments reflect how operations are managed, operating performance is evaluated and the structure of internal financial reporting. Total asset information by segment is not provided to, or reviewed by, the chief operating decision maker (“CODM”) as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 3. Spirits allocates 50% of certain general and administrative expenses to Craft C+B, which is included in the segments’ financial data below.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The Company’s principal area of operation is in the U.S. and has one spirit’s customer that represents 20% of its revenue. Segment information is as follows:

(Dollars in thousands)	2021	2020
Spirits
Sales	$5,672	$6,046
Net sales	5,176	5,274
Cost of sales	3,743	4,339
Gross profit	1,433	935
Total operating expenses	5,634	8,063
Net income (loss)	155	(8,719)
EBITDA	1,698	(6,309)
Gross margin	28%	18%

Interest revenue	$-	$34
Interest expense	1,203	1,003
Depreciation and amortization	340	1,407
Income tax expense	-	-
Significant noncash items:
Loss on disposal of property and equipment	298	54
Forgiveness of debt - Paycheck Protection Program (“PPP”)	(1,052)	-
Remeasurement of deferred consideration	(750)	-
Gain on disposal of offsite inventory	(1,047)	-
Stock compensation	311	770

Craft C+B
Sales	$7,218	$8,736
Net sales	7,218	8,734
Cost of sales	5,741	6,046
Gross profit	1,477	2,688
Total operating expenses	4,176	3,746
Net loss	(2,351)	(1,141)
EBITDA	(1,403)	(176)
Gross margin	20%	31%

Interest revenue	$-	$-
Interest expense	50	86
Depreciation and amortization	898	879
Income tax expense	-	-
Significant noncash items:
(Gain) loss on disposal of property and equipment	121	(420)
Forgiveness of debt - PPP	(396)	-
Stock compensation	311	770

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

6. Inventories

Inventories consisted of the following as of December 31:

(Dollars in thousands)	2021	2020
Raw materials	$4,768	$5,455
Finished goods	1,742	1,273
Total inventories	$6,510	$6,728

7. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following as of December 31:

(Dollars in thousands)	2021	2020
Prepayment of fixed assets	$2,715	$295
Prepayment of inventory	59	73
Other	99	382
Total prepaid expenses and current assets	$2,873	$750

8. Property and Equipment

Property and equipment consisted of the following as of December 31:

(Dollars in thousands)	2021	2020
Furniture and fixtures	$3,779	$4,363
Leasehold improvements	1,386	1,637
Vehicles	814	824
Total cost	5,979	6,824
Less accumulated depreciation	(3,816)	(3,715)
Total property and equipment, net	$2,163	$3,109

Purchases of property and equipment totaled $0.3 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively. Depreciation expense totaled $0.8 million and $1.7 million for the years ended December 31, 2021 and 2020, respectively.

During the year ended December 31, 2021, the Company disposed of fixed assets with a net book value of $0.5 million resulting in a loss on disposal of fixed assets of $0.4 million. As a result of these disposals, the Company received funds of $0.1 million from the sales of the disposed assets. Gain on disposal of fixed assets was $0.1 million for the year ended December 31, 2020. During the year ended December 31, 2021, the Company wrote off obsolete fixed assets with a net book value of $0.1 million.

9. Intangible Assets

Intangible assets consisted of the following as of December 31:

(Dollars in thousands)	2021	2020
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	2,895
Total intangible assets	14,865	14,865
Less accumulated amortization	(1,241)	(827)
Intangible assets, net	$13,624	$14,038

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.4 million and $0.5 million for the years ended December 31, 2021 and 2020, respectively.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If an indefinite life asset is found to be impaired, then the Company will estimate its useful life and amortize the asset over the remainder of its useful life.

10. Other Assets

Other assets consisted of the following as of December 31:

(Dollars in thousands)	2021	2020
Product branding	$400	$400
Deposits	286	57
Total other assets	686	457
Less accumulated amortization	(229)	(172)
Other assets, net	$457	$285

As of December 31, 2021, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $0.1 million for both years ended December 31, 2021 and 2020.

The deposits represent office lease deposits.

11. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2026. The Company determines if an arrangement is a lease at inception. The Company does not currently have any finance leases. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2021, the amount of right-of-use assets and lease liabilities were $3.2 million and $3.3 million, respectively. Aggregate lease expense for the year ended December 31, 2021 was $0.8 million, consisting of $0.3 million in operating lease expense for lease liabilities and $0.5 million in short-term lease cost.

Maturities of lease liabilities as of December 31, 2021 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2022	$979
2023	974
2024	613
2025	608
2026	498
Thereafter	128
Total lease payments	3,800
Less imputed interest (based on 6.7% weighted-average discount rate)	(521)
Present value of lease liability	$3,279	4.1

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

12. Notes Payable

Notes payable consisted of the following as of December 31:

(Dollars in thousands)	2021	2020

Notes payable bearing interest at 5.00%. The notes’ principal, plus any accrued and unpaid interest was due May 1, 2021. Interest is paid monthly.	$-	$2,300
Note payable bearing interest at 1.00%. Loan payments are deferred six months from start of loan. To help ensure adequate liquidity in light of uncertainties posed by the COVID-19 pandemic, the Company received this loan under the Small Business Administration’s (“SBA”) PPP. The loan was forgiven during the first quarter of 2021 and was included in other income (expense) in the consolidated statements of operations.	-	1,052
Note payable bearing interest at 1.00%. The notes’ principal, plus any accrued and unpaid interest is due May 1, 2022. Loan payments are deferred six months from start of loan. The Company received this loan under the SBA’s PPP. The loan was forgiven during the first quarter of 2021 and was included in other income (expense) in the consolidated statements of operations.	-	396
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	124	370
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	79	129
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B and includes debt covenants requiring a Current Ratio of 1.75 to 1.00 and a Debt Service Coverage Ratio of 1.25 to 1.00. Craft C+B must also provide annual financial statements and tax returns. Craft C+B was in compliance with all debt covenants as of December 31, 2021.	56	163
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note has a 15-month term with principal and accrued interest due in lump sum in January 2022. On January 4, 2022, the maturity date was further extended to April 8, 2022. The borrowing limit is $0.5 million. The note is secured by the assets of Craft C+B.	500	500
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	108	146
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	167	226
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	182	241
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	7,751	-
Total notes payable	8,967	5,523
Less current portion	(894)	(3,830)
Long-term portion of notes payable	$8,073	$1,693

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The Company paid $0.3 million and $0.1 million in interest on notes for the years ended December 31, 2021 and 2020, respectively.

In October 2021, TQLA, LLC (“TQLA”) sold its promissory note in the principal amount of $6.9 million, whereby this portion of the note payable was no longer considered a related party liability.

Maturities on notes payable as of December 31, 2021 were as follows:

(Dollars in thousands)
2022	$894
2023	194
2024	7,879
2025	-
2026	-
Thereafter	-
$8,967

13. Secured Credit Facilities

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

Years Ended December 31, 2021 and 2020

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

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022. The Company paid $0 in interest during the year ended December 31, 2021.

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

On July 30, 2021, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with the holders of the Existing Warrants to exercise for cash their Existing Warrants. The Company received gross proceeds of $2.4 million on the exercise of the outstanding warrants, and recognized a deemed dividend of $2.3 million based on the Black Scholes valuation as a result of the higher strike price on the July 2021 issued warrants, which is included in the consolidated statements of operations. See additional discussion in Note 17.

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

The Loan matured on January 14, 2021 and all amounts outstanding under the Loan became due and payable. On January 8, 2021, the Company entered into an amendment to the Loan Agreement with Live Oak to extend the maturity date to April 13, 2021. On April 13, 2021, the maturity date was amended to further extend it to May 13, 2021. On May 11, 2021, the maturity date was further extended to August 11, 2021 and the maximum loan balance was amended to the lesser of $3.0 million or the borrowing base. On August 11, 2021, the maturity date was further extended to October 11, 2021. On October 11, 2021, the maturity date was further extended to November 11, 2021. On February 28, 2022, Live Oak formally agreed to forbear enforcement of the Loan while the parties finalize a further extension of the maturity date. All other material terms of the Loan Agreement remain unchanged. The Lender may at any time demand repayment of the Loan in whole or in part, in which case the Borrowers will be obligated to repay the Loan (or portion thereof for which repayment is demanded) within 30 days following the date of demand. The Borrowers may prepay the Loan, in whole or in part, at any time without penalty or premium.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Borrowers are also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.2 million in interest during the year ended December 31, 2021. On February 5, 2021, the Company repaid $3.4 million of the secured credit facility with Live Oak, reducing the principal balance to $2.8 million as of December 31, 2021.

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

14. Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The provision (benefit) for income taxes for the years ended December 31, 2021 and 2020 were as follows, assuming a 21% federal effective tax rate. The Company also has a state tax rate for Oregon, of 6.6% for both December 31, 2021 and 2020.

The provision of income taxes for the years ended December 31, 2021 and 2020 were as follows:

(Dollars in thousands)	2021	2020
Expected federal income tax benefit	$(431)	$(1,934)
State income taxes after credits	(145)	(651)
Change in allowance	576	2,585
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities as of December 31 consisted of the following:

(Dollars in thousands)	2021	2020
Deferred tax assets
Net operating loss carryforwards	$16,642	$15,731
Stock-based compensation	894	887
Total deferred tax assets	17,536	16,618

Deferred tax liability
Depreciation and amortization	(1,650)	(1,431)
Total deferred tax liability	(1,650)	(1,431)
Valuation Allowance	(15,886)	(15,310)
Net deferred tax assets	$-	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

As of December 31, 2021, the Company has a cumulative net operating loss carryforward (“NOL”) of approximately $49.9 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2034, and the state NOLs begin to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 (as amended, the Internal Revenue Code) and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

15. Commitments and Contingencies

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

16. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of December 31, 2021 and 2020.

17. Stockholders’ Equity

Issuance of Common Stock

During 2021, the Company issued 313,442 shares of common stock to directors and employees for stock-based compensation of $0.6 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.28 to $2.98 per share.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

During 2021, the Company sold 1,297,653 shares of common stock for net proceeds of $3.6 million in at-the-market public placements. In addition, the Company issued 5,000 shares of its common stock upon the exercise of stock options at $1.23 per share.

During 2020, the Company issued 706,987 shares of common stock to directors, employees and consultants for stock-based compensation of $1.0 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $1.08 to $3.20 per share.

Issuance of Series B Preferred Stock

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2021, the Company issued as dividends 10,670 shares of common stock at a VWAP of $2.57 per share.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2021, the number of shares available for grant under the 2016 Plan reset to 3,747,583 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year, and then added to the prior year plan amount. As of December 31, 2021, there were 57,586 options and 1,362,876 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of December 31, 2021, there were no options outstanding that were not issued under the Plans.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

A summary of all stock option activity as of and for the years ended December 31, 2021 and 2020 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2019	784,101	$5.65
Options granted	22,000	0.65
Options canceled	(671,587)	5.70
Outstanding as of December 31, 2020	134,514	$4.71
Options granted	5,000	0.53
Options exercised	(5,000)	1.23
Options canceled	(76,928)	4.95
Outstanding as of December 31, 2021	57,586	$3.29

Exercisable as of December 31, 2021	54,628	$3.20

On December 7, 2021, the Company issued 5,000 shares of common stock at $1.23 per share upon the exercise of stock options for proceeds of $6,150.

The aggregate intrinsic value of options outstanding as of December 31, 2021 was $8,400.

As of December 31, 2021, there were 2,958 unvested options with an aggregate grant date fair value of $4,774. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and three years from the grant date. The aggregate intrinsic value of unvested options as of December 31, 2021 was $0. During the year ended December 31, 2021, 10,833 options vested.

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

The following weighted-average assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2021:

Risk-free interest rate	1.69%
Expected term (in years)	5.0
Dividend yield	-
Expected volatility	75%

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2021 was $1.17. The aggregate grant date fair value of the 5,000 options granted during the year ended December 31, 2021 was $5,845.

For the years ended December 31, 2021 and 2020, net compensation expense related to stock options was $26,983 and $0.3 million, respectively. As of December 31, 2021, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.5 years.

On August 11, 2021, the Company’s annual compensation program for its board of directors was approved. Effective October 1, 2021, it now includes 1) annual board member fees of $0.05 million, paid in quarterly installments, (2) an annual board chair premium of $0.02 million, paid in quarterly installments, (3) an annual committee chair premium of $0.01 million, paid in quarterly installments, and (4) an annual committee member fee of $0.02 million, paid in quarterly installments. The directors have agreed to be compensated in RSU’s in lieu of cash payment.

Warrants

From April 19, 2021 through May 12, 2021, the Company issued in a private placement, Existing Warrants to purchase up to 900,000 shares of common stock at an exercise price of $2.60 per Warrant Share. The estimated fair value of the warrants of $0.7 million was recorded as debt issuance cost and will be amortized to interest expense over the maturity period of the secured credit facility, with $0.2 million recorded during the period ended December 31, 2021.

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

The estimated fair value of the New Warrants was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the assumptions below:

Volatility	75%
Risk-free interest rate	0.69%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$3.88

In connection with the Purchase Agreement described above, the Subscriber for the Series B Preferred Stock received a warrant to purchase up to 116,666 shares of common stock at an exercise price equal to $3.75 per share. The warrants have an estimated fair value of $0.1 million based on the Black Scholes option-pricing model using the assumptions below.

Volatility	75%
Risk-free interest rate	1.17%
Expected term (in years)	4.0
Expected dividend yield	-
Fair value of common stock	$2.61

During the year ended December 31, 2020, the Company issued a warrant to purchase an aggregate of 100,000 shares of common stock at an exercise price of $3.94 per share in connection with the Secured Credit Facility from Live Oak.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

A summary of activity in warrants was as follows:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2020	240,278	3.2	$4.85	$-

Granted	1,916,666	4.5	3.09	-
Exercised	(900,000)	2.7	2.65	-
Outstanding as of December 31, 2021	1,256,944	4.0	$3.42	$-

18. Related Party Transactions

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

On October 24, 2019, the Company’s Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Stephanie Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, the majority owner of Intersect. Effective June 15, 2020, the Company’s Board appointed Robert Grammen to the Board to fill an existing vacancy and he is also a member of Intersect.

In connection with the acquisition of Azuñia Tequila from Intersect, TQLA was entitled to receive up to 93.88% of the aggregate consideration payable under the Asset Purchase Agreement. On February 10, 2021 and April 19, 2021, the Company issued 1.2 million shares and 682,669 shares, respectively, of its common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between the Company and Intersect in respect of the Azuñia Tequila acquisition at a weighted-average of $4.67 per share and $1.82 per share, respectively. The Shares constituted the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement. As of December 31, 2021, all shares held by TQLA were sold.

In addition, on September 16, 2019, the Company entered into a Subscription Agreement with Stephanie Kilkenny’s spouse, Patrick J. Kilkenny as Trustee For Patrick J. Kilkenny Revocable Trust (the “Kilkenny Trust”), in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, pursuant to which the Company issued and sold to the Kilkenny Trust an aggregate of 55,555 units at a per unit price of $4.50. Each unit consists of one share of the Company’s common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share. As of December 31, 2021, all shares held by the Kilkenny Trust were sold.

On April 19, 2021, the Company issued $7.8 million in principal amount of promissory notes as the Earnout Consideration. The loans mature in full on April 1, 2024 and accrue interest at a rate of 6.0% annually. TQLA received a total of 598,223 shares of common stock and a promissory note in the principal amount of $6.9 million. Robert Grammen received a total of 22,027 shares of the Company’s common stock and a promissory note in the principal amount of $0.1 million. The notes have a 36-month term with maturity in April 2024. In October 2021, TQLA sold its promissory note in the principal amount of $6.9 million.

On February 5, 2021, the Company repaid other liabilities due to Intersect and TQLA in an amount of $0.7 million.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

Years Ended December 31, 2021 and 2020

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

19. Subsequent Events

Debt

The Company finalized an amendment with a lender to extend the maturity date of its promissory note payable of $0.5 million that matured in January 2022 to April 8, 2022. All other material terms of the Loan Agreement remain unchanged.

On February 4, 2022, the Company repaid $0.9 million of the secured credit facility with Live Oak, reducing the principal balance to $1.9 million at that date.

On February 28, 2022 Live Oak formally agreed to forbear enforcement of the Loan while the parties finalize a further extension of the maturity date. All other material terms of the Loan Agreement remain unchanged.

On March 21, 2022, the Company has entered into a definitive agreement with TQLA, LLC to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. The loan will bear interest at 9.25% and carry a commitment fee of 2.5%. In addition, the Company will issue a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share.

Stock Issuances

On February 4, 2022, the Company issued 170,000 shares of common stock to its former Chief Executive Officer pursuant to his separation agreement under the 2016 Plan.

Other

On February 4, 2022, the Company sold 798 barrels of 95% rye whiskey ranging in age from three-year-old to eight-year-old for $1.5 million. The proceeds from the sale reduced debt outstanding with Live Oak as well as increased cash for working capital.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and the Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2021 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this evaluation, our management has concluded that we maintained effective internal control over financial reporting as of December 31, 2021.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2021 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 30, 2022:

Name	Age	Position
Geoffrey Gwin	54	Chief Executive Officer and Chief Financial Officer, Director
Elizabeth Levy-Navarro (1)(2)(3)	59	Chairman
Eric Finnsson (1)(2)(3)	60	Director
Robert Grammen (1)(2)(3)	67	Director
Joseph Giansante	55	Director
Stephanie Kilkenny	50	Director
Amy L. Brassard	33	Corporate Secretary

(1) Member of the audit committee.

(2) Member of the compensation committee.

(3) Member of the nominating and corporate governance committee.

Our board of directors currently consists of six members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from any increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board may establish the authorized number of directors from time to time by resolution.

Our executive officers are each appointed by the board and serve at the board’s discretion.

There are no family relationships among our officers or directors.

Executive Officers

Geoffrey Gwin was appointed to our Board of Directors on March 28, 2022. Mr. Gwin was also appointed as our Chief Executive Officer on February 1, 2022 and our Chief Financial Officer as of June 15, 2020. Mr. Gwin previously served as a member of the board of directors from August 2019 through June 2020. Mr. Gwin formed Group G Capital Partners, LLC in 2003 and has continuously managed its related strategies as its Chief Investment Officer. From June 2018 until February 2020, Mr. Gwin was a Member of Quad Capital Management Advisors, LLC and the Managing Member of Group G Capital Partners, LLC. Mr. Gwin is a Board Observer of SMArtX Advisory Solutions, Inc., a private company offering technology solutions to wealth advisors, RIA’s and other financial services firms. Mr. Gwin has held positions at Symphony Asset Management, BHF-BANK Aktiengesellschaft, and Citibank, Inc. over the last two decades. Mr. Gwin holds a Bachelor of Science in Business from Wake Forest University and is a Chartered Financial Analyst.

Amy L. Brassard was appointed as our Corporate Secretary on August 11, 2021 and joined the Company in August 2017. Ms. Brassard has served as our Director of Administration, HR and Compliance Specialist, and most recently as our Corporate Affairs Director. From October 2014 until July 2017, Ms. Brassard held the position of Equity Sales Assistant with KeyBanc Capital Markets serving the National Equities Sales Manager. From 2011 until 2014, Ms. Brassard worked as an Employment Specialist with a non-profit and then as a Staffing Manager for a boutique staffing agency. Ms. Brassard holds a Bachelor of Science in Business from the State University of New York at Oswego.

Non-Employee Directors

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

Eric Finnsson was appointed to our Board of Directors on July 30, 2020. Since March 2019, Mr. Finnsson has served as chief financial officer of GLG Life Tech Corporation, a producer of zero calorie natural sweeteners. Prior to joining GLG Life Tech Corporation, Mr. Finnsson worked as an independent consultant, offering finance and business consulting services to start-ups and individuals investing in China. A retired audit partner, Mr. Finnsson worked for KPMG for over 25 years in Canada, Europe and China, including three years specializing in Global Risk Management in KPMG’s International Headquarters. During his time with KPMG in China, Mr. Finnsson specialized in auditing and advising large multinational groups in the food and beverages sector. Mr. Finnsson graduated from The University of British Columbia in 1987 with a major in Economics and received his designation as a Canadian Chartered Accountant in 1990.

Robert Grammen was appointed to our Board of Directors on June 15, 2020. Since 1999, Mr. Grammen has been affiliated with EFO Management, LLC, where he currently serves as a managing director. EFO Management, LLC is a family investment office, where Mr. Grammen is responsible for the origination, analysis, structure and execution of direct debt and equity investments across a wide range of asset classes that include IT, healthcare, hospitality, spirits and real estate. Prior to joining EFO Management, LLC, Mr. Grammen served as a vice president of International Trading Group, focusing on the purchase, restructure, and sale of distressed municipal bond debt. Mr. Grammen received his Bachelor of Arts in Economics from Bethany College, Bethany, West Virginia.

Joseph Giansante was appointed to our Board of Directors on March 28, 2022.  Since March 2021, Mr. Giansante has served as the Executive Vice President of Big League Dreams, LLC. Previous to his role at Big League Dreams, Mr. Giansante was Eastside Distilling’s Chief Marketing Officer from September 2019 until November 2020, having joined the Company as part of the Azuñia Tequila asset purchase. Prior to the acquisition, Mr. Giansante was the Managing Director of Azuñia Tequila and oversaw all aspects of the operation. Prior to Azuñia, Mr. Giansante served as the Senior Vice President, Chief Marketing Officer at Vivature Sports Solutions of Dallas, Texas after a long career in collegiate sports. Mr. Giansante served as Executive Senior Associate Athletic Director and Chief Revenue Officer of Syracuse athletics, as well as Senior Associate Athletic Director for Marketing and Brand Development - External Affairs for the University of Oregon Athletic Department, where he oversaw and managed Oregon athletics' marketing and brand identity. Prior to joining the University of Oregon, Mr. Giansante served as the Programming Executive Producer and Director of the Oregon Sports Network and CSN, and was also the Ducks’ television play-by-play voice and studio show host for a 12-year period starting in 2000, where he won two sports Emmy Awards. Mr. Giansante holds a Bachelor of Arts in Journalism from the University of Oregon.

Stephanie Kilkenny was appointed to our Board of Directors on October 24, 2019. Ms. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. Ms. Kilkenny holds a BS Psychology from Ursinus College in Pennsylvania and relocated to California immediately upon earning her degree. She began her post-college career in Client Services at the corporate offices of Mail Boxes Etc. and as an Operations Manager at the corporate offices of Insurance Express Services. After a few years in the corporate world, Ms. Kilkenny returned to the classroom to study photography and acquire an AA Interior Design from Mesa College. She then opened her own photography and design firm, Adair Interiors, LLC. Stephanie currently serves as Board President of the Lucky Duck Foundation, a non-profit organization that has raised over $10 million dollars for various charitable organizations since Ms. Kilkenny and her husband Patrick founded it in 2005. In 2017, The Lucky Duck Foundation narrowed its focus to alleviating the suffering of San Diego County’s homeless population. Their annual Swing & Soiree event has raised over $1 million dollars per year for the past 5 years.

Board Committees

Audit Committee

Our audit committee oversees the engagement of our independent public accountants, reviews our audited financial statements, meets with our independent public accountants to review internal controls and reviews our financial plans. Our audit committee currently consists of Eric Finnsson, who is the chair of the committee, Robert Grammen, and Elizabeth Levy-Navarro. Each of Messrs. Finnsson and Grammen and Ms. Levy-Navarro have been determined by our Board of Directors to be independent in accordance with Nasdaq and SEC standards. Our Board of Directors has also designated Mr. Finnsson as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that Mr. Finnsson possesses the requisite “financial sophistication” under applicable Nasdaq rules. The audit committee operates under a written charter which is available on our website at https://www.eastsidedistilling.com/investors. Both our independent registered accounting firm and internal financial personnel regularly meet with our audit committee and have unrestricted access to the audit committee. Each member of the audit committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the audit committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

Compensation Committee

Our compensation committee reviews and recommends policies, practices and procedures relating to compensation for our directors and officers and advises and consults with our officers regarding the compensation of managerial personnel and its relation to corporate development. Our compensation committee currently consists of Elizabeth Levy-Navarro, who is the chair of the committee, Eric Finnsson, and Robert Grammen, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee evaluates the composition, size and governance of our Board of Directors and its committees, evaluates and recommends candidates for election to our Board of Directors, establishes a policy for considering stockholder nominees and reviewing our corporate governance principles and provides recommendations to the Board of Directors. Our nominating committee currently consists of Robert Grammen, who is the chair of the committee, Eric Finnsson, and Elizabeth Levy-Navarro, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. The nominating committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Board Diversity Matrix

Board Diversity Matrix (As of March 30, 2022)
	Female		Male
Total Number of Directors		6
Part I: Gender Identity
Directors	2		4
Part II: Demographic Background
Hispanic or Latinx	1
White	2		4
Two or More Races or Ethnicities	1

Director Nomination Process

The nominating committee identifies director nominees by first considering those current members of the Board of Directors who are willing to continue in service. Current members of the Board of Directors with skills and experience that are relevant to our business and who are willing to continue in service are considered for re-nomination, balancing the value of the skills and experiences of the current members and the value of continuity of service by existing members of the Board of Directors with that of obtaining a new perspective or skills and experiences. If any member of the Board of Directors does not wish to continue in service, if the nominating committee or the Board of Directors decides not to re-nominate a member for reelection, if the nominating committee or the Board of Directors decided to fill a director position that is currently vacant, or if the nominating committee or the Board of Directors decides to recommend that the size of the Board of Directors be increased, the nominating committee identifies the desired skills needed by the board and will evaluate the experience of a new nominee in light of the criteria described below. Current members of the Board of Directors and management are polled for suggestions as to individuals meeting the Board of Directors’ criteria. Research may also be performed to identify qualified individuals and, if appropriate, the nominating committee may engage a search firm. Nominees for director are selected by a majority of the members of the Board of Directors, with any current directors who may be nominees themselves abstaining from any vote relating to their own nomination. We anticipate that all of our directors will participate in the consideration of the director nominees for election at the Company’s upcoming annual meeting. Although the nominating committee and the Board of Directors do not have a formal diversity policy, the Board of Directors expects that the nominating committee will consider such factors as it deems appropriate to develop a Board and committees that are diverse in nature and comprised of experienced and seasoned advisors. Factors considered by the nominating committee include judgment, knowledge, skill, diversity (including factors such as race, gender, and experience), integrity, experience with businesses and other organizations of comparable size, including experience in the spirits industry, business, finance, administration or public service, the relevance of a candidate’s experience to our needs and experience of other board members, familiarity with national and international business matters, experience with accounting rules and practices, the desire to balance the considerable benefit of continuity with the periodic injection of the fresh perspective provided by new members, and the extent to which a candidate would be a desirable addition to the Board of Directors and any committees of the Board of Directors.

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

Code of Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Requests may be directed to our principal executive offices at 2321 NE Argyle Street, Unit D, Portland, Oregon 97211. Also, a copy of our Code of Business Conduct and Ethics is available on our website. We will disclose, on our website, any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics enumerated in applicable rules of the SEC.

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for services rendered during the fiscal years ended December 31, 2021 and 2020.

Name and Position	Year	Salary ($)		Bonus ($)		Stock Awards ($)		All Other Compensation ($)		Total ($)
Paul Block	2021	350,000		-		200,000	(1)	-		550,000
Chief Executive Officer, Director (Since July 1, 2020)	2020	174,777	(2)	87,388	(3)	100,000	(4)	60,000	(5)	422,165

Geoffrey Gwin	2021	232,692		-		44,000	(6)	-		276,692
Chief Financial Officer, Director (Since June 15, 2020)	2020	51,923		35,000	(7)	150,000	(8)	62,989	(9)	299,912

Amy Brassard	2021	85,530		5,000		52,800	(10)	-		143,330
Corporate Secretary (Since August 11, 2021)	2020	80,166		-		-		-		80,166

(1)	Mr. Block received a grant of the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2021 and ending December 31, 2023, if Mr. Block remains employed on the applicable vesting date. Mr. Block resigned from the Company February 1, 2022.
(2)	Mr. Block’s salary in 2020 was paid in all stock. The amount reflects the aggregate grant date fair value of 125,000 shares calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(3)	Mr. Block’s bonus in 2020 was paid in all stock. The amount reflects the aggregate grant date fair value of 62,500 shares calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(4)	Mr. Block received a grant of the equivalent of $100,000 of RSUs, one-half (1/2) of which will be earned and vested on each of March 31, 2021 and June 30, 2021, if Mr. Block remains employed on the applicable vesting date.
(5)	Mr. Block received $60,000 in director fees for 2020.
(6)	Mr. Gwin received a grant of the equivalent of $44,000 of RSUs, which vest on January 15, 2023, if Mr. Gwin remains employed on the applicable vesting date.
(7)	Mr. Gwin received a bonus of $35,000, $17,500 of which was paid in cash and $17,500 was paid in 16,204 shares of stock, calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(8)	Mr. Gwin received a grant of the equivalent of $150,000 of RSUs, one-quarter of which will be earned and vested on each of September 30, 2020, December 31, 2020, March 31, 2021 and June 30, 2021, if Mr. Gwin remains employed on the applicable vesting date. Subsequent to December 31, 2020, $56,250 of unvested RSU’s were rescinded by mutual agreement.
(9)	Mr. Gwin received $62,989 in director fees for 2020, which he elected to receive in 40,246 restricted stock units in lieu of cash, calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant.
(10)	Ms. Brassard received a grant of the equivalent of $26,400 of RSUs, which vested immediately. In addition, she received a grant of the equivalent of $26,400 of RSUs, which vest on January 15, 2023, if Ms. Brassard remains employed on the applicable vesting date.

Employment Agreement

The Company does not have a formal severance policy or plan applicable to the executive officers as a group. The following summaries of the employment agreements are qualified in their entirety by reference to the text of the employment agreements, as amended, which have been previously filed in our prior SEC reports.

Employment Agreement with Paul Block

Paul Block was appointed as our Chief Executive Officer as of July 1, 2020. The agreement was terminated effective February 1, 2022.

Employment Agreement with Geoffrey Gwin

On June 15, 2020 the Company entered into an Executive Employment Agreement with Mr. Gwin. The agreement expired on June 15, 2021. Mr. Gwin is now employed at will, with the terms of his employment being determined by the expired Employment Agreement.

Under the Employment Agreement, Mr. Gwin received an annual base salary of $250,000, with $100,000 in cash and $150,000 in RSUs. Twenty-five percent (25%) of the award vested on each of March 31, June 30 and September 30 and December 31 of each year this contract is in effect, beginning September 30, 2020. Mr. Gwin was eligible to receive a target incentive payment of 100% of his annual base salary beginning in 2020, paid 50% in RSUs and 50% in cash. Actual payments were determined based on a combination of the Company’s results and individual performance against the applicable performance goals established by the Compensation Committee of the Board. Mr. Gwin also received (i) a signing bonus of $35,000, 50% in cash and 50% in fully vested stock of the Company, and (ii) other benefits that were generally available to other executive officers of the Company. Effective February 4, 2021, Mr. Gwin and the Company entered into a First Amendment to Employment Agreement (the “First Amendment”), pursuant to which (i) the Company agreed to pay his entire base salary in cash following the transactions contemplated by that Termination and Inventory Purchase Agreement (the “Termination Agreement”) dated as of February 2, 2021 with Redneck Spirits Group LLC, and (ii) $56,250 of unvested RSUs were rescinded.

Potential Payments upon Termination

In the event that the Company terminated Mr. Gwin’s employment without cause, Mr. Gwin’s Executive Employment Agreement provided for payment of his Base Salary for the unexpired portion of his employment term. Since the term of his employment agreement has expired, Mr. Gwin is not currently entitled to any payment upon termination.

Outstanding Equity Awards at 2021 Fiscal Year-End

The following table sets forth all outstanding equity awards made to each of the Named Executive Officers that were outstanding as of December 31, 2021. The unvested equity awards held by Mr. Block as of December 31, 2021 terminated upon his resignation on February 1, 2022.

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of securities underlying unexercised options (#) unexercisable	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date	Number of shares or units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)	Equity incentive plan awards: Number of unearned shares, units or other rights that have not vested (#)	Equity incentive plan awards: Market or payout value of unearned shares, units or other rights that have not vested ($)
Paul Block
2021 Grant (1)	-	-	-	$-	-	-	$-	156,250	$200,000
2022 Grant (2)	-	-	-	$-	-	-	$-	156,250	$200,000
2023 Grant (3)	-	-	-	$-	-	-	$-	78,125	$100,000

Geoffrey Gwin (4)	-	-	-	$-	-	-	$-	25,000	$44,000

Amy L. Brassard (5)	-	5,609	-	$3.99	1/10/2025	-	$-	15,000	$26,400

(1)	Mr. Block is to receive a grant of the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2021 and ending December 31, 2023, if Mr. Block remains employed on the applicable vesting date.
(2)	Mr. Block is to receive a grant of the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2022 and ending December 31, 2024, if Mr. Block remains employed on the applicable vesting date.
(3)	Mr. Block is to receive a grant of the equivalent of $100,000 of RSUs, one-twelfth (1/12) of which will be earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2023 and ending December 31, 2025, if Mr. Block remains employed on the applicable vesting date.
(4)	Mr. Gwin received a grant of the equivalent of $44,000 of RSUs, which will vest January 15, 2023, if Mr. Gwin remains employed on the applicable vesting date.
(5)	Ms. Brassard received a grant of the equivalent of $26,400 of RSUs, which will vest January 15, 2023, if Ms. Brassard remains employed on the applicable vesting date.

Compensation of Directors

2021 Director Compensation

On August 11, 2021, the Company’s annual compensation program for its board of directors was approved. Effective October 1, 2021, it now includes 1) annual board member fees of $45,000, paid in quarterly installments, (2) an annual board chair fees of $24,000, paid in quarterly installments, (3) an annual committee chair premium of $5,000, paid in quarterly installments, and (4) an annual committee member fee of $20,000, paid in quarterly installments. The directors have agreed to be compensated in RSU’s in lieu of cash payment.

Paul Block, our only employee director during 2021, only received compensation for services as an executive officer. The following table sets forth information regarding compensation earned by or paid to our non-employee directors during the year ended December 31, 2021.

Name	Fees Earned or Paid in Cash ($)		Stock Awards ($)		Option Awards ($)		Total ($)
Eric Finnsson	124,500	(1)	-		-		119,500
Stephanie Kilkenny	68,250	(2)	-		-		68,250
Robert Grammen	119,500	(3)	-		-		119,500
Elizabeth Levy-Navarro	79,465	(4)	12,450	(5)	5,000	(6)	96,915

(1)	Elected to receive 59,519 RSUs in lieu of cash for $119,500 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant. Mr. Finnsson also received $5,000 in cash in respect of special committee fees.
(2)	Elected to receive 37,130 RSUs in lieu of cash for $68,250 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant.
(3)	Elected to receive 59,519 RSUs in lieu of cash for $119,500 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant.
(4)	Elected to receive 36,796 RSUs in lieu of cash for $79,465 of earned fees as valued using the closing stock price as reported on the Nasdaq Capital Market on the respective dates of grant.
(5)	Amounts reflect the aggregate grant date fair value of the 5,399 restricted stock units calculated based on the closing sales price reported on the Nasdaq Capital Market on the respective dates of grant ($2.82, $2.58 and $1.79 per share) without regards to forfeitures.
(6)	Amounts reflect the aggregate grant date fair value of 5,000 shares of common stock underlying the stock options with an exercise price of $1.90, without regards to forfeitures, computed in accordance with ASC 718. This amount does not reflect the actual economic value realized by the director. The options issued vest immediately. The assumptions used to calculate the value of the stock options are set forth in Note 17 in the Notes to Consolidated Financial Statements.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. To our knowledge, based solely on our review of copies of the reports filed with the SEC and the representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2021 were complied with by each person who at any time during the 2021 fiscal year was a director or an executive officer or held more than 10% of our common stock, except that Paul Block filed late eight reports, Geoffrey Gwin filed late two reports, Amy L. Brassard filed late two reports, Elizabeth Levy-Navarro filed late seven reports, Stephanie Kilkenny filed late three reports and Robert Grammen filed late two reports. The Company is currently conducting a review with its officers and directors of all transactions subject to Section 16 reporting requirements in order to cure any remaining delinquencies.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

The following table sets forth information as of March 30, 2022 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding voting securities and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 30, 2022, the Company had 14,961,450 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of March 30, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned
5% Stockholders:
Crater Lake Pte Ltd (2)	923,118	(3)	5.81%
Bigger Capital Fund, LP (4)
District 2 Capital Fund LP (5)	1,660,538	(6)	9.99%
TQLA, LLC	1,813,155	(7)	10.88%

Officers and Directors
Geoffrey Gwin	244,115	(8)	1.63%
Amy Brassard	20,609	(9)	0.14%
Eric Finnsson	95,904	(10)	0.64%
Stephanie Kilkenny	1,813,155	(7)	10.88%
Robert Grammen	162,707	(11)	1.08%
Elizabeth Levy-Navarro	56,181	(12)	0.37%
Joseph Giansante	500	(13)	0.00%
All directors and executive officers as a group (7 persons)	2,393,171		14.22%
	6,789,982

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 2321 NE Argyle, Unit D, Portland, Oregon 97211.

(2)	The address is 883 North Bridge Road, #06-05 Southbank, Singapore 198785.

(3)	Includes 806,451 shares of common stock issuable upon conversion of 2,500,000 shares of the Company’s Series B Preferred Stock and 116,666 shares of common stock of the registrant issuable upon exercise of warrants at an exercise price of $3.75 per share.

(4)	The address is 11434 Glowing Sunset Lane, Las Vegas, Nevada 89135.

(5)	The address is 175 West Carver Street, Huntington, New York 11743.

(6)	Bigger Capital Fund, LP and District 2 Capital Fund LP are a “group” as that term is defined by the SEC. The ownership of the group includes (a) up to 681,818 shares of common stock issuable upon conversion of convertible promissory notes and up to 409,091 shares issuable upon exercise of warrants owned by Bigger Capital Fund, LP and (b) up to 681,818 shares of common stock issuable upon conversion of convertible promissory notes and up to 409,091 shares issuable upon exercise of warrants owned by District 2 Capital Fund LP. The notes may not be converted and the warrants may not be exercised if, after giving effect to the conversion or exercise, the holder would beneficially own in excess of 9.99% of the Company’s outstanding common stock; accordingly the value stated in the table does not include 521,280 shares issuable upon full conversion. The information in this note is based on a Schedule 13G filed on February 14, 2022.

(7)	Includes 102,460 shares held in Ms. Kilkenny’s capacity as trustee of the Stephanie A. Kilkenny Trust, 16,250 shares that Ms. Kilkenny has a right to acquire within 60 days of March 30, 2022; 1,666,666 shares issuable upon exercise of warrants held by TQLA, LLC (“TQLA”), which Ms. Kilkenny, together with her spouse, owns and controls; and 27,778 warrants held directly by Patrick J. Kilkenny, Trustee of the Patrick J. Kilkenny Revocable Trust. Mr. Kilkenny is the spouse of the Reporting Person.

(8)	Includes 107,000 shares held by Group G Investments, LP (“Group G Investments”), the general partner of which is Group G Capital Partners, LLC. Mr. Gwin is the managing member and Chief Investment Officer of Group G Capital Partners, LLC and is also a limited partner of Group G Investments. By virtue of his roles with Group G Capital Partners, LLC, he may be deemed to be the indirect beneficial owner of Group G Investments’ portfolio securities; however, he disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein. Also includes 25,000 RSUs that vest January 15, 2023.

(9)	Includes 15,000 RSUs that vest January 15, 2023 and 5,609 shares underlying presently exercisable stock options.

(10)	Includes 5,000 shares underlying presently exercisable stock options and 32,500 shares that Mr. Finnsson has a right to acquire within 60 days of March 30, 2022.

(11)	Includes 5,000 shares underlying presently exercisable stock options and 32,500 shares that Mr. Grammen has a right to acquire within 60 days of March 30, 2022.

(12)	Includes 5,000 shares underlying presently exercisable stock options and 33,500 shares that Ms. Levy-Navarro has a right to acquire within 60 days of March 30, 2022.

(13)	Includes 500 shares that Mr. Giansante has a right to acquire within 60 days of March 30, 2022.

The following table sets forth information as of March 30, 2022 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding Series B preferred stock. As of March 30, 2022, we had 2,500,000 shares of Series B preferred stock outstanding.

Beneficial ownership is determined under the rules of the SEC and generally includes voting or investment power over securities. Except in cases where community property laws apply or as indicated in the footnotes to this table, we believe that each stockholder identified in the table possesses sole voting and investment power over all shares of capital stock shown as beneficially owned by the stockholder.

Shares of Series B preferred stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 30, 2022 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address	Number of Series B Preferred Shares Beneficially Owned	Percentage Owned
5% Stockholders:
Crater Lake Pte Ltd	2,500,000	100.00%
883 North Bridge Road #06-05 Southbank Singapore 198785

Securities Authorized for Issuance Under Equity Compensation Plans. The following provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2021:

Equity Compensation Plan Information

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders (1) (2)	57,586	$3.29	2,327,121
Equity compensation plans not approved by security holders	-	-	-
Total	57,586	$3.29	2,327,121

(1)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan was initially set at 166,667 shares, subject to adjustment. On January 1, 2017 and pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. On January 1, 2020, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 2,887,005 shares. On January 1, 2021, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 3,747,583 shares. The exercise price per share of each stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2021, there were 57,586 options, with a weighted-average exercise price of $3.29 per share, and 1,362,876 RSUs issued under the 2016 Plan, with vesting schedules varying between immediate and three (3) years from the grant date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2020 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described above under the headings “Compensation of Directors” and “Executive Compensation.” As of the date of this Annual Report on Form 10-K, there are no proposed transactions as described in the foregoing sentence.

Stephanie Kilkenny

Stephanie Kilkenny was appointed to the Board in accordance with the terms of the Asset Purchase Agreement, dated September 12, 2019 (the “Asset Purchase Agreement”), between us and Intersect Beverage, LLC, a California limited liability company (“Intersect”), pursuant to which we acquired substantially all of the assets of Intersect, an importer and distributor of tequila and related products under the brand name Azuñia. The Transaction closed on September 12, 2019. Mrs. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, the majority owner of Intersect.

In connection with the acquisition of Azuñia Tequila from Intersect, TQLA was entitled to receive up to 93.88% of the aggregate consideration payable under the Asset Purchase Agreement. On February 10, 2021 and April 19, 2021, we issued 1.2 million shares and 682,669 shares, respectively, of our common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between us and Intersect in respect of the Azuñia Tequila acquisition at a weighted-average of $4.67 per share and $1.82 per share, respectively. The Shares constitute the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement. As of December 31, 2021, all shares held by TQLA were sold.

In addition, on September 16, 2019, we entered into a Subscription Agreement with Stephanie Kilkenny’s spouse, Patrick J. Kilkenny as Trustee For Patrick J. Kilkenny Revocable Trust (the “Kilkenny Trust”), in reliance on the exemption from registration afforded by Section 4(a)(2) of the Securities Act and Rule 506(b) promulgated thereunder, pursuant to which we issued and sold to the Kilkenny Trust an aggregate of 55,555 units at a per unit price of $4.50. Each unit consists of one share of our common stock and a three-year warrant to acquire 0.5 shares of common stock at an exercise price of $5.50 per share. As of December 31, 2021, all shares held by the Kilkenny Trust were sold.

On April 19, 2021, we issued $7.8 million in principal amount of promissory notes as the Earnout Consideration. The loans mature in full on April 1, 2024 and accrue interest at a rate of 6.0% annually. TQLA received a total of 598,223 shares of common stock and a promissory note in the principal amount of $6.9 million. Robert Grammen, a member of our Board and a member of Intersect, received a total of 22,027 shares of our common stock and a promissory note in the principal amount of $0.1 million. The notes have a 36-month term with maturity in April 2024. In October 2021, TQLA sold its promissory note in the principal amount of $6.9 million.

On February 5, 2021, we repaid other liabilities due to Intersect and TQLA in an amount of $0.7 million.

Robert Grammen

Effective June 15, 2020, our Board appointed Robert Grammen to the Board to fill an existing vacancy on the Board. Mr. Grammen is also a member of Intersect. Pursuant to the Asset Purchase Agreement between the Company and Intersect, Mr. Grammen received a total of 22,027 shares of our common stock and a promissory note in the principal amount of $91,740.

We believe that the foregoing transactions were in the best interests of the Company. Consistent with Section 78.140 of the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time they are authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees

M&K CPAS, PLLC (“M&K”) billed us $59,000 in fees for our 2021 annual audit and $54,000 in fees for the completion of our 2020 audit. M&K also billed $31,500 and $28,500 in fees for the review of our quarterly financial statements in 2021 and 2020, respectively.

Audit Related Fees

We paid fees to M&K for assurance and related services of $15,500 and $10,500 related to other SEC filings in 2021 and 2020, respectively.

Tax Fees

For the years ended December 31, 2021 and 2020, the aggregate fees billed for tax compliance by M&K were $4,000 and $15,000, respectively.

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
The following documents are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2021 and 2020
Consolidated Statements of Operations for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2021 and 2020
Consolidated Statements of Cash Flows for the Years Ended December 31, 2021 and 2020
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
(a)(3)	Exhibits
See Index to Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

31.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 *	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer, Director

By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Geoffrey Gwin	Chief Executive Officer, Chief Financial Officer, and Director	March 30, 2022
Geoffrey Gwin

/s/ Robert Grammen	Director	March 30, 2022
Robert Grammen

/s/ Stephanie Kilkenny	Director	March 30, 2022
Stephanie Kilkenny

/s/ Eric Finnsson	Director	March 30, 2022
Eric Finnsson

/s/ Elizabeth Levy-Navarro	Director	March 30, 2022
Elizabeth Levy-Navarro

/s/ Joseph Giansante	Director	March 30, 2022
Joseph Giansante

