Form 10-Q
period 2022-03-31
Eastside Distilling, Inc.
filed 2022-05-16
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 16, 2022, 15,285,824 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2022

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2022 and December 31, 2021

(Dollars in thousands, except shares and per share amounts)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$2,606	$3,276
Trade receivables, net	1,255	1,446
Inventories	6,085	6,510
Prepaid expenses and current assets	5,070	2,873
Total current assets	15,016	14,105
Property and equipment, net	2,151	2,163
Right-of-use assets	3,302	3,211
Intangible assets, net	13,521	13,624
Other assets, net	424	457
Total Assets	$34,414	$33,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,367	$1,265
Accrued liabilities	1,037	833
Current portion of secured credit facilities, net of debt issuance costs	4,992	5,725
Note payable, related party, net of debt issuance costs	1,075	-
Current portion of notes payable	744	894
Current portion of lease liabilities	964	781
Total current liabilities	11,179	9,498
Lease liabilities, net of current portion	2,524	2,498
Note payable, related party	92	92
Notes payable, net of current portion	8,018	8,073
Total liabilities	21,813	20,161

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 35,000,000 shares authorized; 15,085,824 and 14,791,449 shares issued and outstanding as of March 31, 2022 and December 31, 2021, respectively	2	1
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 issued and outstanding as of both March 31, 2022 and December 31, 2021	-	-
Additional paid-in capital	73,278	72,003
Accumulated deficit	(60,679)	(58,605)
Total stockholders’ equity	12,601	13,399
Total Liabilities and Stockholders’ Equity	$34,414	$33,560

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2022 and 2021

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	2022	2021

Sales	$3,780	$3,243
Less customer programs and excise taxes	40	95
Net sales	3,740	3,148
Cost of sales	2,793	2,605
Gross profit	947	543
Operating expenses:
Sales and marketing expenses	647	857
General and administrative expenses	1,930	1,924
Loss on disposal of property and equipment	-	61
Total operating expenses	2,577	2,842
Loss from operations	(1,630)	(2,299)
Other income (expense), net
Interest expense	(406)	(126)
Other income	-	2,200
Total other income (expense), net	(406)	2,074
Loss before income taxes	(2,036)	(225)
Provision for income taxes	-	-
Net loss from continuing operations	(2,036)	(225)
Net income from discontinued operations	-	3,933
Net income (loss)	(2,036)	3,708
Preferred stock dividends	(38)	-
Net income (loss) attributable to common shareholders	$(2,074)	$3,708

Basic net income (loss) per common share	$(0.14)	$0.33
Diluted net income (loss) per common share	$(0.14)	$0.31

Basic weighted average common shares outstanding	14,901	11,089
Diluted weighted average common shares outstanding	14,901	11,981

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(2,036)	$3,708
Net (income) from discontinued operations	-	(3,933)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities
Depreciation and amortization	263	300
Bad debt expense	43	(20)
Forgiveness of debt - Paycheck Protection Program (“PPP”)	-	(1,448)
Loss on disposal of assets	-	61
Inventory allowance	(32)	-
Remeasurement of deferred consideration	-	(750)
Stock dividend payable	(38)
Amortization of debt issuance costs	180	-
Interest accrued to secured credit facilities	50	-
Issuance of common stock in exchange for services for related parties	207	-
Issuance of common stock in exchange for services for third parties	119	78
Stock-based compensation	2	19
Changes in operating assets and liabilities:
Trade receivables, net	148	(285)
Inventories	457	573
Prepaid expenses and other assets	(924)	(65)
Right-of-use assets	229	122
Accounts payable	1,102	(399)
Accrued liabilities	205	(347)
Other liability, related party	-	(700)
Deferred revenue	-	-
Net lease liabilities	(111)	(128)
Net cash used in operating activities	(136)	(3,214)
Net cash provided by operating activities of discontinued operations	-	4,614
Net cash (used in) provided by operating activities	(136)	1,400
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	89
Purchases of property and equipment	(1,389)	(15)
Net cash (used in) provided by investing activities of continuing operations	(1,389)	74
Net cash provided by investing activities of discontinued operations	-	3,345
Net cash (used in) provided by investing activities	(1,389)	3,419
Cash Flows From Financing Activities:
Proceeds from note payable, related party	2,000	-
Payments of principal on secured credit facilities	(940)	(3,438)
Payments of principal on notes payable	(205)	(203)
Net cash provided by (used in) financing activities	855	(3,641)
Net increase (decrease) in cash	(670)	1,178
Cash at the beginning of the period	3,276	836
Cash at the end of the period	$2,606	$2,014

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$215	$69
Cash paid for amounts included in measurement of lease liabilities	$177	$170

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of common stock pursuant to Azuñia earn-out	$-	$5,618
Warrants issued in relation to secured credit facilities	$948	$-
Right-of-use assets obtained in exchange for lease obligations	$320	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, exports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 71 people in the United States.

The Company’s spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, and tequila. The Company sells products on a wholesale basis to distributors in open states and brokers in control states.

The Company operates a mobile craft canning and bottling business (“Craft C+B”) that primarily services the craft beer and craft cider industries. Craft C+B operates 16 mobile filling lines in Seattle, Washington; Spokane, Washington; Portland, Oregon; and Denver, Colorado. During 2022, the Company made substantial investments in Craft C+B to expand its product offerings to include digital can printing activities in the Pacific Northwest.

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

The Company had an accumulated deficit of $60.7 million as of March 31, 2022, including a net loss of $2.0 million incurred during the three months ended March 31, 2022, which led to a reduction of $0.8 million in working capital. As of March 31, 2022, the Company had $2.6 million of cash on hand with working capital of $3.8 million. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

Although the Company’s audited financial statements for the year ended December 31, 2021 were prepared under the assumption that it would continue operations as a going concern, the report of its independent registered public accounting firm that accompanied the financial statements for the year ended December 31, 2021 contained a going concern explanatory paragraph in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in it.

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2022, its operating results for the three months ended March 31, 2022 and 2021 and its cash flows for the three months ended March 31, 2022 and 2021. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year). The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Redneck Riviera Whiskey Co., LLC (a discontinued operation), and Craft Canning + Bottling, LLC and the Azuñia tequila assets. All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $3,812 and $70,237 for the three months ended March 31, 2022 and 2021, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $40,062 and $24,763 for the three months ended March 31, 2022 and 2021, respectively.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, social media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising and marketing expenses totaled $0.2 million and $0.3 million for the three months ended March 31, 2022 and 2021, respectively.

General and Administrative Expenses

General and administrative expenses consist of salary and benefit expenses, travel and entertainment expenses for executive and administrative staff, rent and utilities, professional fees, insurance, and amortization and depreciation expense. General and administrative costs are expensed as incurred.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of March 31, 2022, two distributors represented 18% of trade receivables. As of December 31, 2021, four wholesale customers represented 42% of trade receivables. Sales to one distributor accounted for 25% of consolidated sales for the three months ended March 31, 2022. Sales to one wholesale customer accounted for 18% of consolidated sales for the three months ended March 31, 2021.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of March 31, 2022 and December 31, 2021, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value as of March 31, 2022 or December 31, 2021. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of March 31, 2022 and December 31, 2021, the Company’s notes approximate fair value.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

Items Measured at Fair Value on a Nonrecurring Basis

Certain assets and liabilities acquired in a business acquisition are valued at fair value at the date of acquisition due to having indefinite lives. The Company, on an annual basis, tests the indefinite life assets for impairment. If an indefinite life asset is found to be impaired, then the Company will estimate its useful life and amortize the asset over the remainder of its useful life.

Inventories

Inventories primarily consist of bulk and bottled liquor and raw materials and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out (“FIFO”) method. A portion of the Company’s finished goods inventory is held by certain independent distributors on consignment until it is sold to a third party. The Company regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the Company’s estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of March 31, 2022 and determined that they were not impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of March 31, 2022 and determined that they were not impaired.

Comprehensive Income

The Company did not have any other comprehensive income items for the three months ended March 31, 2022 and 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

Accounts Receivable Factoring Program

During 2021, the Company participated in two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. In December 2021, the agreement with the co-packing program expired. The agreement with the spirits program had a zero balance as of March 31, 2022.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

Recently Adopted Accounting Pronouncements

In October 2021, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers, (“ASU 2021-08”) which requires an entity to recognize and measure contract assets and contract liabilities acquired in a business combination in accordance with Topic 606, Revenue Recognition. This ASU is effective for annual and interim periods beginning after December 15, 2022. Early adoption is permitted. The Company is currently evaluating the effect that ASU 2021-08 will have on its consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU 2020-06, Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity, (“ASU 2020-06”) which simplifies the accounting for convertible instruments by eliminating the beneficial conversion feature and cash conversion models. Certain convertible instruments will be accounted for as a single unit of account, unless the conversion feature requires bifurcation and recognition as a derivative. Additionally, this ASU simplifies the earnings per share calculation, by eliminating the treasury stock method and requiring entities to use the if-converted method. This guidance is effective for annual periods beginning after December 31, 2021 with early adoption permitted. The Company early adopted ASU 2020-06 for the year ended December 31, 2021.

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

March 31, 2022

(Unaudited)

4. Discontinued Operations

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

For the three months ended March 31, 2021, the revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. As of December 31, 2021, there were no assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Sales	$-	$290
Less customer programs and excise taxes	-	31
Net sales	-	259
Cost of sales	-	162
Gross profit	-	97
Operating expenses:
Sales and marketing expenses	-	27
General and administrative expenses	-	16
Total operating expenses	-	43
Income from operations	-	54
Other income, net
Other income	-	1,029
Gain on termination of license agreement	-	2,850
Total other expense, net	-	3,879
Net income	$-	$3,933

5. Business Segment Information

The Company’s internal management financial reporting consists of Eastside spirits and Craft C+B. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, gin, rum, tequila and Ready-to-Drink (“RTD”) and are sold on a wholesale basis to distributors in open states, and brokers in control states. The Company’s principal area of operation is in the U.S. and has one spirits customer that represents 25% of its revenue. Craft C+B primarily services the craft beer and craft cider business. Craft C+B operates 16 mobile lines in Seattle, Washington; Spokane, Washington; Portland, Oregon; and Denver, Colorado.

The measure of profitability reviewed is a condensed statement of operations and gross margin. These business segments reflect how operations are managed, operating performance is evaluated and the structure of internal financial reporting. Total asset information by segment is not provided to, or reviewed by, the chief operating decision maker (“CODM”) as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 3. Spirits allocates 50% of certain general and administrative expenses to Craft C+B, which is included in the segments’ financial data below.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

Segment information was as follows for the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Spirits
Sales	$2,704	$1,334
Net sales	2,664	1,239
Cost of sales	1,682	1,054
Gross profit	982	185
Total operating expenses	1,269	1,695
Net income (loss)	(682)	4,113
Gross margin	37%	15%

Interest revenue	$-	$-
Interest expense	395	113
Depreciation and amortization	43	77
Income tax expense	-	-
Significant noncash items:
Loss on disposal of property and equipment	-	61
Forgiveness of debt - PPP	-	(1,052)
Remeasurement of deferred consideration	-	(750)
Gain on disposal of offsite inventory	-	(1,047)
Stock compensation	184	117

Craft C+B
Sales	$1,076	$1,909
Net sales	1,076	1,909
Cost of sales	1,111	1,551
Gross profit (loss)	(35)	358
Total operating expenses	1,308	1,147
Net loss	(1,354)	(405)
Gross margin	-3%	19%

Interest revenue	$-	$-
Interest expense	11	13
Depreciation and amortization	220	223
Income tax expense	-	-
Significant noncash items:
Forgiveness of debt - PPP	-	(396)
Stock compensation	191	118

Craft C+B’s gross margin decreased primarily due to lower sales of services, a change in product and service mix, and higher raw material costs. In addition, Craft C+B launched its digital can printing business subsequent to first quarter ending, however it continued to incur costs with no associated revenue during the three months ended March 31, 2022.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

6. Inventories

Inventories consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Raw materials	$4,420	$4,768
Finished goods	1,665	1,742
Total inventories	$6,085	$6,510

7. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Prepayment of fixed assets	$4,435	$2,715
Prepayment of inventory	483	59
Other	152	99
Total prepaid expenses and current assets	$5,070	$2,873

8. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Furniture and fixtures	$3,815	$3,779
Leasehold improvements	1,483	1,386
Vehicles	814	814
Total cost	6,112	5,979
Less accumulated depreciation	(3,961)	(3,816)
Total property and equipment, net	$2,151	$2,163

Purchases of property and equipment totaled $1.4 million and $15,253 for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, the Company invested $1.3 million in the digital can printer that was not in operations at quarter-end. Depreciation expense totaled $0.1 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.

During the three months ended March 31, 2021, the Company disposed of fixed assets with a net book value of $0.2 million resulting in a loss on disposal of fixed assets of $0.1 million. As a result of these disposals, the Company received funds of $0.1 million from the sales of the disposed assets.

9. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	2,895
Total intangible assets	14,865	14,865
Less accumulated amortization	(1,344)	(1,241)
Intangible assets, net	$13,521	$13,624

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.1 million for both the three months ended March 31, 2022 and 2021.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If an indefinite life asset is found to be impaired, then the Company will estimate its useful life and amortize the asset over the remainder of its useful life.

10. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Product branding	$400	$400
Deposits	268	286
Total other assets	668	686
Less accumulated amortization	(244)	(229)
Other assets, net	$424	$457

As of March 31, 2022, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $0.1 million for both three months ended March 31, 2022 and 2021.

The deposits represent office lease deposits.

11. Leases

The Company has various lease agreements in place for facilities and equipment. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2022, the amount of right-of-use assets and lease liabilities were $3.3 million and $3.5 million, respectively. Aggregate lease expense for the year ended March 31, 2022 was $0.3 million, consisting of $0.3 million in operating lease expense for lease liabilities and $25,597 in short-term lease cost.

Maturities of lease liabilities as of March 31, 2022 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2022	$872
2023	1,049
2024	690
2025	685
2026	577
Thereafter	139
Total lease payments	4,012
Less imputed interest (based on 6.7% weighted-average discount rate)	(524)
Present value of lease liability	$3,488	3.93

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

12. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	March 31, 2022	December 31, 2021
Notes payable bearing interest at 5.00%. Principal and accrued interest is payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes are secured by the security interests and subordinated to the Company’s senior indebtedness.	$-	$124
Promissory note payable bearing interest of 5.2%. The note has a 46-month term with maturity in May 2023. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	67	79
Promissory note payable bearing interest of 4.45%. The note has a 34-month term with maturity in May 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B and includes certain affirmative and financial covenants. Craft C+B was not in compliance with the covenants as of March 31, 2022.	28	56
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note has a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit is $0.5 million. The note is secured by the assets of Craft C+B and includes certain affirmative and financial covenants. Craft C+B was not in compliance with the covenants as of March 31, 2022 and is in discussions with First International Bank (“FIB”) on a forbearance agreement and amendment extending the maturity.	500	500
Promissory note payable bearing interest of 4.14%. The note has a 60-month term with maturity in July 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	98	108
Promissory note payable bearing interest of 3.91%. The note has a 60-month term with maturity in August 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	152	167
Promissory note payable bearing interest of 3.96%. The note has a 60-month term with maturity in November 2024. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+B.	166	182
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	7,751	7,751
Total notes payable	8,762	8,967
Less current portion	(744)	(894)
Long-term portion of notes payable	$8,018	$8,073

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

The Company paid $0.2 million and $0.1 million in interest on notes for the three months ended March 31, 2022 and 2021, respectively.

Maturities on notes payable as of March 31, 2022 were as follows:

(Dollars in thousands)
2022	$744
2023	140
2024	7,878
2025	-
2026	-
Thereafter	-
$8,862

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

March 31, 2022

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

On July 30, 2021, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with the holders of the Existing Warrants to exercise for cash their Existing Warrants. During the year ended December 31, 2021, the Company received gross proceeds of $2.4 million on the exercise of the outstanding warrants, and recognized a deemed dividend of $2.3 million based on the Black Scholes valuation as a result of the higher strike price on the July 2021 issued warrants. See additional discussion in Note 16.

Live Oak Loan Agreement

On January 15, 2020, the Company and its subsidiaries entered into a loan agreement (the “Loan Agreement”) between the Company and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Company and to provide funding for general working capital purposes. Under the Loan Agreement, the Lender committed to make up to two loan advances to the Company in an aggregate principal amount not to exceed the lesser of (i) $ 8.0 million and (ii) a borrowing base equal to 85% of the appraised value of the Company’s eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by the Company during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Loan”).

The Loan matured on January 14, 2021 and all amounts outstanding under the Loan became due and payable. On January 8, 2021, the Company entered into an amendment to the Loan Agreement with Live Oak to extend the maturity date to April 13, 2021. On April 13, 2021, the maturity date was amended to further extend it to May 13, 2021. On May 11, 2021, the maturity date was further extended to August 11, 2021 and the maximum loan balance was amended to the lesser of $3.0 million or the borrowing base. On August 11, 2021, the maturity date was further extended to October 11, 2021. On October 11, 2021, the maturity date was further extended to November 11, 2021. On February 28, 2022, Live Oak executed a forbearance agreement of the Loan while the parties finalize an extension of the maturity date. All other material terms of the Loan Agreement remain unchanged. The Lender may at any time demand repayment of the Loan in whole or in part, in which case the Company will be obligated to repay the Loan (or portion thereof for which repayment is demanded) within 30 days following the date of demand. The Company may prepay the Loan, in whole or in part, at any time without penalty or premium.

The Loan bears interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest is payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Company is also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $43,228 in interest during the three months ended March 31, 2022. On February 4, 2022, the Company repaid $0.9 million of the secured credit facility with Live Oak, reducing the principal balance to $1.9 million as of March 31, 2022.

The Loan Agreement contains affirmative and negative covenants that include covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, dispose of assets, merge or consolidate, make investments, or enter into restrictive agreements, subject to certain exceptions.

The obligations of the Company under the Loan Agreement are secured by substantially all of its spirits respective assets, except for accounts receivable and certain other specified excluded property.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

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

15. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of March 31, 2022. As of March 31, 2021, the Company had 343,405 dilutive common shares.

16. Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
(Shares and dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	2,500	$-	14,791	$1	$72,003	$(58,605)	$13,399
Stock-based compensation	-	-	-	-	2	-	2
Issuance of common stock for services by third parties	-	-	125	-	119	-	119
Issuance of common stock for services by employees	-	-	170	1	206	-	207
Issuance of detachable warrants on notes payable	-	-	-	-	948	-	948
Net loss	-	-	-	-	-	(2,074)	(2,074)
Balance, March 31, 2022	2,500	$-	15,086	$2	$73,278	$(60,679)	$12,601

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

Issuance of Common Stock

During the three months ended March 31, 2022, the Company issued 294,375 shares of common stock to directors and employees for stock-based compensation of $0.3 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $0.96 to $1.21 per share. Of these shares, 170,000 were to the Company’s former Chief Executive Officer pursuant to his separation agreement.

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2021, the Company issued as dividends 10,670 shares of common stock at a VWAP of $2.57 per share. For the three months ended March 31, 2022, the Company accrued $37,500 of preferred dividends.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2022, the number of shares available for grant under the 2016 Plan reset to 5,225,141 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of March 31, 2022, there were 57,586 options and 1,657,251 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of March 31, 2022, there were no options outstanding that were not issued under the Plans.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

A summary of all stock option activity as of and for the three months ended March 31, 2022 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2021	57,586	$3.29
Outstanding as of March 31, 2022	57,586	$3.29

Exercisable as of March 31, 2022	57,419	$3.28

On December 7, 2021, the Company issued 5,000 shares of common stock at $1.23 per share upon the exercise of stock options for proceeds of $6,150.

The aggregate intrinsic value of options outstanding as of March 31, 2022 was $0.

As of March 31, 2022, there were 167 unvested options with an aggregate grant date fair value of $0. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and three years from the grant date. The aggregate intrinsic value of unvested options as of March 31, 2022 was $0. During the three months ended March 31, 2022, 4,875 options vested.

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

The Company did not issue any additional options during the three months ended March 31, 2022.

For the three months ended March 31, 2022 and 2021, net compensation expense related to stock options was $1,614 and $0.1 million, respectively. As of March 31, 2022, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.6 years.

Warrants

On March 21, 2022, the Company entered into a promissory note with TQLA to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. The loan bears interest at 9.25% and carries a commitment fee of 2.5%. In addition, the Company will issue a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of March 31, 2022, the Company drew down $2.0 million of the note payable and issued 1.7 million warrants. The estimated fair value of the warrants of $0.9 million was recorded as debt issuance cost and is being amortized to interest expense over the maturity period of the promissory note, with $22,944 recorded during the three months ended March 31, 2022.

The estimated fair value of the new warrants issued was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the assumptions below:

Volatility	75%
Risk-free interest rate	2.3%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$0.57

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

From April 19, 2021 through May 12, 2021, the Company issued in a private placement, Existing Warrants to purchase up to 900,000 shares of common stock at an exercise price of $2.60 per Warrant Share. The estimated fair value of the warrants of $0.7 million was recorded as debt issuance cost and is being amortized to interest expense over the maturity period of the secured credit facility, with $0.1 million recorded during the three months ended March 31, 2022.

On July 30, 2021, the Company entered into Inducement Letters with the holders of the Existing Warrants whereby such holders agreed to exercise for cash their Existing Warrants to purchase the 900,000 Warrant Shares in exchange for the Company’s agreement to issue new warrants (the “New Warrants”) to purchase up to 900,000 shares of common stock (the “New Warrant Shares”). The New Warrants have substantially the same terms as the Existing Warrants, except that the New Warrants have an exercise price of $3.00 per share and are exercisable until August 19, 2026. The Company received gross proceeds of $2.4 million on the exercise of the outstanding warrants, and recognized a deemed dividend of $2.3 million based on the Black Scholes valuation as a result of the higher strike price on the July 2021 issued warrants, which is included in additional paid-in capital in the consolidated balance sheets.

A summary of all warrant activity as of and for the three months ended March 31, 2022 is presented below:

	Warrants	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,256,944	4.0	$3.42	$-

Granted	1,666,667	5.0	0.95	-
Outstanding as of March 31, 2022	2,923,611	4.3	$2.05	$-

17. Related Party Transactions

The following is a description of transactions since January 1, 2021 as to which the amount involved exceeds the lesser of $0.1 million or one percent (1%) of the average of total assets at year-end for the last two completed fiscal years, which was $0.3 million, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

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

On March 21, 2022, the Company entered into a note payable with TQLA to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. The loan bears interest at 9.25% and carries a commitment fee of 2.5%. In addition, the Company will issue a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of March 31, 2022, the Company drew down $2.0 million of the note payable and issued 1.7 million warrants.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2022

(Unaudited)

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

18. Subsequent Events

Debt

On April 19, 2022, the Company drew the conditional $1.0 million of the loan with TQLA and issued an additional 0.8 million warrants.

On April 1, 2022, the Company reduced the conversion price of the 6% secured convertible promissory notes to $1.30 per share as a result of issuing a common stock purchase warrant to TQLA covering its loan amount of $2.0 million with a common stock value of $1.20 per share.

On February 28, 2022, the Company expected a forbearance agreement with Live Oak while the parties finalize a further extension of the maturity date of the Live Oak facility. All other material terms of the Loan Agreement remain unchanged.

Stock Issuances

On April 5, 2022, the Company sold 200,000 shares of common stock to its Chief Executive Officer for proceeds of $0.2 million based on the market price of the stock at that date.

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

You should not place undue certainty on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause our expectations to be unfulfilled include those discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2021 entitled “Risk Factors” as well as factors we have not yet anticipated.

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

Mission-What We Do

Our mission is to source, make and deliver the best in class, end-to-end craft spirits brands and product portfolio; and we contract pack and decorate cans and bottles with distinct capability and craftsmanship.

Strategy

Our spirits brands span several alcoholic beverage categories, including whiskey, tequila and Ready-to-Drink (“RTD”). We sell our products on a wholesale basis to distributors in open states, and brokers in control states. Craft Canning + Bottling (“Craft C+B”) primarily services the craft beer, cider and kombucha business. Craft C+B operates 16 mobile lines in Seattle and Spokane, Washington; Portland, Oregon; and Denver, Colorado.

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

24

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

●

Eastside Brands – We make the unique by blending together the unusual, craft inspired, experiential brands and high-quality artisan, in-and-out, seasonal and ongoing limited-edition products. Each Eastside-branded product is rare and hard-to-get with a peculiar balance of age and innovation, craftsmanship and curiosity, creativity and restraint.

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
●

Dedicated Team – All of our employees are carefully and rigorously trained. A fully insured workforce is ready to take on any and all of the customer’s packaging needs. We believe in continuous improvement, and we understand the value of our clients’ products and dedicate ourselves to making every run a successful run.

26

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

We secured an innovative printer that will revolutionize the growing custom canning operation. The new printer, the German-made Hinterkopf D240.2, is the only one of its kind on the West Coast and one of ten in the world. The new acquisition gives Craft C+B the ability to offer unparalleled customization and flexibility to craft beverage producers seeking direct printing for canning projects of all sizes. The new printer began operations in April 2022.

We print 12-ounce or 16-ounce cans in any quantity with any image, with a minimum order of 400 cans. This flexibility allows for custom graphics of limited releases, vintages, partnerships, and special events.

In connection with the printer, we partnered with a leading can provider to provide quality canning services from end to end. The new partnership guarantees a current and future supply of domestically manufactured Crown cans, cost-effective solutions for our customers, and improved logistics for beverage producers.

Recent Developments

We faced a number of challenges in both business segments in 2021 that have continued into 2022. The COVID-19 pandemic has had an enormous effect on both the mobile canning operation as well as spirits division. Increased competition, supply change issues and restructuring activities added to performance challenges in 2021 that have continued into 2022.

The spirits beverage category saw increased volume in the first quarter of 2022, however, we did not benefit from this trend due to tough comparisons as we cycle Azuñia deep discounting that occurred in the first half of 2021 and the impact of distributor high stock levels at the end of 2021 resulting from lost distribution and decreased velocity. In addition, we faced challenges with distribution partners in the highly restrictive three-tier distribution system. Finally, we saw cost increases across much of our direct and indirect costs. While a substantial amount of our raw materials is owned, such as our whisky, and not susceptible to price inflation, imported tequila and other materials such as glass inflated through the year. These increases along with the aforementioned volume challenges negatively impacted gross margins resulting in underperforming the 2022 operating plan. This softness in wholesale sales was offset by the sale of nearly 800 barrels of rye whiskey sold for $1.5 million.

Craft C+B also continues to face unique challenges. Beginning mid-year 2020 and throughout 2021, the craft beverage industry faced a shortage of aluminum cans. Domestic aluminum can manufacturers continue to make adjustments to manage a supply demand imbalance into 2022. As a result, buyers of aluminum cans continue to face uncertainties. We believe we have sourced an adequate supply of cans with a supply contract with Canadian Canning to supply our current business plan. In addition, suppliers have successfully passed through price increases, which we did not immediately pass through to our customers. Moreover, this period of rapidly escalating prices left us at a competitive disadvantage to others that had a superior source of cans. We faced a number of competitive challenges from customers, which insourced both can purchasing as well as filling services after the start of the COVID-19 pandemic.

Results of Operations

Overview

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

(Dollars in thousands)	2022	2021	Variance
Sales	$3,780	$3,243	$537
Less customer programs and excise taxes	40	95	(55)
Net sales	3,740	3,148	592
Cost of sales	2,793	2,605	188
Gross profit	947	543	181
Sales and marketing expenses	647	857	(210)
General and administrative expenses	1,930	1,924	6
Loss on disposal of property and equipment	-	61	(61)
Total operating expenses	2,577	2,842	(265)
Loss from operations	(1,630)	(2,299)	669
Interest expense	(406)	(126)	(280)
Other income	-	2,200	(2,200)
Loss from continuing operations	(2,036)	(225)	(1,811)
Income from discontinued operations	-	3,933	(3,933)
Preferred stock dividends	(38)	-	(38)
Net income (loss)	$(2,074)	$3,708	$(5,782)
Gross margin	25%	17%	8%

Segment information was as follows for the three months ended March 31, 2022 and 2021:

(Dollars in thousands)	2022	2021	Variance
Spirits
Sales	$2,704	$1,333	$1,371
Net sales	2,664	1,238	1,426
Cost of sales	1,682	1,054	628
Gross profit	982	184	798
Total operating expenses	1,269	1,696	(427)
Net income (loss)	$(682)	$4,111	$(4,793)
Gross Margin	37%	15%	22%

Craft C+B
Sales	$1,076	$1,909	$(833)
Net sales	1,076	1,909	(833)
Cost of sales	1,111	1,551	(440)
Gross profit	(35)	358	(393)
Total operating expenses	1,308	1,147	161
Net (loss)	$(1,354)	$(405)	$(949)
Gross Margin	-3%	19%	-22%

Sales

Sales for the three months ended March 31, 2022 increased to $3.8 million from $3.2 million for the three months ended March 31, 2021.

Sales of spirits during the quarter increased from sales during the three months ended March 31, 2021 due to a single sale of 798 barrels of 95% rye whiskey ranging in age from three-year-old to eight-year-old for gross proceeds of $1.5 million. This was partially offset by softness in Azuñia volume and corresponding negative mix impact of $(0.2) million resulting from deep discounting in the first half of 2021. The following table presents volumes by nine-liter cases for the three months ended March 31, 2022 and 2021:

9 liter cases	2022	2021	Variance
Azuñia	2,059	2,910	(851)
Burnside	1,005	1,025	(21)
Hue-Hue	84	121	(37)
PPV	4,301	4,664	(363)
Eastside Brands	68	-	68
Legacy Brands	11	175	(164)
	7,527	8,895	(1,368)

Craft C+B sales decreased due to a combination of factors including cycling the end of the pandemic where on-premise consumption had yet to open up in 2021, a trend to insource can purchasing and filling by larger customers and increased competition.

Customer programs and excise taxes

Customer programs and excise taxes totaled $0.1 million for both the three months ended March 31, 2022 and 2021.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. For the three months ended March 31, 2022, cost of sales increased to $2.8 million from $2.6 million for the three months ended March 31, 2021. Spirit’s cost of sales increased due to higher sales primarily from the sale of our wholesale spirits. Craft C+B cost of sales decreased due to lower sales and lower compensation costs.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross profit for the three months ended March 31, 2022 increased to $0.9 million from $0.5 million for the three months ended March 31, 2021.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin of 25% for the three months ended March 31, 2022 increased from our gross margin of 17% for the three months ended March 31, 2021. Spirits gross margin increased primarily due to the sale of our wholesale spirits. Craft C+B’s gross margin decreased primarily due to lower sales of services, a change in product and service mix, and higher raw material costs. In addition, Craft C+B launched its digital can printing business subsequent to first quarter ending, however it continued to incur costs with no associated revenue during the three months ended March 31, 2022.

Sales and Marketing Expenses

Sales and marketing expenses for the three months ended March 31, 2022 decreased to $0.6 million from $0.9 million for the three months ended March 31, 2021 primarily due to a decrease in marketing spend and compensation related to lower headcount as we continue to focus our sales efforts in key markets of Oregon, California, Arizona, Colorado, Texas, Florida, and Washington.

General and Administrative Expenses

General and administrative expenses for both the three months ended March 31, 2022 and 2021 were flat at $1.9 million primarily due to compensation as our overall headcount decreased, offset by rent as we entered into new leases.

Other Income

Other income was $2.2 million for the three months ended March 31, 2021 and was attributable to the forgiveness of our loans under the U.S. government Paycheck Protection Program (“PPP Loans”) and the remeasurement of deferred consideration for the final Azuñia earn-out.

Net Income (Loss)

Net loss was $(2.0) million for the three months ended March 31, 2022 from net income of $3.7 million for the three months ended March 31, 2021.

Preferred Stock Dividends

Preferred stock dividends were $37,500 for the three months ended March 31, 2022 and related to the Series B preferred stock dividend of 6% per annum.

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

During 2021, our working capital position improved by $22.0 million, primarily due to the conversion of a large portion of debt into equity related to our acquisition of the Azuñia brand. In addition, during 2021, the Small Business Administration (“SBA”) notified us that it approved our request for full forgiveness of the PPP Loans that we took in 2020 in the principal amount of $1.4 million.

For the three months ended March 31, 2022, we incurred a net loss of $ 2.0 million and had an accumulated deficit of $60.7 million. During the three months ended March 31, 2022, we raised $2.0 million in additional capital through debt financing to invest in our three-year growth plan.

We continue to make substantial investments in Craft C+B, which we believe will deliver improved results later in 2022, in part due to our acquisition of a state-of-the-art digital can printer that will add incremental services and revenue.

As of March 31, 2022, we had $2.6 million of cash on hand with working capital of $3.8 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow, primarily through increased sales, profitable operations, and controlling expenses. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives.

Our cash flow results for the three months ended March 31, 2022 and 2021 were as follows:

(Dollars in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$(0.1)	$1.4
Investing activities	$(1.4)	$3.4
Financing activities	$0.9	$(3.6)

Operating Activities

Total cash used in operating activities was $0.1 million during the three months ended March 31, 2022 compared to cash provided of $1.4 million during the three months ended March 31, 2021. The decrease in cash was primarily attributable to an increase in prepaid expenses related to our strategy to shift Craft C+B to offer digital can printing services in the Pacific Northwest.

Investing Activities

Total cash used in investing activities was $1.4 million during the three months ended March 31, 2022 representing our investment in digital can printing equipment, compared to cash provided of $3.4 million during the three months ended March 31, 2021, which consisted of $3.4 million received for the Termination Agreement with RSG.

Financing Activities

Total cash provided by financing activities was $0.9 million during the three months ended March 31, 2022 compared to cash used of $3.6 million during the three months ended March 31, 2021. Net cash flows provided by financing activities during the three months ended March 31, 2022 consisted of the proceeds from a note payable with a related party of $2.0 million; offset by $0.9 million of principal payments of our secured credit facilities and $0.2 million of payments on principal of notes payable. Net cash flows used in financing activities during the three months ended March 31, 2021 consisted of $3.4 million of payments reducing the balance of our secured trade credit facility and $0.2 million of payments reducing the principal balance of notes payable.

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

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $0.3 million of invoices during the year ended December 31, 2021. As of March 31, 2022, the Company had no factored invoices outstanding.

Inventory Line

In January 2020, we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base of up to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan is secured by all assets of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bears interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest is payable monthly. Additionally, the Company issued to Live Oak 100,000 warrants to purchase common stock at an exercise price of $3.94 per share. The proceeds of the Live Oak Loan were used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. The loan matured on November 11, 2021. On February 28, 2022, Live Oak and the Company entered into a forbearance agreement while the parties finalize a further extension of the maturity date. On February 4, 2022, we repaid $0.9 million of the loan, reducing the principal balance to $1.9 million as of March 31, 2022.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2022, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

Based on our assumptions, we believe that, as of March 31, 2022, the Azuñia brand was not impaired.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of March 31, 2022.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021 and incorporated therein by reference.

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

EASTSIDE DISTILLING, INC.

Date: May 16, 2022	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: May 16, 2022	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

