Form 10-Q
period 2022-06-30
Eastside Distilling, Inc.
filed 2022-08-11
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 11, 2022, 15,446,694 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2022

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2022 and December 31, 2021

(Dollars in thousands, except shares and per share amounts)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$1,023	$3,276
Trade receivables, net	1,253	1,446
Inventories	5,231	6,510
Prepaid expenses and current assets	749	2,873
Total current assets	8,256	14,105
Property and equipment, net	6,470	2,163
Right-of-use assets	3,219	3,211
Intangible assets, net	13,418	13,624
Other assets, net	411	457
Total Assets	$31,774	$33,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,565	$1,265
Accrued liabilities	1,406	833
Deferred revenue	22	-
Current portion of secured credit facilities, net of debt issuance costs	3,108	5,725
Note payable, related party, net of debt issuance costs	1,904	-
Current portion of notes payable	931	894
Current portion of lease liabilities	1,024	781
Total current liabilities	9,960	9,498
Lease liabilities, net of current portion	2,383	2,498
Note payable, related party	92	92
Notes payable, net of current portion	7,749	8,073
Total liabilities	20,184	20,161

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 35,000,000 shares authorized; 15,446,694 and 14,791,449 shares issued and outstanding as of June 30, 2022 and December 31, 2021, respectively	2	1
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 issued and outstanding as of both June 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	74,092	72,003
Accumulated deficit	(62,504)	(58,605)
Total stockholders’ equity	11,590	13,399
Total Liabilities and Stockholders’ Equity	$31,774	$33,560

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2022 and 2021

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Sales	$5,123	$3,618	$8,903	$6,861
Less customer programs and excise taxes	266	173	306	268
Net sales	4,857	3,445	8,597	6,593
Cost of sales	3,405	2,536	6,198	5,141
Gross profit	1,452	909	2,399	1,452
Operating expenses:
Sales and marketing expenses	729	697	1,376	1,554
General and administrative expenses	1,748	1,605	3,678	3,529
Loss on disposal of property and equipment	101	-	101	61
Total operating expenses	2,578	2,302	5,155	5,144
Loss from operations	(1,126)	(1,393)	(2,756)	(3,692)
Other income (expense), net
Interest expense	(762)	(345)	(1,168)	(471)
Other income	100	17	100	2,217
Total other income (expense), net	(662)	(328)	(1,068)	1,746
Loss before income taxes	(1,788)	(1,721)	(3,824)	(1,946)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(1,788)	(1,721)	(3,824)	(1,946)
Net income (loss) from discontinued operations	-	(47)	-	3,886
Net income (loss)	(1,788)	(1,768)	(3,824)	1,940
Preferred stock dividends	(36)	-	(75)	-
Net income (loss) attributable to common shareholders	$(1,824)	$(1,768)	$(3,899)	$1,940

Basic net income (loss) per common share	$(0.12)	$(0.14)	$(0.26)	$0.17
Diluted net income (loss) per common share	$(0.12)	$(0.14)	$(0.26)	$0.13
Basic weighted average common shares outstanding	15,270	12,262	15,090	11,683
Diluted weighted average common shares outstanding	15,270	12,262	15,090	14,401

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(3,824)	$1,940
Net (income) from discontinued operations	-	(3,886)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities
Depreciation and amortization	686	606
Bad debt expense	28	8
Forgiveness of debt - Paycheck Protection Program (“PPP”)	-	(1,448)
Loss on disposal of assets	101	61
Inventory allowance	(32)	-
Remeasurement of deferred consideration	-	(750)
Stock dividend payable	(75)	-
Amortization of debt issuance costs	673	38
Interest accrued to secured credit facilities	17	40
Issuance of common stock in exchange for services for related parties	206	71
Issuance of common stock in exchange for services for third parties	230	176
Stock-based compensation	3	23
Changes in operating assets and liabilities:
Trade receivables, net	166	(838)
Inventories	1,311	445
Prepaid expenses and other assets	(233)	188
Right-of-use assets	470	240
Accounts payable	300	(237)
Accrued liabilities	573	(495)
Other liability, related party	-	(700)
Deferred revenue	22	(23)
Net lease liabilities	(351)	(258)
Net cash provided by (used in) operating activities	271	(4,799)
Net cash provided by operating activities of discontinued operations	-	4,640
Net cash provided by (used in) operating activities	271	(159)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	12	89
Purchases of property and equipment	(2,497)	(172)
Net cash used in investing activities of continuing operations	(2,485)	(83)
Net cash provided by investing activities of discontinued operations	-	3,353
Net cash (used in) provided by investing activities	(2,485)	3,270
Cash Flows From Financing Activities:
Proceeds from issuance of stock	197	-
Proceeds from secured credit facilities	-	3,300
Proceeds from note payable, related party	3,000	-
Payments of principal on secured credit facilities	(2,949)	(3,601)
Payments of principal on notes payable	(287)	(2,577)
Net cash used in financing activities	(39)	(2,878)
Net (decrease) increase in cash	(2,253)	233
Cash at the beginning of the period	3,276	836
Cash at the end of the period	$1,023	$1,069

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$593	$360
Cash paid for amounts included in measurement of lease liabilities	475	370

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of detachable warrants on notes payable	$1,454	$-
Warrants issued in relation to secured credit facilities	-	717
Right-of-use assets obtained in exchange for lease obligations	478	-
Issuance of common stock pursuant to Azuñia earn-out	-	6,860
Issuance of notes payable pursuant to Azuñia final earn-out	-	7,842

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 69 people in the United States.

The Company’s spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. The Company sells products on a wholesale basis to distributors in open states and brokers in control states.

The Company operates a mobile craft canning business that primarily services the craft beer and craft cider industries. During 2022, the Company made substantial investments to expand its product offerings to include digital can printing activities in the Pacific Northwest (together Craft Canning + Printing, “Craft C+P”). Craft C+P operates 14 mobile filling lines in Seattle, Washington; Spokane, Washington; Portland, Oregon; and Denver, Colorado. The Company now offers co-packing services in Portland, Oregon through its recent asset acquisition, allowing it to offer end-to-end production capabilities.

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

The Company had an accumulated deficit of $62.5 million as of June 30, 2022, having incurred a net loss of $3.8 million during the six months ended June 30, 2022. The net loss, combined with a reclassification from current assets to equipment of $4.3 million in prepayments related to the digital can printer, resulted in a $6.3 million reduction in working capital.

During the six months ended June 30, 2022, the Company raised $3.0 million in additional capital through debt financing. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

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

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2022, its operating results for the three and six months ended June 30, 2022 and 2021 and its cash flows for the six months ended June 30, 2022 and 2021. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Redneck Riviera Whiskey Co., LLC (a discontinued operation), Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging LLC (the Company’s newly acquired fixed co-packing assets) and the Azuñia tequila assets. All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $0.1 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.2 million and $0.1 million for the six months ended June 30, 2022 and 2021, respectively.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, social media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising and marketing expenses totaled $0.4 million and $0.5 million for the six months ended June 30, 2022 and 2021, respectively.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of June 30, 2022, two distributors represented 23% of trade receivables. As of December 31, 2021, four wholesale customers represented 42% of trade receivables. Sales to one distributor and one wholesale customer accounted for 49% of consolidated sales for the six months ended June 30, 2022. Sales to two distributors accounted for 24% of consolidated sales for the six months ended June 30, 2021.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of June 30, 2022 and December 31, 2021, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

None of the Company’s assets or liabilities were measured at fair value as of June 30, 2022 or December 31, 2021. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of June 30, 2022 and December 31, 2021, the principal amounts of the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of June 30, 2022 and determined that they were not impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of June 30, 2022 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Comprehensive Income

The Company did not have any other comprehensive income items for the six months ended June 30, 2022 and 2021.

Accounts Receivable Factoring Program

During 2021, the Company participated in two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. In December 2021, the agreement with the co-packing program expired. The agreement with the spirits program had a zero balance as of June 30, 2022.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

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

For the six months ended June 30, 2021, the revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. As of December 31, 2021, there were no assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the six months ended June 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Sales	$-	$283
Less customer programs and excise taxes	-	26
Net sales	-	257
Cost of sales	-	160
Gross profit	-	97
Operating expenses:
Sales and marketing expenses	-	22
General and administrative expenses	-	28
Total operating expenses	-	50
Income from operations	-	47
Other income, net
Other income	-	989
Gain on termination of license agreement	-	2,850
Total other expense, net	-	3,839
Net income	$-	$3,886

5. Business Segment Information

The Company’s internal management financial reporting consists of Eastside spirits and Craft C+P. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and brokers in control states. The Company’s principal area of operation is in the U.S. and has two spirits customers that represents 49% of its revenue.

Craft C+P offers digital can printing and co-packing services in Portland, Oregon allowing it to offer end-to-end production capabilities. Craft C+P operates 14 mobile lines in Washington, Oregon and Colorado.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

The measure of profitability reviewed is condensed statements of operations, and gross margin. These business segments reflect how operations are managed, operating performance is evaluated and the structure of internal financial reporting. Total asset information by segment is not provided to, or reviewed by, the chief operating decision maker (“CODM”) as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 3. Spirits allocates 50% of certain general and administrative expenses to Craft C+P, which is included in the segments’ financial data below.

Segment information was as follows for the six months ended June 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
Spirits
Sales	$6,398	$2,812
Net sales	6,192	2,544
Cost of sales	3,389	2,082
Gross profit	2,803	462
Total operating expenses	2,561	3,013
Net income (loss)	(905)	2,707
Gross margin	45%	18%

Interest revenue	$-	$-
Interest expense	1,148	445
Depreciation and amortization	82	158
Income tax expense	-	-
Significant noncash items:
(Gain) loss on disposal of property and equipment	(12)	61
Forgiveness of debt - PPP	-	(1,052)
Remeasurement of deferred consideration	-	(750)
Gain on disposal of offsite inventory	-	(1,047)
One-time professional fees	-	343
Stock compensation	254	203

Craft C+P
Sales	$2,505	$4,049
Net sales	2,405	4,049
Cost of sales	2,809	3,059
Gross profit	(404)	990
Total operating expenses	2,594	2,131
Net loss	(2,919)	(767)
Gross margin	-17%	24%

Interest revenue	$-	$-
Interest expense	21	26
Depreciation and amortization	604	448
Significant noncash items:
Loss on disposal of property and equipment	113	-
Forgiveness of debt - PPP	-	(396)
Stock compensation	266	206

Craft C+P’s gross margin decreased primarily due to lower sales of services, a change in product and service mix, and higher raw material costs. In addition, Craft C+P’s digital printer commenced operations in April, but the revenues it generated did not exceed the costs of its start-up during the six months ended June 30, 2022.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

6. Inventories

Inventories consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Raw materials	$3,680	$4,768
Finished goods	1,551	1,742
Total inventories	$5,231	$6,510

7. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Prepayment of fixed assets	$346	$2,715
Prepayment of inventory	305	59
Other	98	99
Total prepaid expenses and current assets	$749	$2,873

During the six months ended June 30, 2022, the Company began operations of its new digital can printer resulting in a decrease in prepayment of fixed assets as the printer was reclassified to property and equipment.

8. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Furniture and fixtures	$4,281	$3,779
Digital can printer	4,216	-
Leasehold improvements	1,526	1,386
Vehicles	222	814
Total cost	10,245	5,979
Less accumulated depreciation	(3,775)	(3,816)
Total property and equipment, net	$6,470	$2,163

Purchases of property and equipment totaled $2.5 million and $0.2 million for the six months ended June 30, 2022 and 2021, respectively. Depreciation expense totaled $0.5 million and $0.4 million for the six months ended June 30, 2022 and 2021, respectively.

During the six months ended June 30, 2022, the Company disposed of fixed assets with a net book value of $0.1 million resulting in a loss on disposal of fixed assets of $0.1 million. During the six months ended June 30, 2021, the Company disposed of fixed assets with a net book value of $0.2 million resulting in a loss on disposal of fixed assets of $0.1 million. As a result of these disposals, the Company received funds of $0.1 million from the sales of the disposed assets.

During the six months ended June 30, 2022, the Company entered into a master equity lease agreement with Enterprise FM Trust (“Enterprise”). Per the agreement, the Company delivered to Enterprise the titles to certain vehicles, which resulted in a loss on disposal of $0.1 million. In return, the Company directly leases the vehicles from Enterprise, which will also manage the maintenance of the vehicles.

During the six months ended June 30, 2022, the Company acquired the assets of a production facility for a cash payment of $0.2 million and concessions on service pricing.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

9. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	2,895
Total intangible assets	14,865	14,865
Less accumulated amortization	(1,447)	(1,241)
Intangible assets, net	$13,418	$13,624

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.2 million for both the six months ended June 30, 2022 and 2021.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If an indefinite life asset is found to be impaired, then the Company will estimate its useful life and amortize the asset over the remainder of its useful life.

10. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Product branding	$400	$400
Deposits	269	286
Total other assets	669	686
Less accumulated amortization	(258)	(229)
Other assets, net	$411	$457

As of June 30, 2022, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $28,571 for both six months ended June 30, 2022 and 2021.

The deposits represent office lease deposits.

11. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2022, the amount of right-of-use assets and lease liabilities were $3.2 million and $3.4 million, respectively. Aggregate lease expense for the six months ended June 30, 2022 was $1.1 million, consisting of $0.3 million in operating lease expense for lease liabilities and $0.8 million in short-term lease cost.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Maturities of lease liabilities as of June 30, 2022 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2022	$665
2023	1,091
2024	730
2025	725
2026	602
Thereafter	141
Total lease payments	3,954
Less imputed interest (based on 6.7% weighted-average discount rate)	(547)
Present value of lease liability	$3,407	3.77

12. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	June 30, 2022	December 31, 2021
Notes payable bearing interest at 5.00%. Principal and accrued interest was payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes were secured by the security interests and subordinated to the Company’s senior indebtedness.	$-	$124
Promissory note payable bearing interest of 5.2%. The note had a maturity of May 2023, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	53	79
Promissory note payable bearing interest of 4.45%. The note matured in May 2022. Principal and accrued interest were paid in accordance with a monthly amortization schedule. The note was secured by the assets of Craft C+P and included certain affirmative and financial covenants.	-	56
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note had a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit is $0.5 million. The note is secured by the assets of Craft C+P and includes certain affirmative and financial covenants. Craft C+P signed a forbearance agreement with First International Bank (“FIB”) and is in discussions to extend the maturity.	500	500
Promissory note payable bearing interest of 4.14%. The note had a maturity of July 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	88	108
Promissory note payable bearing interest of 3.91%. The note had a maturity of August 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	137	167
Promissory note payable bearing interest of 3.96%. The note had a maturity of November 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	152	182
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	7,750	7,751
Total notes payable	8,680	8,967
Less current portion	(931)	(894)
Long-term portion of notes payable	$7,749	$8,073

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

The Company paid $0.8 million and $0.3 million in interest on notes for the six months ended June 30, 2022 and 2021, respectively.

Maturities on notes payable as of June 30, 2022 were as follows:

(Dollars in thousands)
2022	$931
2023	-
2024	7,749
2025	-
2026	-
Thereafter	-
$8,680

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

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022. The Company paid $0.2 million in interest during the six months ended June 30, 2022.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

All amounts due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price, which is subject to adjustment as summarized below. The Notes were initially convertible into the Company’s common stock at an initial fixed conversion price of $2.20 per share. This conversion price is subject to adjustment for stock splits, combinations, or similar events, among other adjustments. On April 1, 2022, the Company and the holders agreed to a reduction of the conversion price of the 6% secured convertible promissory notes to $1.30 per share in connection with the Company’s issuance of a common stock purchase warrant to TQLA covering its loan amount of $3.0 million with a common stock value of $1.20 per share.

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

The Loan bore interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest was payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Company was also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.1 million in interest during the six months ended June 30, 2022. In February 2022, the Company paid $0.9 million of the secured credit facility with Live Oak. In June 2022, the Company paid the remaining balance of $1.9 million.

The Loan Agreement contained affirmative and negative covenants that include covenants restricting the Company’s ability to, among other things, incur indebtedness, grant liens, dispose of assets, merge or consolidate, make investments, or enter into restrictive agreements, subject to certain exceptions.

The obligations of the Company under the Loan Agreement were secured by substantially all of its spirits respective assets, except for accounts receivable and certain other specified excluded property.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

The Loan Agreement included customary events of default that included among other things, non-payment defaults, covenant defaults, inaccuracy of representations and warranties, cross default to material indebtedness, bankruptcy and insolvency defaults and change in control defaults. Under certain circumstances, a default interest rate would have applied on all obligations during the existence of an event of default under the Loan Agreement at a per annum rate equal to 2.00% above the applicable interest rate.

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

15. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of June 30, 2022. As of June 30, 2021, the Company had 2,717,988 dilutive common shares.

16. Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
(Shares and dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	2,500	$-	14,791	$1	$72,003	$(58,605)	$13,399
Stock-based compensation	-	-	-	-	3	-	3
Issuance of common stock for services by third parties	-	-	286	-	230	-	230
Issuance of common stock for services by employees	-	-	170	-	206	-	206
Issuance of detachable warrants on notes payable	-	-	-	-	1,454	-	1,454
Shares issued for cash	-	-	200	1	196	-	197
Preferred stock dividends	-	-	-	-	-	(75)	(75)
Net loss	-	-	-	-	-	(3,824)	(3,824)
Balance, June 30, 2022	2,500	$-	15,447	$2	$74,092	$ (62,504)	$11,590

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Issuance of Common Stock

During the six months ended June 30, 2022, the Company issued 455,245 shares of common stock to directors and employees for stock-based compensation of $0.4 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $0.69 to $1.21 per share. Of these shares, 170,000 were to the Company’s former Chief Executive Officer pursuant to his separation agreement. On April 5, 2022, the Company sold 200,000 shares of common stock to its Chief Executive Officer for proceeds of $0.2 million based on the market price of the stock at that date.

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

Issuance of Series B Preferred Stock

On October 19, 2021, Company entered into a securities purchase agreement (“Purchase Agreement”) with an accredited investor (“Subscriber”) for its purchase of 2.5 million shares (“Preferred Shares”) of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a purchase price of $1.00 per Preferred Share, which Preferred Shares are convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series B Preferred Stock of the Company with an initial conversion price of $3.10 per share. 850,000 shares of common stock were reserved for issuance in the event of conversion of the Preferred Shares.

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2021, the Company issued as dividends 10,670 shares of common stock at a VWAP of $2.57 per share. For the six months ended June 30, 2022, the Company accrued $0.1 million of preferred dividends.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2022 the number of shares available for grant under the 2016 Plan reset to 5,225,141 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of June 30, 2022, there were 51,752 options and 1,818,120 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

The Company also issues, from time to time, options that are not registered under a formal option plan. As of June 30, 2022, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity as of and for the six months ended June 30, 2022 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	57,586	$3.29

Options canceled	(5,834)	4.43
Outstanding as of June 30, 2022	51,752	$3.16

Exercisable as of June 30, 2022	51,585	$3.16

On December 7, 2021, the Company issued 5,000 shares of common stock at $1.23 per share upon the exercise of stock options for proceeds of $6,150.

The aggregate intrinsic value of options outstanding as of June 30, 2022 was $0.

As of June 30, 2022, there were 167 unvested options with an aggregate grant date fair value of $0. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and three years from the grant date. The aggregate intrinsic value of unvested options as of June 31, 2022 was $0. During the six months ended June 30, 2022, 3,417 options vested.

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

The Company did not issue any additional options during the six months ended June 30, 2022.

For the six months ended June 30, 2022 and 2021, net compensation expense related to stock options was $2,859 and $0.1 million, respectively. As of June 30, 2022, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

Warrants

On March 21, 2022, the Company entered into a promissory note with TQLA to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. The loan bears interest at 9.25% and carries a commitment fee of 2.5%. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of June 30, 2022, the Company has drawn down $3.0 million of the note payable and issued 2.5 million warrants. The estimated fair value of the warrants of $1.5 million was recorded as debt issuance cost and is being amortized to interest expense over the maturity period of the promissory note, with $0.4 million recorded during the six months ended June 30, 2022.

The estimated fair value of the new warrants issued was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the assumptions below:

Volatility	75%
Risk-free interest rate	2.5%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$0.80

From April 19, 2021 through May 12, 2021, the Company issued in a private placement Existing Warrants to purchase up to 900,000 shares of common stock at an exercise price of $2.60 per Warrant Share. The estimated fair value of the warrants of $0.7 million was recorded as debt issuance cost and is being amortized to interest expense over the maturity period of the secured credit facility, with $0.1 million recorded during the six months ended June 30, 2022.

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

A summary of all warrant activity as of and for the six months ended June 30, 2022 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,256,944	4.0	$3.42	$-

Granted	2,500,000	4.6	1.20	-
Outstanding as of June 30, 2022	3,756,944	4.2	$1.86	$-

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2022

(Unaudited)

On October 24, 2019, the Company’s Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Stephanie Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, the majority owner of Intersect. Effective June 15, 2020, the Company’s Board appointed Robert Grammen to the Board to fill an existing vacancy, Mr. Grammen is also a member of Intersect.

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

On February 5, 2021, the Company paid other liabilities of $0.7 million due to Intersect and TQLA.

On March 21, 2022, the Company entered into a note payable with TQLA to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. The loan bears interest at 9.25% and carries a commitment fee of 2.5%. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of June 30, 2022, the Company has drawn down $3.0 million of the note payable and issued 2.5 million warrants.

18. Subsequent Events

On August 4, 2022, the Company and TQLA amended and restated the note payable entered into on March 21, 2022 to increase the line of credit to $3.5 million and issued an additional 416,666 warrants.

The Company is in discussions with FIB to extend the maturity of its line of credit.

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

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in two segments. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 34 U.S. states. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing and canning services to the craft beer and cider industries in Washington, Oregon and Colorado. We now offer co-packing services in Portland, Oregon through our recent asset acquisition, allowing us to offer end-to-end production capabilities. We employ 69 people in the United States.

Mission-What We Do

Our mission is to source, make and deliver the best in class, end-to-end craft spirits brands and product portfolio. In addition, we contract pack and decorate cans and bottles with distinct capability and craftsmanship, as well as now offer advanced digital can printing with custom graphics and co-packing services.

Strategy

Our spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum and tequila. We sell our products on a wholesale basis to distributors in open states, and brokers in control states. Craft C+P primarily services the craft beer, cider and kombucha business. Craft C+P operates 14 mobile lines in Seattle and Spokane, Washington; Portland, Oregon; and Denver, Colorado, as well as now offers digital can printing to customers and co-packing services.

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

Our strategy is to utilize our public company stature to our advantage and position to expand our two distinct businesses – Spirits and Craft C+P. Our spirits portfolio is to be positioned as a leading regional craft spirits provider that develops brands, expands geographic presence and positions for either a sale to a tier 1 supplier or continued ownership with growth in revenue and cash flow. We look to grow and vertically integrate our Craft C+P business to expand our product offerings and improve our competitive position. These two segments are detailed below.

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

24

●

Eastside Brands – We make the unique by blending together the unusual, craft inspired, experiential brands and high-quality artisan, in-and-out, seasonal and ongoing limited-edition products. Each Eastside-branded product is rare and hard-to-get with a peculiar balance of age and innovation, craftsmanship and curiosity, creativity and restraint.

Craft Canning + Printing

With 10 years of experience in the mobile canning business, we’ve become the West’s most trusted and premier mobile packaging provider. We serve locations in Oregon, Washington and Colorado. Our team of professionals have packaged hundreds of award-winning products across both established and innovative beverage segments - beer, wine, cider, RTD cocktails, kombucha, seltzer, and many more. We use extensive proprietary and data-driven quality control measures and a robust clean-in-place procedure in order to provide the best packaging service for our customers. We take great pride in helping local beverage producers expand their distribution reach by using our service to offer industry-top quality and branding. Our greatest asset is the unmatched expertise of our talented group of packaging professionals who show up every day to go above and beyond to get the job done.

Digital Can Printing

We now operate an innovative digital can printer that will revolutionize the growing custom canning operation. Our new printer, the German-made Hinterkopf D240.2, is the only one of its kind on the West Coast and one of ten in the world. The new acquisition gives Craft C+P the ability to offer unparalleled customization and flexibility to craft beverage producers seeking direct printing for canning projects of all sizes while having a production capacity of over 28 million cans. The new printer began operations in April 2022.

We print 12-ounce or 16-ounce cans in any quantity with any image. This flexibility allows for custom graphics of limited releases, vintages, partnerships, and special events.

In connection with the can printer, we partnered with a leading can provider to provide quality canning services from end to end. The new partnership guarantees a current and future supply of domestically manufactured Crown cans, cost-effective solutions for our customers, and improved logistics for beverage producers.

Co-packing Facility

We now offer co-packing services in Portland, Oregon through our recent asset acquisition, allowing us to offer end-to-end production capabilities. We currently are the exclusive provider of can printing and co-packing services for a CBD and wellness water maker.

Mobile Canning

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

Recent Developments

During the second quarter of 2022, we began operating our new digital can printer providing our customers with photo-realistic graphics and the ability to make label changes at the last minute, as well as a sustainable product that is 100% recyclable, unlike the traditional craft label and shrink sleeve. These capabilities are game changers in the craft beverage space, offered to all makers of beverages not only brewers. During the quarter, we printed almost 750,000 cans with orders of almost 750,000 for the next one and half months. In July 2022, we printed nearly 650,000 cans.

In addition, we purchased the assets of a maker of wellness beverages during the second quarter and we are contracted to be its exclusive provider of can printing and co-packing services. This asset purchase allows us to offer end-to-end production capabilities to customers across all canning needs whether it is water, craft brews, wine, kombucha or any other liquid.

However, we faced a number of challenges in both business segments in 2021 that have continued into 2022. The COVID-19 pandemic presented significant operational challenges for both the mobile canning operation as well as spirits division. Increased competition, supply change issues and restructuring activities added to performance challenges in 2021 that have continued into 2022.

Our spirits volume was soft in the first half of 2022, primarily due to terminating deep discounting of Azuñia tequila in chains in 2021. In addition, we faced challenges with distribution partners that resulted in out of stocks at retail and missed programming windows. These issues are behind us as we head into the second half. Finally, we saw cost increases across much of our direct and indirect costs. While a substantial amount of our raw materials is owned, such as our whisky, and not susceptible to price inflation, imported tequila and other materials such as glass increased through the year. These challenges are expected to continue in the second half. The decline in distributed sales was offset by a direct sale of nearly 800 barrels of rye whiskey sold for $1.5 million during the first quarter and an additional direct sale of 651 barrels for $2.6 million during the second quarter.

Craft C+P also continues to face unique challenges and opportunities. In the beginning of the second quarter, we started a new business activity decorating craft beverage cans. The first half of 2022 involved substantial investment and planning to launch the technology in a new Portland, Oregon based printing facility. This new initiative has helped us improve our competitive position and deal with a number of industry challenges. Beginning mid-year 2020 and throughout 2021, the craft beverage industry faced a shortage of aluminum cans. Domestic aluminum can manufacturers continue to make adjustments to manage a supply demand imbalance into 2022. As a result, buyers of aluminum cans continue to face uncertainties. We believe we have sourced an adequate supply of cans to supply our current business plan. In addition, suppliers have successfully passed through price increases, which we did not immediately pass through to our customers. Moreover, this period of rapidly escalating prices left us at a competitive disadvantage to others that had a superior source of cans. Digital printing has allowed us to improve our ability to pass through aluminum can inflation. In addition, we have faced workforce challenges related to retention and hiring.

Results of Operations

Overview

Three and Six Months Ended June 30, 2022 Compared to the Three and Six Months Ended June 30, 2021

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Variance	2022	2021	Variance
Sales	$5,123	$3,618	$1,505	$8,903	$6,861	$2,042
Less customer programs and excise taxes	266	173	93	306	268	38
Net sales	4,857	3,445	1,412	8,597	6,593	2,004
Cost of sales	3,405	2,536	869	6,198	5,141	1,057
Gross profit	1,452	909	543	2,399	1,452	947
Sales and marketing expenses	729	697	32	1,376	1,554	(178)
General and administrative expenses	1,748	1,605	143	3,678	3,529	149
Loss on disposal of property and equipment	101	-	101	101	61	40
Total operating expenses	2,578	2,302	276	5,155	5,144	11
Loss from operations	(1,126)	(1,393)	267	(2,756)	(3,692)	936
Interest expense	(762)	(345)	(417)	(1,168)	(471)	(697)
Other income	100	17	83	100	2,217	(2,117)
Loss from continuing operations	(1,788)	(1,721)	(67)	(3,824)	(1,946)	(1,878)
Income (loss) from discontinued operations	-	(47)	47	-	3,886	(3,886)
Net income (loss)	(1,788)	(1,768)	(20)	(3,824)	1,940	(5,764)
Preferred stock dividends	(36)	-	(36)	(75)	-	(75)
Net income (loss) attributable to common shareholders	$(1,824)	$(1,768)	$(56)	$(3,899)	$1,940	$(5,839)
Gross margin	30%	26%	4%	28%	22%	6%

Segment information was as follows for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2022	2021	Variance	2022	2021	Variance
Spirits
Sales	$3,694	$1,478	$2,216	$6,398	$2,812	$3,586
Net sales	3,528	1,305	2,223	6,192	2,544	3,648
Cost of sales	1,707	1,028	679	3,389	2,082	1,307
Gross profit	1,821	277	1,544	2,803	462	2,341
Total operating expenses	1,292	1,318	(26)	2,561	3,013	(452)
Net income (loss)	$(223)	$(1,406)	$1,183	$(905)	$2,707	$(3,612)
Gross Margin	52%	21%	31%	45%	18%	27%

Craft C+P
Sales	$1,429	$2,140	$(711)	$2,505	$4,049	$(1,544)
Net sales	1,329	2,140	(811)	2,405	4,049	(1,644)
Cost of sales	1,698	1,508	190	2,809	3,059	(250)
Gross profit	(369)	632	(1,001)	(404)	990	(1,394)
Total operating expenses	1,286	984	302	2,594	2,131	463
Net loss	$(1,565)	$(362)	$(1,203)	$(2,919)	$(767)	$(2,152)
Gross Margin	-28%	30%	-58%	-17%	24%	-41%

Sales

Sales were $8.9 million and $6.9 million for the six months ended June 30, 2022 and 2021, respectively, and $5.1 million and $3.6 million for the three months ended June 30, 2022 and 2021, respectively.

Sales of spirits increased due to the sale of 651 barrels of Tennessee whiskey and Indiana bourbon for gross proceeds of $2.6 million during the three months ended June 30, 2022 and a prior sale of nearly 800 barrels of rye whiskey for $1.5 million during the first quarter, for a total of $4.1 million for the six months ended June 30, 2022, partially offset by weaker Azuñia volume due to a reduction in discounting. The following table presents volumes by nine-liter cases for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,			Six Months Ended June 30,
9 Liter Cases	2022	2021	Variance	2022	2021	Variance
Azuñia	1,730	3,237	(1,507)	3,789	6,147	(2,358)
Burnside	933	1,184	(251)	1,938	2,209	(271)
Hue-Hue	138	81	57	222	202	20
Portland Potato Vodka	4,457	4,682	(225)	8,758	9,346	(588)
Eastside Brands	171	46	125	239	46	193
Legacy Brands	2	97	(95)	13	272	(259)
	7,431	9,327	(1,896)	14,959	18,222	(3,263)

Craft C+P sales decreased for both the three and six months ended June 30, 2022 due to a combination of factors including cycling the end of the pandemic where on-premise consumption had yet to open up in 2021, a trend to insource can purchasing and filling by larger customers, increased competition and starting our new digital can printing business.

Customer programs and excise taxes

Customer programs and excise taxes were $0.3 million for both the six months ended June 30, 2022 and 2021, and $0.3 million and $0.2 million for the three months ended June 30, 2022 and 2021, respectively. Spirits discounts were $0.2 million lower than the prior year due to a reduction in Azuñia Tequila discounting. During the second quarter of 2022, as part of our asset acquisition, we offered a discount of $0.1 million to the beverage maker for our printing and canning services.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges.

Cost of sales were $6.2 million and $5.1 million for the six months ended June 30, 2022 and 2021, respectively, and $3.4 million and $2.5 million for the three months ended June 30, 2022 and 2021, respectively. Spirit’s cost of sales increased for both the three and six months ended June 30, 2022 due to bulk sales partially offset by savings from lower Azuñia Tequila sales volume. Craft C+P cost of sales decreased for both the three and six months ended June 30, 2022 due to lower sales and lower compensation costs.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross profit was $2.4 million and $1.5 million for the six months ended June 30, 2022 and 2021, respectively, and $1.5 million and $0.9 million for the three months ended June 30, 2022 and 2021, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 28% and 22% for the six months ended June 30, 2022 and 2021, respectively, 30% and 26% for the three months ended June 30, 2022 and 2021, respectively. Spirits gross margin increased for both the three and six months ended June 30, 2022 primarily due to the carryforward of fall 2021 price increases and excess bulk spirits sales. Craft C+P’s gross margin decreased for both the three and six months ended June 30, 2022 primarily due to lower sales of services, a change in product and service mix, and higher raw material costs. In addition, Craft C+P launched its digital can printing business at the end of April 2022. While printing revenues have increased through the quarter, low print volumes during the initial startup period has contributed to negative margins.

Sales and Marketing Expenses

Sales and marketing expenses were $1.4 million and $1.6 million for the six months ended June 30, 2022 and 2021, respectively, and $0.7 million for both the three months ended June 30, 2022 and 2021. The decrease for the six months ended June 30, 2022 was primarily due to a decrease in compensation related to lower headcount in our spirits segment as we continue to focus our sales efforts in key markets of Oregon, California, Arizona, Colorado, Texas, Florida, and Washington.

General and Administrative Expenses

General and administrative expenses were $3.7 million and $3.5 million for the six months ended June 30, 2022 and 2021, respectively, and $1.7 million and $1.6 million for the three months ended June 30, 2022 and 2021, respectively, primarily due to increased rent as we entered into new leases, offset by compensation as our overall headcount decreased.

Other Income

Other income was $0.1 million for both the three and six months ended June 30, 2022 and was attributable to our co-packing asset acquisition. Other income was $2.2 million for the six months ended June 30, 2021 and was attributable to the forgiveness of our loans under the U.S. government Paycheck Protection Program (“PPP Loans”) and the remeasurement of deferred consideration for the final Azuñia earn-out.

Net Income (Loss)

Net loss was $(3.8) million and net income of $1.9 million for the six months ended June 30, 2022 and 2021, respectively, and $(1.8) million for both the three months ended June 30, 2022 and 2021.

Preferred Stock Dividends

Preferred stock dividends were $37,500 and $75,000 for the three and six months ended June 30, 2022, respectively, and related to the Series B preferred stock dividend of 6% per annum.

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

We had an accumulated deficit of $62.5 million as of June 30, 2022, having incurred a net loss of $3.8 million during the six months ended June 30, 2022. The net loss, combined with a reclassification from current assets to equipment of $4.3 million in prepayments related to the digital can printer, resulted in a $6.3 million reduction in working capital. As of June 30, 2022, we had $1.0 million of cash on hand with negative working capital of $1.7 million.

During the six months ended June 30, 2022, we raised $3.0 million in additional capital through debt financing to invest in our three year growth plan. Our ability to meet our ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow, primarily through increased sales, profitable operations, and controlling expenses. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives.

We continue to make substantial investments in Craft C+P, which we believe will deliver improved results during 2022, in part due to our acquisition of a state-of-the-art digital can printer that will add incremental services and revenue.

Our cash flow results for the six months ended June 30, 2022 and 2021 were as follows:

(Dollars in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$0.3	$(0.2)
Investing activities	$(2.5)	$3.3
Financing activities	$(0.1)	$(2.9)

Operating Activities

Total cash provided by operating activities was $0.3 million during the six months ended June 30, 2022 compared to cash used of $0.2 million during the six months ended June 30, 2021. The increase in cash was primarily attributable to a decrease in inventory as a result of our bulk spirits sales, offset by increases in accounts payable and accrued liabilities.

Investing Activities

Total cash used in investing activities was $2.5 million during the six months ended June 30, 2022 representing our investment in digital can printing equipment, compared to cash provided of $3.3 million during the six months ended June 30, 2021, which consisted of $3.4 million received for the Termination Agreement with RSG.

Financing Activities

Total cash used in financing activities was $0.1 million during the six months ended June 30, 2022 compared to $2.9 million during the six months ended June 30, 2021. Net cash flows used in financing activities during the six months ended June 30, 2022 consisted of the proceeds from a note payable with a related party of $3.0 million; offset by $2.9 million of principal payments of our secured credit facilities and $0.3 million of payments on principal of notes payable. Net cash flows used in financing activities during the six months ended June 30, 2021 consisted of $3.6 million of payments reducing the balance of our secured trade credit facility and $2.6 million of payments reducing the principal balance of notes payable; offset by proceeds from secured credit facilities of $3.3 million.

Lines of Credit

From 2019 until December 2021, we utilized an existing accounts receivable factoring line of credit with ENGS that provided for a minimum of $0.5 million purchased accounts receivable and a maximum of $1.0 million of purchased accounts receivable. The advance rate was 85%, and interest was charged against the greater of $0.5 million or the total funds advanced at a rate of 5% plus the prime rate published in the Wall Street Journal. The Company factored $2.4 million of invoices during the year ended December 31, 2021. In December 2021, our agreement with ENGS expired and we are no longer factoring Craft C+P receivables.

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $0.3 million of invoices during the year ended December 31, 2021. As of June 30, 2022, the Company had no factored invoices outstanding.

Inventory Line

In January 2020, we and our subsidiaries entered into a loan agreement with Live Oak Banking Company (“Live Oak”) for a loan in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base of up to 85% of the appraised value of the borrowers’ eligible inventory of whisky in barrels or totes less an amount equal to all service fees or rental payments owed by borrowers during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Live Oak Loan”). The Live Oak Loan was secured by all assets of the Company excluding accounts receivable and certain other specified excluded property. The Live Oak Loan bore interest at a variable rate of interest equal to (i) two and 49/100ths percent (2.49%) per annum plus (ii) the Prime Rate as published in The Wall Street Journal, adjusted on a calendar quarterly basis. Interest was payable monthly. Additionally, we issued to Live Oak 100,000 warrants to purchase common stock at an exercise price of $3.94 per share. The proceeds of the Live Oak Loan were used to pay off all principal and accrued interest under the TQLA Note of $0.9 million and all principal and interest under loan issued pursuant to that Credit and Security Agreement, by and between the Company and The KFK Children’s Trust, Jeffrey Anderson – Trustee of $3.0 million. The loan matured on November 11, 2021. On February 4, 2022, we paid $0.9 million of the loan. On February 28, 2022, Live Oak and the Company entered into a forbearance agreement while the parties finalized a further extension of the maturity date. In June 2022, we paid the remaining balance of $1.9 million.

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

In connection with the preparation of our financial statements for the six months ended June 30, 2022, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

Intangible Assets

On September 12, 2019, we purchased the Azuñia brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Azuñia brand has been determined to have an indefinite life and will not be amortized. We do, however, on an annual basis, test the indefinite life for impairment. If the indefinite life is found to be impaired, then we will estimate the useful life of the brand and amortize the asset over the remainder of its useful life.

We estimate the brand’s fair value using market information to estimate future cash flows and will impair it when its carrying amount exceeds its estimated fair value, in which case we will write it down to its estimated fair value. We consider market values for similar assets when available. Considerable management judgment is necessary to estimate fair value, including making assumptions about future cash flows, net sales and discount rates.

We have the option, before quantifying the fair value, to evaluate qualitative factors to assess whether it is more likely than not that our brand is impaired. If we determine that is not the case, then we are not required to quantify the fair value. That assessment also takes considerable management judgment.

Based on our assumptions, we believe that, as of June 30, 2022, the Azuñia brand was not impaired.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of June 30, 2022.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2021.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the second quarter of 2022 that have not been previously reported.

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

EASTSIDE DISTILLING, INC.

Date: August 11, 2022	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: August 11, 2022	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

