Form 10-Q
period 2022-09-30
Eastside Distilling, Inc.
filed 2022-11-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 14, 2022, 15,739,179 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2022

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2022 and December 31, 2021

(Dollars in thousands, except shares and per share amounts)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets
Current assets:
Cash	$432	$3,276
Trade receivables, net	913	1,446
Inventories	4,975	6,510
Prepaid expenses and current assets	725	2,873
Total current assets	7,045	14,105
Property and equipment, net	6,168	2,163
Right-of-use assets	3,016	3,211
Intangible assets, net	13,314	13,624
Other assets, net	383	457
Total Assets	$29,926	$33,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,144	$1,265
Accrued liabilities	1,732	833
Deferred revenue	62	-
Current portion of secured credit facilities, net of debt issuance costs	3,316	5,725
Note payable, related party, net of debt issuance costs	2,455	-
Current portion of notes payable	217	894
Current portion of lease liabilities	1,023	781
Total current liabilities	10,949	9,498
Lease liabilities, net of current portion	2,181	2,498
Note payable, related party	92	92
Notes payable, net of current portion	7,749	8,073
Total liabilities	20,971	20,161

Commitments and contingencies (Note 14)

Stockholders’ equity:
Common stock, $0.0001 par value; 35,000,000 shares authorized; 15,446,694 and 14,791,449 shares issued and outstanding as of September 30, 2022 and December 31, 2021, respectively	2	1
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 issued and outstanding as of both September 30, 2022 and December 31, 2021	-	-
Additional paid-in capital	74,228	72,003
Accumulated deficit	(65,275)	(58,605)
Total stockholders’ equity	8,955	13,399
Total Liabilities and Stockholders’ Equity	$29,926	$33,560

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2022 and 2021

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Sales	$3,064	$3,277	$11,967	$10,138
Less customer programs and excise taxes	87	70	393	338
Net sales	2,977	3,207	11,574	9,800
Cost of sales	2,787	2,347	8,985	7,488
Gross profit	190	860	2,589	2,312
Operating expenses:
Sales and marketing expenses	702	533	2,078	2,087
General and administrative expenses	1,438	1,471	5,116	5,000
Loss on disposal of property and equipment	-	360	101	421
Total operating expenses	2,140	2,364	7,295	7,508
Loss from operations	(1,950)	(1,504)	(4,706)	(5,196)
Other income (expense), net
Interest expense	(808)	(414)	(1,976)	(885)
Other income	25	25	125	2,242
Total other income (expense), net	(783)	(389)	(1,851)	1,357
Loss before income taxes	(2,733)	(1,893)	(6,557)	(3,839)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(2,733)	(1,893)	(6,557)	(3,839)
Net income (loss) from discontinued operations	-	(17)	-	3,869
Net income (loss)	(2,733)	(1,910)	(6,557)	30
Preferred stock dividends	(38)	-	(113)	-
Deemed dividend-warrant price protection-revaluation adjustment	-	(2,288)	-	(2,288)
Net loss attributable to common shareholders	$(2,771)	$(4,198)	$(6,670)	$(2,258)

Basic net loss per common share	$(0.18)	$(0.32)	$(0.44)	$(0.19)
Diluted net loss per common share	$(0.18)	$(0.32)	$(0.44)	$(0.19)
Basic weighted average common shares outstanding	15,447	13,055	15,210	12,145
Diluted weighted average common shares outstanding	15,447	13,055	15,210	12,145

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2022 and 2021

(Dollars in thousands)

(Unaudited)

	2022	2021
Cash Flows From Operating Activities:
Net income (loss)	$(6,557)	$30
Net income from discontinued operations	-	(3,869)
Depreciation and amortization	1,104	903
Bad debt expense	126	1
Forgiveness of debt - Paycheck Protection Program	-	(1,448)
Loss on disposal of assets	101	421
Inventory reserve	(32)	-
Remeasurement of deferred consideration	-	(750)
Stock dividend payable	(113)	-
Amortization of debt issuance costs	1,225	222
Interest accrued to secured credit facilities	119	91
Issuance of common stock in exchange for services for related parties	206	131
Issuance of common stock in exchange for services for third parties	230	263
Stock-based compensation	3	25
Changes in operating assets and liabilities:
Trade receivables, net	408	(644)
Inventories	1,567	669
Prepaid expenses and other assets	(197)	(1,565)
Right-of-use assets	721	362
Accounts payable	881	(467)
Accrued liabilities	899	(531)
Other liabilities, related party	-	(700)
Deferred revenue	62	(23)
Net lease liabilities	(602)	(390)
Net cash provided by (used in) operating activities	151	(7,269)
Net cash provided by operating activities of discontinued operations	-	4,617
Net cash provided by (used in) operating activities	151	(2,652)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	12	110
Purchases of property and equipment	(2,495)	(189)
Net cash used in investing activities of continuing operations	(2,483)	(79)
Net cash provided by investing activities of discontinued operations	-	3,362
Net cash (used in) provided by investing activities	(2,483)	3,283
Cash Flows From Financing Activities:
Issuance of common stock from warrant exercise for cash, net of expenses	-	2,375
Proceeds from issuance of stock	197	2,009
Proceeds from secured credit facilities	-	3,300
Proceeds from note payable, related party	3,500	-
Payments of principal on notes payable, related party	(275)	-
Payments of principal on secured credit facilities	(2,933)	(3,601)
Payments of principal on notes payable	(1,001)	(2,780)
Net cash (used in) provided by financing activities	(512)	1,303
Net (decrease) increase in cash	(2,844)	1,934
Cash at the beginning of the period	3,276	836
Cash at the end of the period	$432	$2,770

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$772	$654
Cash paid for amounts included in measurement of lease liabilities	$705	$540

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of detachable warrants on notes payable	$1,590	$-
Right-of-use assets obtained in exchange for lease obligations	$527	$-
Warrants issued in relation to secured credit facilities	$-	$717
Issuance of common stock pursuant to Azuñia earn-out	$-	$6,860
Issuance of notes payable pursuant to Azuñia final earn-out	$-	$7,842
Deemed dividend-warrant price protection-revaluation adjustment	$-	$2,288

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 75 people in the United States.

The Company’s spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. The Company sells products on a wholesale basis to distributors in open states and through brokers in control states.

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

The Company had an accumulated deficit of $65.3 million as of September 30, 2022, having incurred a net loss of $6.6 million during the nine months ended September 30, 2022. The net loss, combined with a reclassification from current assets to equipment of $4.3 million in prepayments related to the Company’s purchase of a digital can printer, resulted in a $8.5 million reduction in working capital.

During the nine months ended September 30, 2022, the Company raised $3.7 million in additional capital through debt financing and an equity raise. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2022, its operating results for the three and nine months ended September 30, 2022 and 2021 and its cash flows for the nine months ended September 30, 2022 and 2021. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Redneck Riviera Whiskey Co., LLC (a discontinued operation), Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging LLC (the Company’s newly acquired fixed co-packing assets) and the Azuñia tequila assets. All intercompany balances and transactions have been eliminated on consolidation.

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $0.2 million for both the nine months ended September 30, 2022 and 2021.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.2 million and $0.1 million for the nine months ended September 30, 2022 and 2021, respectively.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising and marketing expenses totaled $0.6 million for both the nine months ended September 30, 2022 and 2021.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of September 30, 2022, two distributors represented 37% of trade receivables. As of December 31, 2021, four wholesale customers represented 42% of trade receivables. Sales to one distributor and one wholesale customer accounted for 43% of consolidated sales for the nine months ended September 30, 2022. Sales to two wholesale customers accounted for 24% of consolidated sales for the nine months ended September 30, 2021.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of September 30, 2022 and December 31, 2021, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

None of the Company’s assets or liabilities were measured at fair value as of September 30, 2022 or December 31, 2021. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of September 30, 2022 and December 31, 2021, the principal amounts of the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of September 30, 2022 and determined that they were not impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of September 30, 2022 and determined that they were not impaired.

Comprehensive Income

The Company did not have any other comprehensive income items for both the nine months ended September 30, 2022 and 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

Accounts Receivable Factoring Program

The Company has two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The agreement with the spirits program had a zero balance as of September 30, 2022. The Company factored $0.3 million of invoices and incurred $3,150 in fees associated with the co-packing program during the nine months ended September 30, 2022. As of September 30, 2022, the Company had a balance of $0.1 million of factored co-packing invoices outstanding.

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

September 30, 2022

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

For the nine months ended September 30, 2021, the revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. As of December 31, 2021, there were no assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the nine months ended September 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
	(Unaudited)	(Unaudited)
Sales	$-	$283
Less customer programs and excise taxes	-	31
Net sales	-	252
Cost of sales	-	168
Gross profit	-	84
Operating expenses:
Sales and marketing expenses	-	22
General and administrative expenses	-	32
Total operating expenses	-	54
Income from operations	-	30
Other income, net
Other income	-	989
Gain on termination of license agreement	-	2,850
Total other expense, net	-	3,839
Net income	$-	$3,869

5. Business Segment Information

The Company’s internal management financial reporting consists of Eastside spirits and Craft C+P. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and brokers in control states. The Company’s principal area of operation is in the U.S. and has two spirits customers that represents 42% of its revenue.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

Segment information was as follows for the nine months ended September 30, 2022 and 2021:

(Dollars in thousands)	2022	2021
Spirits
Sales	$7,586	$4,304
Net sales	7,293	3,966
Cost of sales	4,176	2,989
Gross profit	3,117	977
Total operating expenses	3,595	4,358
Net income (loss)	(2,397)	1,484
Gross margin	43%	25%

Interest expense	$1,944	$846
Depreciation and amortization	122	229
Significant noncash items:
(Gain) loss on disposal of property and equipment	(12)	298
Forgiveness of debt - PPP	-	(1,052)
Remeasurement of deferred consideration	-	(750)
Gain on disposal of offsite inventory	-	(1,047)
One-time professional fees	-	403
Stock compensation	458	287

Craft C+P
Sales	$4,381	$5,834
Net sales	4,281	5,834
Cost of sales	4,809	4,499
Gross profit	(528)	1,335
Total operating expenses	3,700	3,150
Net loss	(4,160)	(1,454)
Gross margin	-12%	23%

Interest expense	$32	$39
Depreciation and amortization	982	674
Significant noncash items:
Loss on disposal of property and equipment	113	123
Forgiveness of debt - PPP	-	(396)
Stock compensation	365	290

Craft C+P’s gross margin decreased primarily due to lower sales of services, a change in product and service mix, and higher raw material costs. In addition, Craft C+P’s digital printer commenced operations in April, 2022 and Craft C+P now bears the operating costs. Although printing revenues significantly increased through the quarter, the printer is not yet operating at full capacity.

6. Inventories

Inventories consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Raw materials	$3,194	$4,768
Finished goods	1,781	1,742
Total inventories	$4,975	$6,510

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

7. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Prepayment of fixed assets	$346	$2,715
Prepayment of inventory	158	59
Other	221	99
Total prepaid expenses and current assets	$725	$2,873

During the nine months ended September 30, 2022, the Company began operations of its new digital can printer. This resulted in a decrease in prepayment of fixed assets, as the printer was reclassified to property and equipment.

8. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Furniture and fixtures	$4,276	$3,779
Digital can printer	4,216	-
Leasehold improvements	1,529	1,386
Vehicles	222	814
Total cost	10,243	5,979
Less accumulated depreciation	(4,075)	(3,816)
Total property and equipment, net	$6,168	$2,163

Purchases of property and equipment totaled $2.5 million and $0.2 million for the nine months ended September 30, 2022 and 2021, respectively. Depreciation expense totaled $0.8 million and $0.6 million for the nine months ended September 30, 2022 and 2021, respectively.

During the nine months ended September 30, 2022, the Company disposed of fixed assets with a net book value of $0.1 million resulting in a loss on disposal of fixed assets of $0.1 million. During the nine months ended September 30, 2021, the Company disposed of fixed assets with a net book value of $0.5 million resulting in a loss on disposal of fixed assets of $0.4 million. As a result of these disposals, the Company received funds of $0.1 million from the sales of the disposed assets.

During the nine months ended September 30, 2022, the Company entered into a master equity lease agreement with Enterprise FM Trust (“Enterprise”). Per the agreement, the Company delivered to Enterprise the titles to certain vehicles, which resulted in a loss on disposal of $0.1 million. In return, the Company directly leases the vehicles from Enterprise, which will also manage the maintenance of the vehicles.

During the nine months ended September 30, 2022, the Company acquired the assets of a production facility for a cash payment of $0.2 million and concessions on service pricing.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

9. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Permits and licenses	$25	$25
Azuñia brand	11,945	11,945
Customer lists	2,895	2,895
Total intangible assets	14,865	14,865
Less accumulated amortization	(1,551)	(1,241)
Intangible assets, net	$13,314	$13,624

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.3 million for both the nine months ended September 30, 2022 and 2021.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If an indefinite life asset is found to be impaired, then the Company will estimate its useful life and amortize the asset over the remainder of its useful life.

10. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Product branding	$400	$400
Deposits	255	286
Total other assets	655	686
Less accumulated amortization	(272)	(229)
Other assets, net	$383	$457

As of September 30, 2022, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $42,857 for both the nine months ended September 30, 2022 and 2021.

The deposits represent office lease deposits.

11. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2022, the amount of right-of-use assets and lease liabilities were $3.0 million and $3.2 million, respectively. Aggregate lease expense for the nine months ended September 30, 2022 was $0.9 million, consisting of $0.2 million in operating lease expense for lease liabilities and $0.7 million in short-term lease cost.

Maturities of lease liabilities as of September 30, 2022 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2022	$309
2023	1,105
2024	744
2025	739
2026	607
Thereafter	141
Total lease payments	3,645
Less imputed interest (based on 6.7% weighted-average discount rate)	(441)
Present value of lease liability	$3,204	3.60

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

12. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	September 30, 2022	December 31, 2021
Notes payable bearing interest at 5.00%. Principal and accrued interest was payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes were secured by the security interests and subordinated to the Company’s senior indebtedness.	$-	$124
Promissory note payable bearing interest of 5.2%. The note had a maturity of May 2023, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	27	79
Promissory note payable bearing interest of 4.45%. The note matured in May 2022. Principal and accrued interest were paid in accordance with a monthly amortization schedule. The note was secured by the assets of Craft C+P and included certain affirmative and financial covenants.	-	56
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note had a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit was $0.5 million. The note was secured by the assets of Craft C+P and included certain affirmative and financial covenants. The note was paid in full in September 2022.	-	500
Promissory note payable bearing interest of 4.14%. The note had a maturity of July 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	44	108
Promissory note payable bearing interest of 3.91%. The note had a maturity of August 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	69	167
Promissory note payable bearing interest of 3.96%. The note had a maturity of November 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest are paid in accordance with a monthly amortization schedule. The note is secured by the assets of Craft C+P.	75	182
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	7,751	7,751
Total notes payable	7,966	8,967
Less current portion	(217)	(894)
Long-term portion of notes payable	$7,749	$8,073

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

The Company paid $0.4 million and $0.5 million in interest on notes for the nine months ended September 30, 2022 and 2021, respectively.

Maturities on notes payable as of September 30, 2022 were as follows:

(Dollars in thousands)
2022	$217
2023	-
2024	7,749
2025	-
2026	-
Thereafter	-
$7,966

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

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022. The Company paid $0.2 million in interest during the nine months ended September 30, 2022.

All amounts due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price, which is subject to adjustment as summarized below. The Notes were initially convertible into the Company’s common stock at an initial fixed conversion price of $2.20 per share. This conversion price is subject to adjustment for stock splits, combinations, or similar events, among other adjustments. On April 1, 2022, the Company and the holders agreed to a reduction of the conversion price of the 6% secured convertible promissory notes to $1.30 per share in connection with the Company’s issuance of a common stock purchase warrant to TQLA covering its loan amount of $3.5 million with a common stock value of $1.20 per share.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

The Loan bore interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest was payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Company was also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.1 million in interest during the nine months ended September 30, 2022. In February 2022, the Company paid $0.9 million of the secured credit facility with Live Oak. In June 2022, the Company paid the remaining balance of $1.9 million.

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

September 30, 2022

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

15. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of September 30, 2022. As of September 30, 2021, the Company had 2,711,364 dilutive common shares.

16. Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
(Shares and dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	2,500	$-	14,791	$1	$72,003	$(58,605)	$13,399

Stock-based compensation	-	-	-	-	3	-	3
Issuance of common stock for services by third parties	-	-	286	-	230	-	230
Issuance of common stock for services by employees	-	-	170	-	206	-	206
Issuance of detachable warrants on notes payable	-	-	-	-	1,590	-	1,590
Shares issued for cash	-	-	200	1	196	-	197
Preferred stock dividends	-	-	-	-	-	(113)	(113)
Net loss	-	-	-	-	-	(6,557)	(6,557)
Balance, September 30, 2022	2,500	$-	15,447	$2	$74,228	$(65,275)	$8,955

Issuance of Common Stock

During the nine months ended September 30, 2022, the Company issued 455,245 shares of common stock to directors and employees for stock-based compensation of $0.4 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $0.69 to $1.21 per share. Of these shares, 170,000 were issued to the Company’s former Chief Executive Officer pursuant to his separation agreement.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2021, the Company issued as dividends 10,670 shares of common stock at a VWAP of $2.57 per share. For the nine months ended September 30, 2022, the Company accrued $0.1 million of preferred dividends.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2022 the number of shares available for grant under the 2016 Plan reset to 5,225,141 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of September 30, 2022, there were 56,752 options and 1,607,291 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of September 30, 2022, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity as of and for the nine months ended September 30, 2022 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	57,586	$3.29

Options canceled	(5,834)	4.43
Outstanding as of September 30, 2022	51,752	$3.16

Exercisable as of September 30, 2022	51,585	$3.16

On December 7, 2021, the Company issued 5,000 shares of common stock at $1.23 per share upon the exercise of stock options for proceeds of $6,150.

The aggregate intrinsic value of options outstanding as of September 30, 2022 was $0.

As of September 30, 2022, there were 167 unvested options with an aggregate grant date fair value of $66.70. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and three years from the grant date. The aggregate intrinsic value of unvested options as of September 30, 2022 was $0. During the nine months ended September 30, 2022, 3,417 options vested.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

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

The Company did not issue any additional options during the nine months ended September 30, 2022.

For the nine months ended September 30, 2022 and 2021, net compensation expense related to stock options was $2,926 and $0.1 million, respectively. As of September 30, 2022, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Warrants

On March 21, 2022, the Company entered into a promissory note with TQLA to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. On August 4, 2022, the Company and TQLA amended and restated the note payable to increase the line of credit by an additional $500k, to $3.5 million. The loan bears interest at 9.25% and carries a commitment fee of 2.5%. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of September 30, 2022, the Company has drawn down $3.5 million of the note payable and issued 2.9 million warrants. The estimated fair value of the warrants of $1.6 million was recorded as debt issuance cost and is being amortized to interest expense over the maturity period of the promissory note, with $0.8 million recorded during the nine months ended September 30, 2022.

The estimated fair value of the new warrants issued was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the assumptions below:

Volatility	75%
Risk-free interest rate	2.6%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$0.71

From April 19, 2021 through May 12, 2021, the Company issued in a private placement Existing Warrants to purchase up to 900,000 shares of common stock at an exercise price of $2.60 per Warrant Share. The estimated fair value of the warrants of $0.7 million was recorded as debt issuance cost and is being amortized to interest expense over the maturity period of the secured credit facility, with $0.4 million recorded during the nine months ended September 30, 2022.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

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

A summary of all warrant activity as of and for the nine months ended September 30, 2022 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,256,944	4.0	$3.42	$-

Granted	2,916,667	4.3	1.20	-
Outstanding as of September 30, 2022	4,173,611	4.0	$1.79	$-

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

On October 24, 2019, the Company’s Board appointed Stephanie Kilkenny to the Board to fill an existing vacancy on the Board effective immediately. Stephanie Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, Patrick Kilkenny, owns and controls TQLA, the majority owner of Intersect. Effective June 15, 2020, the Company’s Board appointed Robert Grammen to the Board to fill an existing vacancy, Mr. Grammen is also a member of Intersect  .

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

Secured Line of Credit Promissory Note

On March 21, 2022, the Company entered into a Secured Line of Credit Promissory Note payable to TQLA to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. On April 19, 2022 the Company borrowed the additional loan of $1.0 million. On August 4, 2022, the Note was amended and restated to increase the principal amount to $3.5 million. The Note bears interest at 9.25% and carries a commitment fee of 2.5%. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of September 30, 2022, the Company had drawn down $3.5 million of the note payable and issued 2.9 million warrants. The Company paid $0.1 million in interest during the nine months ended September 30, 2022.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2022

(Unaudited)

18. Subsequent Events

Debt

On October 7, 2022, the Company entered into a Note Purchase Agreement dated as of October 6, 2022 with Aegis Security Insurance Company (“Aegis”). The principal owner of Aegis is Patrick Kilkenny, whose spouse is a member of the Company’s Board of Directors. Pursuant to the Note Purchase Agreement, Aegis purchased from the Company a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). Aegis paid for the Aegis Note by paying $3.3 million to TQLA and the remaining $1.2 million was paid in cash to the Company. The Company pledged substantially all of its assets to secure its obligations to Aegis under the Aegis Note.

The Aegis Note bears interest at 9.25% per annum, payable every three months. The principal amount of the Aegis Note and a Commitment Fee of $45,000 will be payable on October 6, 2023. The Company has a conditional right to twice extent the maturity date of the Aegis Note by six months upon payment on each occasion of an extension fee of one percent of the principal balance.

The aforesaid payment by Aegis to TQLA fully satisfied the Secured Line of Credit Promissory Note that the Company issued to TQLA on March 21, 2022 and subsequently amended.

On October 13, 2022, the Company entered into an Amendment Agreement with the holders of the 6% Secured Convertible Promissory Notes. The Amendment Agreement changed the Maturity Date of the Notes from October 18, 2022 to November 18, 2022. In consideration of the extension, the Company issued 96,153 shares of its common stock to each of the Subscribers.

Common Stock Issuance

On October 6, 2022, the Company issued 100,179 shares of common stock under its 2016 Equity Incentive Plan. The shares were issued to the members of the Board of Directors as quarterly compensation.

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

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in two segments. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 34 U.S. states. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing and canning services to the craft beer and cider industries in Washington, Oregon and Colorado. We now offer co-packing services in Portland, Oregon through our recent asset acquisition, allowing us to offer end-to-end production capabilities. We employ 75 people in the United States.

Mission-What We Do

Our mission is to source, make and deliver the best in class, end-to-end craft spirits brands and product portfolio. In addition, we contract pack and decorate cans and bottles with distinct capability and craftsmanship, as well as now offer advanced digital can printing with custom graphics and co-packing services.

Strategy

Our spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum and tequila. We sell our products on a wholesale basis to distributors in open states, and brokers in control states. Craft C+P primarily services the craft beer, cider and kombucha beverage segments. Craft C+P operates 14 mobile lines in Seattle and Spokane, Washington; Portland, Oregon; and Denver, Colorado, as well as now offers digital can printing to customers and co-packing services.

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

The U.S. spirits market is occupied by large multi-national conglomerates with substantially more resources than Eastside Distilling. However, we can use our small size to be fast, focused, and flexible in our strategy. If we attempt to grow too quickly, we may lack the underlying strength required to build scale with loyalty via strong unaided awareness and powerfully derived attributes. Moreover, attempting to focus our “frame-of-reference” to compete with the biggest brands in the most expensive venues is likely to fail unless we first establish underlying brand equity.

Our strategy is to utilize our public company stature to our advantage and position to expand our two distinct businesses – Spirits and Craft C+P. Our spirits portfolio is to be positioned as a leading regional craft spirits provider that develops brands, expands geographic presence growing revenue and cash flow. We look to grow and vertically integrate our Craft C+P business to expand our product offerings and improve our competitive position. These two segments are detailed below.

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

24

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

Craft Canning + Printing

With 10 years of experience in the mobile canning business, we’ve become the West’s most trusted and premier mobile packaging provider. We serve locations in Oregon, Washington and Colorado. Our team of professionals have packaged hundreds of award-winning products across both established and innovative beverage segments - beer, wine, cider, RTD cocktails, kombucha, seltzer, and many more. We use extensive proprietary and data-driven quality control measures and a robust clean-in-place procedure in order to provide the best packaging service for our customers. We take great pride in helping local beverage producers expand their distribution reach by using our service to offer industry-top quality and branding. Our greatest asset is the unmatched expertise of our talented group of printing and packaging professionals who show up every day to go above and beyond to get the job done.

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

27

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

Recent Developments

During the second quarter of 2022, we began operating our new digital can printer providing our customers with photo-realistic graphics and the ability to make label changes at the last minute, as well as a sustainable product that is 100% recyclable, unlike the traditional craft label and shrink sleeve. These capabilities are game changers in the craft beverage space, offered to all makers of beverages not only brewers. During October 2022, we printed almost 1 million cans.

In addition, we purchased the assets of a maker of wellness beverages during the second quarter and we are contracted to be its exclusive provider of can printing and co-packing services. This asset purchase allows us to offer additional production capabilities to customers in our canning operation.

We faced a number of challenges in both business segments in 2021 that have continued into 2022. The COVID-19 pandemic presented significant operational challenges for both the mobile canning operation as well as spirits division. Increased competition, supply change issues and restructuring activities added to performance challenges in 2021 that have continued into 2022.

Our spirits volume has been soft during 2022, primarily due to terminating deep discounting of Azuñia tequila in 2021. In addition, we faced challenges with distribution partners that resulted in out of stocks at retail and missed programming windows. The majority of these issues are behind us as we head into the fourth quarter. Finally, we saw cost increases across much of our direct and indirect costs. While a substantial amount of our raw materials is owned, such as our whisky, and not susceptible to price inflation, imported tequila and other materials such as glass increased through the year. These challenges are expected to continue in the last quarter of 2022. The decline in distributed sales was offset by a direct sale of nearly 1,500 barrels sold for $4.4 million during 2022.

Craft C+P also continues to face unique challenges and opportunities. In the beginning of the second quarter, we started a new business activity decorating craft beverage cans. The first half of 2022 involved substantial investment and planning to launch the technology in a new Portland, Oregon based printing facility. This new initiative has helped us improve our competitive position and deal with a number of industry challenges. Beginning mid-year 2020 and throughout 2021, the craft beverage industry faced a shortage of aluminum cans. Domestic aluminum can manufacturers continue to make adjustments to manage a supply demand imbalance into 2022. As a result, buyers of aluminum cans continue to face uncertainties. We believe we have sourced an adequate supply of cans to supply our current business plan. In addition, suppliers have successfully passed through price increases, which we did not immediately pass through to our customers. Moreover, this period of rapidly escalating prices left us at a competitive disadvantage to others that had a superior source of cans. Digital printing has allowed us to improve our ability to pass through aluminum can price inflation. In addition, we have faced workforce challenges related to retention and hiring.

Results of Operations

Overview

Three and Nine Months Ended September 30, 2022 Compared to the Three and Nine Months Ended September 30, 2021

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Variance	2022	2021	Variance
Sales	$3,064	$3,277	$(213)	$11,967	$10,138	$1,829
Less customer programs and excise taxes	87	70	17	393	338	55
Net sales	2,977	3,207	(230)	11,574	9,800	1,774
Cost of sales	2,787	2,347	440	8,985	7,488	1,497
Gross profit	190	860	(670)	2,589	2,312	277
Sales and marketing expenses	702	533	169	2,078	2,087	(9)
General and administrative expenses	1,438	1,471	(33)	5,116	5,000	116
Loss on disposal of property and equipment	-	360	(360)	101	421	(320)
Total operating expenses	2,140	2,364	(224)	7,295	7,508	(213)
Loss from operations	(1,950)	(1,504)	(446)	(4,706)	(5,196)	490
Interest expense	(808)	(414)	(394)	(1,976)	(885)	(1,091)
Other income	25	25	-	125	2,242	(2,117)
Loss from continuing operations	(2,733)	(1,893)	(840)	(6,557)	(3,839)	(2,718)
Income (loss) from discontinued operations	-	(17)	17	-	3,869	(3,869)
Net income (loss)	(2,733)	(1,910)	(823)	(6,557)	30	(6,585)
Preferred stock dividends	(38)	-	(38)	(113)	-	(113)
Deemed dividend- warrant price protection-revaluation adjustment	-	(2,288)	2,288	-	(2,288)	2,288
Net loss attributable to common shareholders	$(2,771)	$(4,198)	$1,427	$(6,670)	$(2,258)	$(4,412)
Gross margin	6%	27%	-21%	22%	24%	-2%

Segment information was as follows for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2022	2021	Variance	2022	2021	Variance
Spirits
Sales	$1,188	$1,492	$(304)	$7,586	$4,304	$3,282
Net sales	1,101	1,422	(321)	7,293	3,966	3,327
Cost of sales	787	907	(120)	4,176	2,989	1,187
Gross profit	314	515	(201)	3,117	977	2,140
Total operating expenses	1,034	1,345	(311)	3,595	4,358	(763)
Net income (loss)	$(1,492)	$(1,223)	$(269)	$(2,397)	$1,484	$(3,881)
Gross margin	29%	36%	-7%	43%	25%	18%

Craft C+P
Sales	$1,876	$1,785	$91	$4,381	$5,834	$(1,453)
Net sales	1,876	1,785	91	4,281	5,834	(1,553)
Cost of sales	2,000	1,440	560	4,809	4,499	310
Gross profit	(124)	345	(469)	(528)	1,335	(1,863)
Total operating expenses	1,106	1,019	87	3,700	3,150	550
Net loss	$(1,241)	$(687)	$(554)	$(4,160)	$(1,454)	$(2,706)
Gross margin	-7%	19%	-26%	-12%	23%	-35%

Sales

Sales were $12.0 million and $10.1 million for the nine months ended September 30, 2022 and 2021, respectively, and $3.1 million and $3.3 million for the three months ended September 30, 2022 and 2021, respectively.

Spirits

Sales increased for the nine months ended September 30, 2022 due to the sale of nearly 1,450 barrels for gross proceeds of $4.4 million, partially offset by weaker Azuñia volume due to a reduction in discounting and a price increase in 2021. Sales decreased for the three months ended September 30, 2022 from the Azuñia challenges, and two large one-time inventory purchases in 2021. The following table presents volumes by nine-liter cases for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,			Nine Months Ended September 30,
9 Liter Cases	2022	2021	Variance	2022	2021	Variance
Azuñia	1,347	3,316	(1,969)	5,136	9,463	(4,327)
Burnside	779	1,109	(330)	2,717	3,318	(601)
Hue-Hue	55	57	(2)	277	259	18
Portland Potato Vodka	5,186	5,057	129	13,944	14,403	(459)
Eastside Brands	91	96	(5)	330	142	188
Legacy Brands	1	90	(89)	14	362	(348)
	7,459	9,725	(2,266)	22,418	27,947	(5,529)

Craft C+P

Sales decreased for the nine months ended September 30, 2022. The decrease partially reflected the more favorable circumstances for can sales during the pandemic, when on-premise consumption had yet to open up. We also experienced increased competition. Sales increased for the three months ended September 30, 2022 as our new digital can printer came online.

Customer programs and excise taxes

Customer programs and excise taxes were $0.4 million and $0.3 million for the nine months ended September 30, 2022 and 2021, respectively, and $0.1 million for both the three months ended September 30, 2022 and 2021. Included among customer programs during the nine months ended September 30, 2022, was the discount of $0.1 million that we gave to a beverage maker that sold us its printing and canning assets.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $9.0 million and $7.5 million for the nine months ended September 30, 2022 and 2021, respectively, and $2.7 million and $2.3 million for the three months ended September 30, 2022 and 2021, respectively.

Spirits

Cost of sales increased for the nine months ended September 30, 2022 due to bulk sales partially offset by lower Azuñia Tequila sales volume and product mix. Cost of sales decreased for the three months ended September 30, 2022 due to lower Azuñia Tequila sales volume and product mix.

Craft C+P

Cost of sales increased for both the three and nine months ended September 30, 2022 due to increased costs related to the relocation of the business and our new digital can printer ramp-up.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold from net sales. Gross profit was $2.6 million and $2.3 million for the nine months ended September 30, 2022 and 2021, respectively, and $0.2 million and $0.9 million for the three months ended September 30, 2022 and 2021, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 22% and 24% for the nine months ended September 30, 2022 and 2021, respectively, 6% and 27% for the three months ended September 30, 2022 and 2021, respectively.

Spirits

Gross margin increased for the nine months ended September 30, 2022 primarily due to excess bulk spirits sales. Gross margin decreased for the three months ended September 30, 2022 primarily due weak to Azuñia Tequila sales volume and product mix.

Craft C+P

Craft C+P’s gross margin decreased for both the three and nine months ended September 30, 2022 primarily due to lower sales of services for the nine months ended September 30, 2022, flat for the three months ended September 30; and a change in product and service mix, and higher raw material costs for both the three and nine months ended September 30, 2022. In addition, Craft C+P launched its digital can printing business at the end of April 2022, which led to an increase in revenues during the three months ended September 30, 2022. However, since we have not achieved full capacity of the printer, the costs of the ramp-up offset much of the revenue.

Sales and Marketing Expenses

Sales and marketing expenses were $2.1 million for both the nine months ended September 30, 2022 and 2021, and $0.7 million and $0.5 million for the three months ended September 30, 2022 and 2021, respectively. The increase for the three months ended September 30, 2022 was primarily due to increased compensation, as we hired additional upper management, and had a write-off of bad accounts.

General and Administrative Expenses

General and administrative expenses were flat at $5.1 million and $5.0 million for the nine months ended September 30, 2022 and 2021, respectively, and flat at $1.4 million and $1.5 million for the three months ended September 30, 2022 and 2021, respectively.

Other Income

Other income was $0.1 million for the nine months ended September 30, 2022 and was attributable to our co-packing asset acquisition. Other income was $2.2 million for the nine months ended September 30, 2021 and was attributable to the forgiveness of our loans under the U.S. government Paycheck Protection Program (“PPP Loans”) and the remeasurement of deferred consideration for the final Azuñia earn-out.

Other income was $25,000 for both the three months ended September 30, 2022 and 2021.

Net Income (Loss)

Net loss was $(6.6) million and net income of $29,677 for the nine months ended September 30, 2022 and 2021, respectively, and net loss of $(2.7) million and $(1.9) million for the three months ended September 30, 2022 and 2021, respectively.

Preferred Stock Dividends

Preferred stock dividends were $37,500 and $0.1 million for the three and nine months ended September 30, 2022, respectively, and related to the Series B preferred stock dividend of 6% per annum.

Deemed Dividend - Warrant Price Protection-Revaluation Adjustment

Deemed dividend - warrant price protection-revaluation adjustment was $2.3 million for both the three and nine months ended September 30, 2021 and related to the exercise of outstanding warrants.

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

We had an accumulated deficit of $65.3 million as of September 30, 2022, having incurred a net loss of $6.6 million during the nine months ended September 30, 2022. The net loss, combined with a reclassification from current assets to equipment of $4.3 million in prepayments related to the digital can printer, resulted in an $8.5 million reduction in working capital. As of September 30, 2022, we had $0.4 million of cash on hand with negative working capital of $3.9 million.

During the nine months ended September 30, 2022, we raised $3.7 million in additional capital through debt financing and an equity raise to invest in our three year growth plan. Our ability to meet our ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow, primarily through increased sales, profitable operations, and controlling expenses. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives and take other measures that could impair our ability to be successful.

We continue to make substantial investments in Craft C+P, which we believe will deliver improved results during 2023, in part due to our acquisition of a state-of-the-art digital can printer that will add incremental services and revenue.

Our cash flow results for the nine months ended September 30, 2022 and 2021 were as follows:

(Dollars in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$0.1	$(2.7)
Investing activities	$(2.5)	$3.3
Financing activities	$(0.5)	$1.3

Operating Activities

Total cash provided by operating activities was $0.1 million during the nine months ended September 30, 2022 compared to cash used of $2.7 million during the nine months ended September 30, 2021. The increase in cash was primarily attributable to a decrease in inventory as a result of our bulk spirits sales, as well as increases in accounts payable and accrued liabilities.

Investing Activities

Total cash used in investing activities was $2.5 million during the nine months ended September 30, 2022 representing our investment in digital can printing equipment, compared to cash provided of $3.3 million during the nine months ended September 30, 2021, which consisted of $3.4 million received for the Termination Agreement with RSG.

Financing Activities

Total cash used in financing activities was $0.5 million during the nine months ended September 30, 2022 compared to cash provided of $1.3 million during the nine months ended September 30, 2021. Net cash used in financing activities during the nine months ended September 30, 2022 consisted primarily of $2.9 million of principal payments of our secured credit facilities and $1.0 million of payments on principal of notes payable, offset by the net proceeds from a note payable with a related party of $3.2 million and the issuance of common stock of $0.2 million. Net cash provided by financing activities during the nine months ended September 30, 2021 consisted of proceeds from secured credit facilities of $3.3 million, the issuance of common stock from the warrant exercise for cash, net of expenses, of $2.4 million, and proceeds from the issuance of common stock of $2.0 million; offset by $3.6 million of principal payments of our secured credit facilities and $2.8 million of payments on principal of notes payable.

Lines of Credit

We utilize an existing accounts receivable factoring line of credit with ENGS that provides for a minimum of $0.5 million purchased accounts receivable. If we obtain the consent of our senior lender and can pledge adequate assets, the line can be increased to a maximum of $1.2 million of purchased accounts receivable. The advance rate is 85%, and interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. The Company factored $0.3 million of invoices and incurred $3,150 in fees associated with the co-packing program during the nine months ended September 30, 2022. As of September 30, 2022, the Company had a balance of $0.1 million of factored co-packing invoices outstanding.

Since 2019, we utilized an existing accounts receivable factoring line of credit with Park Street Financial Services, LLC. The advance rate is 75%, and interest is charged at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. The Company factored $0.3 million of invoices during the year ended December 31, 2021. As of September 30, 2022, the Company had no factored invoices outstanding.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States. generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

In connection with the preparation of our financial statements for the nine months ended September 30, 2022, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

Based on our assumptions, we believe that, as of September 30, 2022, the Azuñia brand was not impaired.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of September 30, 2022.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2022, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2022 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2022.

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

EASTSIDE DISTILLING, INC.

Date: November 14, 2022	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: November 14, 2022	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

