Form 10-K
period 2022-12-31
Eastside Distilling, Inc.
filed 2023-03-31
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Indicate by check mark whether the registrant (1) has filed all reports required by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 day. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 if the Exchange Act.

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $10,658,219 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

As of March 31, 2023, 16,532,799 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-K

December 31, 2022

2

PART I

Cautionary Note Regarding Forward-Looking Statements

The statements in this section and other sections of this Form 10-K include “forward-looking statements” as that term is defined in the Private Securities Litigation Reform Act of 1995 and involve uncertainties that could significantly impact results. Forward-looking statements give current expectations or forecasts of future events about the company or our outlook. You can identify forward-looking statements by the fact they do not relate to historical or current facts and by the use of words such as “believe,” “expect,” “estimate,” “anticipate,” “will be,” “should,” “plan,” “project,” “intend,” “could” and similar words or expressions. Examples include, among others, statements about any of the following:

●	Our ability to secure additional financing, refinance debt, and achieve positive working capital;
●	General industry, market and economic conditions (including consumer spending patterns and preferences) and our expectations regarding growth in the markets in which we operate;
●	Our ability to introduce competitive new products on a timely basis and continue to make investments in product development and our expectations regarding the effect of new products on our operating results;
●	Our realizing the results of our competitive strengths and ability to compete with other producers and distributors of alcoholic beverage products;
●	Our expectation regarding product pricing and our ability to market to premium and super-premium segments of the market;
●	Our ability to retain, market and grow our existing brands, the effect that may have on other brands, and our ability to profitably sell our brands;
●	Our ability to financially support the brands in the market;
●	Our ability to protect our intellectual property, including trademarks and tradenames related to our brands;
●	The effects of competition and consolidation in the markets in which we operate;
●	The ability of our production capabilities to support our business and operations and production strategy, including our ability to continue to expand our production capacity to meet demand or outsource production to lower cost of goods sold;
●	Our expectations regarding our supply chain, including our ongoing relationships with certain key suppliers and/or any potential supply chain disruption;
●	Our ability to cultivate our distribution network and maintain relationships with our major distributors;
●	Our ability to utilize our existing distribution pipelines and channels to grow other brands in our portfolio;
●	Changes in applicable laws, policies and the application of regulations and taxes in jurisdictions in which we operate and the impact of newly enacted laws;
●	Tax rate changes (including excise tax, VAT, tariffs, duties, corporate, individual income, or capital gains), changes in related reserves, or changes in tax rules or accounting standards;
●	Our ability to expand our business and brand offerings by acquisitions, including our ability to identify, complete, and finance acquisitions, and our ability to integrate and realize the benefits of our acquisitions;
●	Negative publicity related to our company, brands, marketing, personnel, operations, business performance, or prospects;
●	Our ability to attract and retain key board, executive or employee talent;
●	Our liquidity and capital needs and ability to meet our liquidity needs and going concern requirements; and
●	Our ability to position our brands as attractive acquisition candidates.

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

3

You should review the “Risk Factors” set forth elsewhere in this Annual Report for a cautionary discussion of certain risks, uncertainties and assumptions that we believe are significant to our business and may effect forward looking statements.

Item 1. BUSINESS

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in two segments. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 30 U.S. states. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing and canning services to the craft beverage industry in Washington, Oregon and Colorado. In addition to mobile co-packing services we offer co-packing services from a single fixed site in Portland, Oregon. We employ 50 people in the United States.

Mission-What We Do

Our mission is to source, make and deliver the best in class, end-to-end craft spirits brands and product portfolio. In addition, we offer advanced digital can printing decoration with custom graphics and co-packing services with distinct capability and craftsmanship.

Strategy

Our spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum and tequila. We sell our products on a wholesale basis to distributors through open states, and brokers in control states. Craft C+P primarily services the craft beer, cider and kombucha beverage segments. Craft C+P offers digital can printing to customers and co-packing services, as well as operates 13 mobile lines in Seattle and Spokane, Washington; Portland, Oregon; and Denver, Colorado.

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

Segments

Spirits

Since 2014 we have developed or acquired many award-winning spirits while evolving to meet the growing demand for quality products and services associated with the burgeoning craft and premium beverage trade. Our portfolio includes originals like the Quercus garryana barrel-finished Burnside Whiskey family, Portland Potato Vodka, Hue-Hue Coffee Rum, and Azuñia Tequilas.

4

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

5

●

Azuñia Tequilas – Smooth, clean, additive-free tequilas crafted by Rancho Miravalle, a second generation, family-owned-and-operated estate, bursting with authentic flavor from the local terroir of Tequila Valley, Mexico. 100% pure Weber Blue Agave is harvested by hand, roasted in traditional clay hornos, and finished with a natural, open-air fermentation process. It is bottled on-site in small batches using a consistent process to deliver consistent field-to-bottle quality and exclusively exported by Agaveros Unidos de Amatitán.

●	Eastside Brands – Craft inspired high-quality limited-edition products. which focus on innovation, craftsmanship and curiosity, and creativity.

Craft Canning + Printing

Digital Can Printing

In April 2022, we initiated operations of an innovative digital can printing facility that allows us to customer-design four sizes of popular aluminum beverage cans. This flexibility allows for custom graphics of limited releases, vintages, partnerships, and special events. This new acquisition of technology gives Craft C+P the ability to offer unparalleled customization and flexibility to craft beverage producers seeking direct printing for canning projects of all sizes, while having a production capacity of over 20 million cans.

Co-packing Facility

We offer co-packing services for non-alcoholic canned beverages including CBD soda waters in Portland, Oregon through our recent asset acquisition, allowing us to offer end-to-end production capabilities. We are currently the exclusive provider of can printing and co-packing services for a local CBD and wellness water maker.

Mobile Canning

Our mobile canning business has locations in Oregon, Washington and Colorado. We use extensive proprietary and data-driven quality control measures and a robust clean-in-place procedure in order to provide the best packaging service for our customers. We take great pride in helping local beverage producers expand their distribution reach by using our service to offer industry-top quality and branding. Our greatest asset is the unmatched expertise of our talented group of printing and packaging professionals who show up every day to go above and beyond to get the job done.

Our Craft mobile team offers a variety of services and products, including:

●	High Mobile Canning Capacity – We operate 13 Wild Goose MC-250 machines, with the capacity to can over 150,000 barrels per year. In addition to the canning lines, we use custom in-house designed fully automated depalletizers and twist rinses.

●	Large Craft Volumes – With capabilities of around 600-800 cases per shift, we can manage any volume. Averaging 40 cans per minute, each machine can do 100 cases per hour.

7

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

●	Pre-printing and Outfeed Labeling – Bringing on advanced digital can printing technology from Hinterkopf allows us to offer customers both world-class aesthetics and full sustainability in an end-to-end branding and packaging solution, accessible from our smallest to our largest customers. We also provide outfeed labeling and the ability to package customer-provided branded cans of all varieties.

●	Location Flexibility – We allow our customers to choose the location of canning. We bring our mobile equipment to their facility, or our customers can bring their product to us for co-packing.

Production and Supply

Bringing a brand to market involves several important stages, including bottle and label design, raw materials procurement, filling the bottles, and packaging the bottles in various configurations for shipment. To achieve a unique flavor profile for each brand, we use one or more of the following techniques: infusion of fruit, addition of natural flavorings, blending of products, and aging in selected casks. Once the final profile is approved and quality control standards are met, we filter the liquid as needed and bottle the product.

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

Significant Customers

Sales to one customer, the Oregon Liquor Control Commission, accounted for approximately 18% and 20% of our consolidated sales for the years ended December 31, 2022 and 2021, respectively.

Sales Team

Spirits

We have a total spirits sales force of four people, who have an average of close to ten years of industry experience with premium spirits brands.

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

In addition, we have also engaged for our spirits business Park Street, a provider of back-office administrative, fulfillment, and logistical services for alcohol and beverage distributors, which services include state compliance, logistics planning, order processing, order fulfillment, distributor chargeback and bill-support management and certain accounting and reporting services. We believe, given our smaller scale, that we can leverage the outsourced services of Park Street to reduce complexity.

Craft C+P

The canning sales force is made up of four members, focusing on three regions. Their goal is to connect with and onboard new clients, as well as maintain relations and offer expanded digital can printing capabilities to current clients. The sales team provides a premium customer service experience from introductory conversations about mobile canning to the very first packaging day and beyond. Their previous experience of operating the equipment gives them deep knowledge to share with prospective customers, including trust and accountability. Our sales team is keen on strong partnerships that allow for sustainable success. We also partner with local craft beverage industry guilds and associations for creative collaborations, booth events and sponsorships.

Advertising, Marketing and Promotion

To build and sell our brands, we must effectively communicate with three distinct audiences: distributors, retail trade and end consumers. Social media, sponsorships, sampling and other promotional activities help to establish and reinforce the image of our brands, and to provide the push into the trade and pull through out of the trade that our customers demand.

We have significantly narrowed our focus on building three main brands, Burnside Whiskeys, Portland Potato Vodka and Azuñia Tequilas, across seven key markets.

In Oregon, which has the strongest distribution for Burnside Whiskeys and Portland Potato Vodka, our focus is on closing the distribution gaps and on driving consumer pull through local sponsorships.

In our six key open states where Azuñia is the lead brand, driving distribution is the main priority, In these states, we focus mostly on price promotions, point-of-sale materials, and tastings to drive trial.

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

Seasonality

Our business has historically followed the spirits industry seasonality trends with peak sales generally occurring in the fourth calendar quarter in spirits, primarily due to seasonal holiday buying. Our Craft C+P business typically has peak sales mid to late summer.

Competition

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today, we believe seven major companies dominate the market: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari-Milano S.p.A., and Rémy Cointreau S.A. These competitors have substantially greater resources than we do.

Our printing business is the only one of its kind in the Pacific Northwest. However, we compete with other can decorating companies that offer different decorating technologies. These alternative suppliers can produce can decorations at lower costs than our technology as well as at greater volumes.

The mobile canning and bottling industry is highly fragmented and very competitive. The threat of new entrants is high. Moreover, we compete at the hyper-local scale, where we have a customer base concentrated in the craft beer segment. One of our greatest threats associated with losing customers is the customer’s own growth and success. As new brewers grow, they are able to afford the investment in their own canning line. Recently, the growth of craft beer startups has slowed and this has affected the competition in our market and our ability to achieve adequate pricing.

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

Employees

As of March 31, 2023, we have 50 employees, 7 of whom are in sales and marketing, 31 in production/canning/bottling, and 12 of whom are in administration. We will continue to monitor our staffing while streamlining our operations for working capital needs.

Geographic Information

Spirits currently sells its products in 30 states. Craft C+P operates in three states.

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

RISKS RELATING TO OUR BUSINESS

We expect to continue to produce net operating losses in 2023.

We believe that we will continue to incur net losses in 2023. We also anticipate that our operating and investing cash needs may exceed our income from sales in 2023. Results of operations will depend upon numerous factors, some of which are beyond our control, including but not limited to new entrants, competitive activity, government regulations and increase in tax. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the SEC.

We may be unsuccessful monetizing spirits assets in 2023.

On December 14, 2022, we announced the intent to pursue the sale of one or more of our spirits assets. We have not concluded our process; however we may be unable to sell a spirit asset and realize substantial cash from an asset sale. We may be unable to complete a sale on favorable terms including amending certain debt provisions allowing us to use a portion of the proceeds from a sale for purposes other than debt paydown.

We may fail to secure additional capital and achieve adequate liquidity to grow and compete.

Historically, we have not generated sufficient cash from operations to finance additional capital needs, and thus we have used external sources of capital to fund operations. The source of these funds has included both private and public equity and/or debt financing. We have also raised cash from the bulk sale of whiskey. We cannot assure that additional financing will be available to us on acceptable terms or at all. If additional capital is either unavailable or cost prohibitive, our operations and growth may be limited, and we may need to change our business strategy to slow the rate of, or eliminate, our expansion or to reduce or curtail our operations. Also, any additional financing we undertake could impose covenants upon us that restrict our operating flexibility. If we issue equity securities to raise capital, our existing shareholders may experience dilution and the new securities may have rights, preferences and privileges senior to those of our common stock.

We have defaulted in repaying the Senior Convertible Notes.

On October 18, 2022, $3.4 million of Senior Convertible Notes became due and were not repaid by the Company. We received a one-time extension to November 18, 2022; however, we have not received a second extension. The Company continues to discuss extension and refinance options with the holders of the Notes, who have not exercised any of their remedial rights in the event of a default under the Notes. The Note-holders do however, reserve their rights to remediate our default under the Notes, including foreclosure on their liens on the Company’s assets. If we are unable to reach a satisfactory accommodation with the Note-holders, our secured creditors may take action, including foreclosure, that would adversely affect our business and possibly force us into liquidation.

We may be unable to effectively service and refinance debt.

We have incurred significant debt under promissory notes and inventory financing lines. Much of our debt is secured by our bulk spirits inventory and other assets, including assets in Craft C+P. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business, and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

Our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory. In 2022, we refinanced debt that had certain covenants with other facilities. While these new facilities do not have the same covenants, they include substantial restrictions that could have important consequences, including the following:

●	We may need to prematurely pay down our outstanding debt balance if the market value of our bulk spirits falls and we need to remain within our borrowing base covenants;
●	We may be more limited in our ability to execute on our strategy and have flexibility to operate or restructure our business;
●	Our cash flow from operations may be allocated to the payment of outstanding debt and not to developing and growing our brands;
●	We might not generate sufficient cash flow from operations or other sources to enable us to meet our payment obligations under the facility and to fund other liquidity needs;
●	We may be more vulnerable to economic downturns, less able to withstand competitive pressures, and less flexible in responding to changing business and economic conditions; or
●	We may be unable to incur additional debt, including for working capital, acquisitions, or other needs.

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

We must maintain adequate terms from our supply partner Agaveros Unidos de Amatitan, SA. de CV, which if not done, will likely result in deteriorating performance of our Azuñia brand.

We have a long-term exclusive agreement with Agaveros Unidos de Amatitan, SA. de CV (“Agaveros Unidos”) for the Azuñia Tequila brand. The termination of our relationship or an adverse change in the terms of our arrangement with Agaveros Unidos could have a negative impact on our business. If Agaveros Unidos increases its prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, its failure to perform satisfactorily or handle increased orders, or delays in shipping could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

Failure of our distributors to distribute our products adequately within their territories or “under-invest” in our brands could result in deteriorating operating performance.

We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors; however, failure to maintain those relationships could significantly and adversely affect our business, sales and growth. We currently distribute our spirits in 30 states.

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

We have been unsuccessful in launching new products and recent launches have negatively impacted the rate of loss.

A component of our growth strategy has been the addition of other brands that are complementary to our existing portfolio. In addition, we have launched new services and acquired new assets. Future growth requires we continue to invest in the newly acquired businesses or our growth will be limited. In addition, our entry into and expansion of our contract bottling, canning, and packaging services may not be successful, and we may not realize the benefits of these co-packing operations and may face certain risks, including safety concerns, product contamination, and equipment malfunctions or breakdowns, among other things associated with our manufacturing operations.

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

Failure to manage our relationships with suppliers

Our business depends on our ability to manage our relationships with suppliers and at times we have disputes on contracts, terms and conditions, required payments and our suppliers’ recourse. These disputes have been material at various periods. If we are unable to resolves disputes on a timely basis we could be subject to protracted litigation that would be costly to us. In addition, we, at times, have requested extended payment terms from customers due to cash flow limitations. A number of suppliers have restricted our purchasing ability to cash paid in advance, which negatively impacts us.

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

We were subject to a tax investigation of the operations by the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) for the period October 15, 2018 to September 30, 2021. In March of 2022, we received notices of violations citing ten violations at our Motherlode distilled spirits plant, six violations at our Big Bottom Distilling distilled spirits plant and eight violations at our Eastside Distilling distilled spirits plant. As a result of these violations, we are required to pay $0.3 million to the TTB and correct the violating conditions.

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

Over the past two years, we have embarked on a restructuring of operations to improve our financial performance. As a result, management has experienced a significant amount of employee turnover. In addition, we have reduced the total number of employees of the firm. This reduced headcount has negatively impacted performance in a number of ways. If this level of turnover continues, we could face operational challenges that would negatively impact financial performance.

We operate with one person as a CEO and CFO, which could have a negative impact on financial performance.

In February 2022, Eastside’s CEO resigned and Eastside’s CFO assumed both roles. Operating with a single person as both CEO and CFO adds risk to the Company’s operating performance, given the complexity of our business.

RISKS RELATED TO OUR COMMON STOCK

We no longer meet the continued listing requirements of the Nasdaq Capital Market and expect to be removed from the Market, which will reduce our ability to secure equity-based financing.

In June 2022, Nasdaq informed us that our common stock will be delisted from the Nasdaq Capital Market unless it achieves the minimum closing bid price requirement for a Nasdaq listing, which is $1.00 per share. On December 1, 2022, Nasdaq granted our request to extend our listing until May 30, 2023. At the present time, the market price of our common stock is significantly short of $1.00 per share. In addition, the financial statements included in this Report show that our shareholders’ equity no longer meets the standard of $2.5 million required for continuing listing. For these reasons, our common stock will be delisted from the Nasdaq Capital Market in the near future and will thereafter trade on the facilities of OTC Markets. Many institutional investors will not provide financing to a company that does not have a listing on Nasdaq or an exchange. Therefore, the delisting of our common stock from Nasdaq will make it more difficult for us to secure equity-based financing for our business.

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

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its audit report for the year ended December 31, 2022 an explanatory paragraph referring to our net loss from operations and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we are unable to generate sufficient cash from operations or obtain additional financing in the future, we might not be able to continue as a going concern. There are no assurances that such financing, if necessary, will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

While our derivatives are outstanding, it may be more difficult to raise additional equity capital to fund operations.

There are currently outstanding non-trading, privately issued common stock warrants to purchase shares of our common stock as well as certain debt and preferred shares that are convertible into common stock. During the terms that these derivative securities are outstanding, the holders will be given the opportunity to profit if there is a rise in the market price of our common stock. We may find it more difficult to raise additional equity capital while we have these derivatives outstanding. We might issue additional derivatives along with a future financing.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 2. PROPERTIES

We leased the following properties as of December 31, 2022:

Location	Principal Activities	Sq Ft	Lease Termination

1601 South 92nd Place, Suite A, Seattle, WA 98108	Craft C+P Operation	9,300	07/31/2023
6035 East 76th Ave., Suite G-I, Commerce City, CO 80022	Craft C+P Operation	4,500	08/01/2023
10100 SE Main St., Milwaukie, OR 97222	Distilling, Blending, Bottling, Warehousing	29,960	10/01/2023
4736 SE 24th Street, Portland, OR 97202	CBD Co-packing Operations	9,000	05/31/2026
3808 N. Sullivan Road, Spokane Valley, WA 98108	Craft C+P Operation	6,000	02/28/2027
2321 NE Argyle, Unit D, Portland, OR 97211	Craft C+P Operation / Corporate Headquarters	50,380	03/01/2027

Item 3. LEGAL PROCEEDINGS

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint seeks damages of $285,000, plus a judicial declaration, due to the Company’s failure to pay for the services. The Company believes that it paid for services rendered, and if any balance is outstanding it is minimal, and intends to defend the case vigorously.

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

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on the Nasdaq Capital Market (“Nasdaq”) under the symbol “EAST.” We have received notice that our common stock will be removed from Nasdaq on May 30, 2023, after which it will trade on the facilities of OTC Markets.

Shareholders

Our shares of common stock are issued in registered form. The registrar and transfer agent for our shares of common stock is Transfer Online, Inc. 512 SE Salmon Street, Portland, Oregon 97214 (Telephone: (503) 227-2950).

As of March 31, 2023, there were 16,532,799 shares of our common stock outstanding, which were held by 78 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Developments

During the second quarter of 2022, we commenced operations of our digital can printing facility, providing our customers with photo-realistic graphics, the ability to make label modifications at the last minute, as well as lower minimum order quantities. In addition to the increased marketing capabilities, we are offering sustainable product that is 100% recyclable, unlike the traditional craft paper adhesive labels and shrink sleeves. We believe these capabilities are important to customers in the craft beverage space and will expand the range of potential customers. During 2022, we printed almost 5 million cans and expanded our customer base substantially.

In addition, we purchased the packaging assets from a maker of wellness beverages during the second quarter of 2022 and we are contracted to be its exclusive provider of can printing and co-packing services. This asset purchase allows us to offer additional production capabilities to existing and potential canning customers.

However, we faced a number of challenges in both business segments in 2021 that have continued into 2022. Increased competition in our legacy mobile canning business, supply chain issues and restructuring activities added to performance challenges in 2021 and 2022. Moreover, a slower ramp up of digital printing resulted in substantial operating losses from the new digital printing plant. While those operating losses sequentially improved in the 2nd and 3rd quarter, our 4th quarter performance was negatively impacted by a lower backlog of printing orders than anticipated. As a result, we have yet to achieve the throughput rates needed to break even in digital printing.

Our spirits volume declined in 2022, primarily because we terminated deep discounting of Azuñia tequila in 2021. Our spirits sales were also adversely affected by our lack of available investment in marketing which impacted our other brands. Additionally, we faced challenges with distribution partners that resulted in out of stocks at retail and missed programming windows. Finally, we saw cost increases across much of our direct and indirect costs. While a substantial amount of our raw materials is owned, such as our whiskey, and not susceptible to price inflation, the prices of imported tequila and other materials such as glass increased through the year. These challenges are expected to continue into 2023. The decline in sales was partially offset by a direct sale of nearly 1,500 barrels for $4.4 million during 2022.

Craft C+P also continues to face unique challenges and opportunities:

●	In the beginning of the second quarter, we started a new business activity digitally decorating craft beverage cans. The first half of 2022 involved substantial investment and planning to launch the technology in a new Portland, Oregon based printing facility. This new initiative has helped us improve our competitive position. However, fourth quarter sales of printed cans were lower than we anticipated, so the printer is not yet operating at full capacity and this aspect of our business is not yet significantly profitable.

●	Beginning mid-year 2020 and throughout 2021, the craft beverage industry faced a shortage of aluminum cans. Domestic aluminum can manufacturers continued to make adjustments to manage a supply demand imbalance into 2022. As a result, buyers of aluminum cans continue to face uncertainties. This period of rapidly escalating prices left us at a competitive disadvantage to others that had a superior source of cans. We believe we have now sourced an adequate supply of cans to supply our current business plan.

●	Due to the can shortage, can suppliers successfully passed through price increases, which we could not immediately pass through to our customers. Recently, however, our ability to offer digital can printing has allowed us to improve our ability to pass through aluminum can price inflation.

●	Throughout 2022, Craft C+P faced workforce challenges related to retention and hiring.

Results of Operations

Overview

Year Ended December 31, 2022 Compared to the Year Ended December 31, 2021

(Dollars in thousands)	2022	2021	Variance
Sales	$14,327	$12,890	$1,437
Less customer programs and excise taxes	444	496	(52)
Net sales	13,883	12,394	1,489
Cost of sales	11,442	9,484	1,958
Gross profit	2,441	2,910	(469)
Sales and marketing expenses	2,625	2,614	11
General and administrative expenses	6,407	6,777	(370)
Loss on disposal of property and equipment	58	419	(361)
Total operating expenses	9,090	9,810	(720)
Loss from operations	(6,649)	(6,900)	251
Interest expense	(2,216)	(1,254)	(962)
Impairment loss	(7,453)	-	(7,453)
Other income	52	2,100	(2,048)
Loss from continuing operations	(16,266)	(6,054)	(10,212)
Income from discontinued operations	-	3,858	(3,858)
Net loss	(16,266)	(2,196)	(14,070)
Preferred stock dividends	(150)	(27)	(123)
Deemed dividend- warrant price protection-revaluation adjustment	-	(2,288)	2,288
Net loss attributable to common shareholders	$(16,416)	$(4,511)	$(11,905)
Gross margin	18%	23%	-5%

Segment information is as follows for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021	Variance
Spirits
Sales	$8,701	$5,672	$3,029
Net sales	8,357	5,176	3,181
Cost of sales	5,101	3,743	1,358
Gross profit	3,256	1,433	1,823
Total operating expenses	4,496	5,634	(1,138)
Net income (loss)	$(10,917)	$155	$(11,072)
Gross margin	39%	28%	11%

Craft C+P
Sales	$5,626	$7,218	$(1,592)
Net sales	5,526	7,218	(1,692)
Cost of sales	6,341	5,741	600
Gross profit	(815)	1,477	(2,292)
Total operating expenses	4,594	4,176	418
Net loss	$(5,349)	$(2,351)	$(2,998)
Gross margin	-15%	20%	-35%

Sales

Sales were $14.3 million and $12.9 million for the years ended December 31, 2022 and 2021, respectively.

Spirits

Sales increased for the year ended December 31, 2022 due to the sale of nearly 1,450 barrels for gross proceeds of $4.4 million, partially offset by weaker Azuñia volume due to a reduction in discounting and a price increase in 2021.

Craft C+P

Sales decreased for the year ended December 31, 2022 due to competitive pressure in the legacy mobile canning business. At the same time, digital printing sales in the fourth quarter were less than we anticipated, with the result that sales from digital printing did not materialize fast enough to offset the decline in mobile canning.

Customer programs and excise taxes

Customer programs and excise taxes were $0.4 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. Included among customer programs during the year ended December 31, 2022 was the discount of $0.1 million that we gave to a beverage maker that sold us its printing and canning assets.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $11.4 million and $9.5 million for the years ended December 31, 2022 and 2021, respectively.

Spirits

Cost of sales increased for the year ended December 31, 2022 due to bulk sales partially offset by lower distributor sales volume.

Craft C+P

Cost of sales increased for the year ended December 31, 2022 due to costs related to the ramp up of the digital can printer operation.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $2.4 million and $2.9 million for the years ended December 31, 2022 and 2021, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 18% and 23% for the years ended December 31, 2022 and 2021, respectively.

Spirits

Gross margin increased for the year ended December 31, 2022 primarily due to bulk spirits profits.

Craft C+P

Craft C+P’s gross margin decreased for the year ended December 31, 2022 primarily due to lower sales of services for the year ended December 31, 2022 and lower utilization of operating assets. In addition, Craft C+P launched its digital can printing business at the end of April 2022, which impacted margins. However, since we have not achieved full capacity of the printer, the costs of the ramp-up has negatively impacted gross margins.

Sales and Marketing Expenses

Sales and marketing expenses were flat at $2.6 million for both the years ended December 31, 2022 and 2021.

General and Administrative Expenses

General and administrative expenses were $6.4 million and $6.8 million for the years ended December 31, 2022 and 2021, respectively, primarily due to decreased professional fees and compensation, partially offset by increased rent as we entered into additional leases to support new business initiatives.

Impairment Loss

Impairment loss was $7.5 million for the year ended December 31, 2022 related to the Azuñia assets.

Other Income

Other income was $0.1 million for the year ended December 31, 2022 and was attributable to our co-packing asset acquisition. Other income was $2.1 million for the year ended December 31, 2021 and was attributable to the forgiveness of our loans under the U.S. government Paycheck Protection Program (“PPP Loans”) and the remeasurement of deferred consideration for the final Azuñia earn-out.

Net Income (Loss)

Net loss was $16.3 million and $2.2 million for the years ended December 31, 2022 and 2021, respectively. During 2022, we recorded $7.5 million for an impairment charge related to the Azuñia assets and $1.2 million of amortization of debt issuance costs included in interest expense. For the year ended December 31, 2021, we recorded $2.1 million of other income and income of $3.9 million from discontinued operations.

Preferred Stock Dividends

Preferred stock dividends were $0.2 million for both the years ended December 31, 2022 and 2021 and related to the Series B preferred stock dividend of 6% per annum. Dividends were paid in common stock at year end.

Deemed Dividend – Warrant Price Protection-Revaluation Adjustment

Deemed dividend – warrant price protection-revaluation adjustment was $2.3 million for the year ended December 31, 2021 and related to the exercise of outstanding warrants.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities and the repayment of debt. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as proceeds from loans and the sale of convertible debt and equity. We have been dependent on raising capital from debt and equity financings to meet our operating needs. In 2022, we also relied on the sale of bulk whiskey inventory to generate cash. During the year we sold nearly 1,500 barrels of bulk inventory. At year-end 2022, we had 1,365 barrels of whiskey remaining, which is adequate to support our 2023 business plan.

We had an accumulated deficit of $75.0 million as of December 31, 2022, having incurred a net loss of $16.3 million during the year ended December 31, 2022. The net loss, combined with a reclassification from current assets to equipment of $4.2 million in prepayments related to the digital can printer, resulted in an $6.8 million reduction in working capital. As of December 31, 2022, we had $0.7 million of cash on hand with negative working capital of $6.4 million.

During the year ended December 31, 2022, we raised $8.7 million in additional capital through debt financing and an equity raise of $0.2 million. Our ability to meet our ongoing operating cash needs over the next 12 months depends on receipt of additional financing, which in turn depends on our growing revenues and gross margins, and generating positive operating cash flow, primarily through increased sales, profitable operations, and controlling expenses. None of this is assured, as we currently anticipate recording a net loss for 2023. Our ability to obtain financing will also be hindered by the anticipated removal of our common stock from Nasdaq. If we are unable to obtain additional financing, or additional financing is not available on acceptable terms, we may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives and take other measures that could impair our ability to be successful.

We continue to make substantial investments in Craft C+P, which we believe will deliver improved results during 2023, in part due to our acquisition of a state-of-the-art digital can printer that will add incremental services and revenue.

Our cash flow results for the years ended December 31, 2022 and 2021 were as follows:

(Dollars in thousands)	2022	2021
Net cash flows provided by (used in):
Operating activities	$(0.9)	$(5.9)
Investing activities	$(2.3)	$3.2
Financing activities	$0.6	$5.2

Operating Activities

Total cash used in operating activities was $0.9 million during the year ended December 31, 2022 compared to cash used of $5.9 million during the year ended December 31, 2021. The decrease in cash used was primarily attributable to the cash generated by our bulk spirits sales, as well as increased accrued liabilities.

Investing Activities

Total cash used in investing activities was $2.3 million during the year ended December 31, 2022 representing our investment in digital can printing equipment, compared to cash provided of $3.2 million during the year ended December 31, 2021, which consisted of $3.4 million received for the Termination Agreement with RSG.

Financing Activities

Total cash provided by financing activities was $0.6 million during the year ended December 31, 2022 compared to $5.2 million during the year ended December 31, 2021. Net cash provided by financing activities during the year ended December 31, 2022 consisted primarily of net proceeds from a note payable with a related party of $4.5 million and the issuance of common stock of $0.2 million, offset by $2.8 million of principal payments of our secured credit facilities and $1.2 million of payments on principal of notes payable. Net cash flows provided by financing activities during the year ended December 31, 2021 consisted of the proceeds from the issuance of common stock of $2.4 million, proceeds from a secured credit facility of $3.3 million, and the issuance of common stock from the warrant exercise for cash, net of expenses, proceeds from the issuance of preferred stock of $2.5 million; offset by $3.7 million of principal payments of our secured credit facilities and $2.9 million of payments on principal of notes payable.

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

In connection with the preparation of our financial statements for the year ended December 31, 2022, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

Intangible Assets

On September 12, 2019, we purchased the Azuñia brand, the direct sales team, existing product inventory, supply chain relationships and contractual agreements from Intersect Beverage, LLC, an importer and distributor of tequila and related products. The Azuñia brand has been determined to have an indefinite life and will not be amortized. We do, however, on an annual basis, test the indefinite life assets for impairment. If the carrying value of the indefinite life assets are found to be impaired, then we will record an impairment loss and reduce the carrying value of the asset’s estimate the useful life of the brand and amortize the asset over the remainder of its useful life.

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

Based on our assumptions, we believe that, as of December 31, 2022, the Azuñia brand was impaired, and accordingly we recorded an impairment loss of $7.5 million.

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eastside Distilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2022, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company suffered a net loss from operations and used cash in operations, which raises substantial doubt about its ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing separate opinions on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of Intangible Assets

As discussed in Note 3 and 9 to the consolidated financial statements, the Company acquired two entities during 2019 accounted for as business combinations, which required assets and liabilities assumed to be measured at their acquisition date fair values. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

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

Houston, TX

March 31, 2023

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2022 and 2021

(Dollars in thousands, except share and per share)

	2022	2021
Assets
Current assets:
Cash	$723	$3,276
Trade receivables, net	876	1,446
Inventories	4,442	6,510
Prepaid expenses and current assets	579	2,873
Total current assets	6,620	14,105
Property and equipment, net	5,741	2,163
Right-of-use assets	2,988	3,211
Intangible assets, net	5,758	13,624
Other assets, net	369	457
Total Assets	$21,476	$33,560

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$1,728	$1,265
Accrued liabilities	1,509	833
Deferred revenue	18	-
Current portion of secured credit facilities, net of debt issuance costs	3,442	5,725
Current portion of note payable, related party	4,598	-
Current portion of notes payable	-	894
Current portion of lease liabilities	991	781
Other current liability, related party	725	-
Total current liabilities	13,011	9,498
Lease liabilities, net of current portion	2,140	2,498
Note payable, related party	92	92
Notes payable, net of current portion	7,749	8,073
Total liabilities	22,992	20,161

Commitments and contingencies (Note 15)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 35,000,000 shares authorized; 16,199,269 and 14,791,449 shares issued and outstanding as of December 31, 2022 and 2021, respectively	2	1
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding as of both December 31, 2022 and 2021	-	-
Additional paid-in capital	73,503	72,003
Accumulated deficit	(75,021)	(58,605)
Total stockholders’ equity (deficit)	(1,516)	13,399
Total Liabilities and Stockholders’ Equity	$21,476	$33,560

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2022 and 2021

(Dollars and shares in thousands, except per share)

	2022	2021

Sales	$14,327	$12,890
Less customer programs and excise taxes	444	496
Net sales	13,883	12,394
Cost of sales	11,442	9,484
Gross profit	2,441	2,910
Operating expenses:
Sales and marketing expenses	2,625	2,614
General and administrative expenses	6,407	6,777
Loss on disposal of property and equipment	58	419
Total operating expenses	9,090	9,810
Loss from operations	(6,649)	(6,900)
Other income (expense), net
Interest expense	(2,216)	(1,254)
Impairment loss	(7,453)	-
Other income	52	2,100
Total other income (expense), net	(9,617)	846
Loss before income taxes	(16,266)	(6,054)
Provision for income taxes	-	-
Net loss from continuing operations	(16,266)	(6,054)
Net income from discontinued operations	-	3,858
Net loss	(16,266)	(2,196)
Preferred stock dividends	(150)	(27)
Deemed dividend-warrant price protection-revaluation adjustment	-	(2,288)
Net loss attributable to common shareholders	$(16,416)	$(4,511)

Basic and diluted net loss per common share	$(1.07)	$(0.35)
Basic and diluted weighted average common shares outstanding	15,337	12,708

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit)

Years Ended December 31, 2022 and 2021

(Dollars and shares in thousands)

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2020	-	$-	10,382	$1	$52,985	$(54,094)	$(1,108)
Stock-based compensation	-	-	-	-	27	-	27
Issuance of common stock from warrant exercise for cash, net of expenses	-	-	900	-	2,375	-	2,375
Issuance of warrants for secured credit facility	-	-	-	-	717	-	717
Issuance of common stock for Azuñia initial earn-out	-	-	1,883	-	6,860	-	6,860
Issuance of common stock for services by third parties	-	-	217	-	425	-	425
Issuance of common stock for services by employees	-	-	96	-	205	-	205
Issuance of stock, sold for cash, net	2,500	-	1,297	-	6,088	-	6,088
Stock option exercise	-	-	5	-	6	-	6
Preferred stock dividends	-	-	11	-	27	(27)	-
Deemed dividend-warrant price protection-revaluation adjustment	-	-	-	-	2,288	(2,288)	-
Net loss	-	-	-	-	-	(2,196)	(2,196)
Balance, December 31, 2021	2,500	$-	14,791	$1	$72,003	$(58,605)	$13,399
Stock-based compensation	-	-	-	-	3	-	3
Issuance of common stock for services by third parties	-	-	579	-	315	-	315
Issuance of common stock for services by employees	-	-	170	-	205	-	205
Issuance of detachable warrants on notes payable	-	-	-	-	630	-	630
Shares issued for cash	-	-	200	1	197		198
Preferred stock dividends	-	-	459	-	150	(150)	-
Net loss	-	-	-	-	-	(16,266)	(16,266)
Balance, December 31, 2022	2,500	$-	16,199	2	$73,503	$(75,021)	$(1,516)

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2022 and 2021

(Dollars in thousands)

	2022	2021
Cash Flows From Operating Activities:
Net loss	$(16,266)	$(2,196)
Net income from discontinued operations	-	(3,858)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,520	1,237
Bad debt expense	87	(2)
Forgiveness of debt - Paycheck Protection Program	-	(1,448)
Impairment loss	7,453	-
Loss on disposal of assets	58	419
Write off of obsolete fixed assets	5	148
Inventory reserve	(47)	(45)
Remeasurement of deferred consideration	-	(750)
Amortization of debt issuance costs	1,155	327
Interest accrued to secured credit facilities	142	141
Payment of accrued interest on secured credit facilities	(149)	-
Write off of debt issuance costs	39	-
Interest accrued to notes payable, related party	98	-
Issuance of common stock in exchange for services for related parties	205	205
Issuance of common stock in exchange for services for third parties	315	425
Stock-based compensation	3	27
Changes in operating assets and liabilities:
Trade receivables, net	483	(750)
Inventories	2,114	263
Prepaid expenses and other assets	(50)	(2,776)
Right-of-use assets	992	1
Accounts payable	465	(599)
Accrued liabilities	676	(619)
Other liabilities, related party	725	(700)
Deferred revenue	18	(23)
Net lease liabilities	(918)	5
Net cash used in operating activities of continuing operations	(877)	(10,568)
Net cash provided by operating activities of discontinued operations	-	4,620
Net cash used in operating activities	(877)	(5,948)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	180	114
Purchases of property and equipment	(2,497)	(265)
Net cash used in investing activities of continuing operations	(2,317)	(151)
Net cash provided by investing activities of discontinued operations	-	3,356
Net cash provided by (used in) investing activities	(2,317)	3,205
Cash Flows From Financing Activities:
Issuance of common stock from warrant exercise for cash, net of expenses	-	2,375
Proceeds from exercise of stock options	-	3,610
Proceeds from issuance of stock	198	2,485
Proceeds from secured credit facilities	-	3,300
Proceeds from note payable, related party	8,000	-
Payments of principal on notes payable, related party	(3,500)	-
Payments of principal on secured credit facilities	(2,838)	(3,730)
Payments of principal on notes payable	(1,219)	(2,857)
Net cash provided by financing activities	641	5,183
Net increase (decrease) in cash	(2,553)	2,440
Cash at the beginning of the period	3,276	836
Cash at the end of the period	$723	$3,276

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$959	$468
Cash paid for amounts included in measurement of lease liabilities	951	717

Supplemental Disclosure of Non-Cash Financing Activity
Dividends issued	$150	$27
Issuance of detachable warrants on notes payable	$630	$-
Right-of-use assets obtained in exchange for lease obligations	$770	$1,963
Warrants issued in relation to secured credit facilities	$-	$717
Deemed dividend-warrant price protection-revaluation adjustment	$-	$2,288
Issuance of common stock pursuant to Azuñia earn-out	$-	$6,860
Issuance of notes payable pursuant to Azuñia final earn-out	$-	$7,842

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 50 people in the United States.

The Company’s spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. The Company sells products on a wholesale basis to distributors in open states and through brokers in control states.

The Company operates a mobile craft canning business that primarily services the craft beverage segment. During 2022, the Company made substantial investments to expand its product offerings to include digital can printing activities in the Pacific Northwest (together Craft Canning + Printing, “Craft C+P”). Craft C+P operates 13 mobile filling lines in Seattle, Washington; Spokane, Washington; Portland, Oregon; and Denver, Colorado. The Company now offers co-packing services in Portland, Oregon through its recent asset acquisition, allowing it to offer end-to-end production capabilities.

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

The Company had an accumulated deficit of $75.0 million as of December 31, 2022, having incurred a net loss of $16.3 million during the year ended December 31, 2022. The net loss, combined with a reclassification from current assets to equipment of $4.2 million in prepayments related to the Company’s purchase of a digital can printer, resulted in a $6.8 million reduction in working capital.

During the year ended December 31, 2022, the Company raised $8.9 million in additional capital through debt financing and an equity raise. The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

Although the Company’s audited financial statements for the year ended December 31, 2022 were prepared under the assumption that it would continue operations as a going concern, the report of its independent registered public accounting firm that accompanied the financial statements for the year ended December 31, 2022 contained a going concern explanatory paragraph in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in it.

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including, MotherLode LLC, Redneck Riviera Whiskey Co., LLC (a discontinued operation), Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging, LLC (the Company’s newly acquired fixed co-packing assets). All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $0.2 million for both the years ended December 31, 2022 and 2021.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.2 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising and marketing expenses totaled $0.7 million for both the years ended December 31, 2022 and 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of December 31, 2022, one distributor represented 15% of trade receivables. As of December 31, 2021, four wholesale customers represented 42% of trade receivables. Sales to one distributor and one wholesale customer accounted for 40% of consolidated sales for the year ended December 31, 2022. Sales to one wholesale customer accounted for 20% of consolidated sales for the year ended December 31, 2021.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of December 31, 2022 and 2021, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value as of December 31, 2022 or 2021. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of December 31, 2022 and 2021, the principal amounts of the Company’s notes approximate fair value.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of December 31, 2022 and then further performed a quantitative analysis, after which it was determined that the Azuñia assets were impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of December 31, 2022 and determined that they were not impaired.

Comprehensive Income

The Company did not have any other comprehensive income items for both the years ended December 31, 2022 and 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

Accounts Receivable Factoring Program

The Company has two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $1.2 million of invoices and incurred $12,387 in fees associated with the factoring programs during the year ended December 31, 2022. As of December 31, 2022, the Company had $0.1 million factored invoices outstanding.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

On February 2, 2021, Redneck Riviera Whiskey Co, LLC (“RRWC”) entered into a Termination and Inventory Purchase Agreement (the “Termination Agreement”) with Rich Marks, LLC, John D. Rich Tisa Trust and Redneck Spirits Group, LLC (collectively the buyers referred to as “RSG”), pursuant to which, on February 5, 2021, RRWC sold all of its inventory of Redneck Riviera, Granny Rich, and Howdy Dew distilled spirits products, including finished goods, raw materials, and barrel inventory, as well as all assignable certificates of label approval/exemption, branding, permits, and registrations relating thereto, for $4.7 million. In addition, the Company terminated its Amended and Restated License Agreement (the “License Agreement”) dated May 31, 2018 by and among Eastside, RRWC, Rich Marks, LLC, and John D. Rich TISA Trust U/A/D March 27, 2018, Dwight P. Miles, Trustee in exchange for $3.0 million. In connection with the Termination Agreement, the Company entered into a Supplier Agreement dated as of February 2, 2021 with RSG, pursuant to which the Company agreed to produce certain products and perform specified services for RSG for a six (6) month period on the terms and conditions set forth in the Supplier Agreement. The Company did not incur any penalties as a result of the termination of the License Agreement.

For the year December 31, 2021, the revenue, expenses and cash flows from retail operations and the RRWC business have been classified as discontinued operations separately from continuing operations. As of December 31, 2022, there were no assets and liabilities related to discontinued retail operations and the Redneck Riviera Spirits business.

Income and expense related to discontinued retail operations and the Redneck Riviera Spirits business were as follows for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021

Sales	$-	$283
Less customer programs and excise taxes	-	30
Net sales	-	253
Cost of sales	-	168
Gross profit	-	85
Operating expenses:
Sales and marketing expenses	-	22
General and administrative expenses	-	35
Total operating expenses	-	57
Income from operations	-	28
Other income, net
Other income	-	980
Gain on termination of license agreement	-	2,850
Total other expense, net	-	3,830
Net income	$-	$3,858

5. Business Segment Information

The Company’s internal management financial reporting consists of Eastside spirits and Craft C+P. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and brokers in control states. The Company’s principal area of operation is in the Western U.S. and has two spirits customers that represents 40% of its revenue.

Craft C+P offers digital can printing and co-packing services in Portland, Oregon allowing it to offer end-to-end production capabilities. Craft C+P operates 13 mobile lines in Washington, Oregon and Colorado.

Our CEO reviews certain financial information on a segmented basis, including internal profit and loss statements and internal analysis of gross margin. These business segments reflect how operations are managed, operating performance is evaluated and the structure of internal financial reporting. Total asset information by segment is not provided to, or reviewed by, the chief operating decision maker (“CODM”) as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 3. Spirits allocates 50% of certain general and administrative expenses to Craft C+P, which is included in the segments’ financial data below.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

Segment information was as follows for the years ended December 31, 2022 and 2021:

(Dollars in thousands)	2022	2021
Spirits
Sales	$8,701	$5,672
Net sales	8,357	5,176
Cost of sales	5,101	3,743
Gross profit	3,256	1,433
Total operating expenses	4,496	5,634
Net income (loss)	(10,917)	155
Gross margin	39%	28%

Interest expense	$3,131	$(1,203)
Depreciation and amortization	161	339
Significant noncash items:
(Gain) loss on disposal of property and equipment	(7)	298
Impairment loss	7,453	-
Forgiveness of debt - PPP	-	(1,052)
Remeasurement of deferred consideration	-	(750)
Gain on disposal of offsite inventory	-	(1,047)
Stock compensation	140	311

Craft C+P
Sales	$5,626	$7,218
Net sales	5,526	7,218
Cost of sales	6,341	5,741
Gross profit	(815)	1,477
Total operating expenses	4,594	4,176
Net loss	(5,349)	(2,351)
Gross margin	-15%	20%

Interest expense	$44	$(50)
Depreciation and amortization	1,359	898
Significant noncash items:
Gain on disposal of property and equipment	65	121
Forgiveness of debt - PPP	-	(396)
Stock compensation	12	311

Craft C+P’s gross margin decreased primarily due to lower sales of services, a change in product and service mix, and higher raw material costs. In addition, Craft C+P’s digital printer commenced operations in April 2022 and Craft C+P now bears the operating costs. Although printing revenues significantly increased through the quarter, the printer is not yet operating at full capacity.

6. Inventories

Inventories consisted of the following as of December 31:

(Dollars in thousands)	2022	2021
Raw materials	$3,127	$4,768
Finished goods	1,315	1,742
Total inventories	$4,442	$6,510

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

7. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following as of December 31:

(Dollars in thousands)	2022	2021
Prepayment of fixed assets	$346	$2,715
Prepayment of inventory	-	59
Other	233	99
Total prepaid expenses and current assets	$579	$2,873

During the year ended December 31, 2022, the Company began operations of its new digital can printer. This resulted in a decrease in prepayment of fixed assets, as the printer was reclassified to property and equipment.

8. Property and Equipment

Property and equipment consisted of the following as of December 31:

(Dollars in thousands)	2022	2021
Furniture and fixtures	$4,093	$3,779
Digital can printer	4,216	-
Leasehold improvements	1,529	1,386
Vehicles	222	814
Total cost	10,060	5,979
Less accumulated depreciation	(4,319)	(3,816)
Total property and equipment, net	$5,741	$2,163

Purchases of property and equipment totaled $2.5 million and $0.3 million for the years ended December 31, 2022 and 2021, respectively. Depreciation expense totaled $1.0 million and $0.8 million for the years ended December 31, 2022 and 2021, respectively.

During the year ended December 31, 2022, the Company disposed of fixed assets with a net book value of $0.2 million resulting in a loss on disposal of fixed assets of $0.1 million. During the year ended December 31, 2021, the Company disposed of fixed assets with a net book value of $0.5 million resulting in a loss on disposal of fixed assets of $0.4 million As a result of these disposals, the Company received funds of $0.2 million from the sales of the disposed assets. During the years ended December 31, 2022 and 2021, the Company wrote off obsolete fixed assets with a net book value of $5,270 and $0.1 million, respectively.

During the year ended December 31, 2022, the Company entered into a master equity lease agreement with Enterprise FM Trust (“Enterprise”). Per the agreement, the Company delivered to Enterprise the titles to certain vehicles, which resulted in a loss on disposal of $0.1 million. In return, the Company directly leases the vehicles from Enterprise, which will also manage the maintenance of the vehicles.

During the year ended December 31, 2022, the Company acquired the assets of a production facility for a cash payment of $0.2 million and concessions on service pricing.

9. Intangible Assets

Intangible assets consisted of the following as of December 31:

(Dollars in thousands)	2022	2021
Permits and licenses	$25	$25
Azuñia brand	4,492	11,945
Customer lists	2,895	2,895
Total intangible assets	7,412	14,865
Less accumulated amortization	(1,654)	(1,241)
Intangible assets, net	$5,758	$13,624

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.4 million for both the years ended December 31, 2022 and 2021.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of December 31, 2022, the Company determined that the Azuñia assets were impaired and recorded an impairment loss of $7.5 million.

10. Other Assets

Other assets consisted of the following as of December 31:

(Dollars in thousands)	2022	2021
Product branding	$400	$400
Deposits	256	286
Total other assets	656	686
Less accumulated amortization	(287)	(229)
Other assets, net	$369	$457

As of December 31, 2022, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $57,143 and $42,857 for the years ended December 31, 2022 and 2021, respectively.

The deposits represent office lease deposits.

11. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2022, the amount of right-of-use assets and lease liabilities were $3.0 million and $3.1 million, respectively. Aggregate lease expense for the year ended December 31, 2022 was $1.1 million, consisting of $0.3 million in operating lease expense for lease liabilities and $0.8 million in short-term lease cost.

Maturities of lease liabilities as of December 31, 2022 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2023	$1,168
2024	804
2025	795
2026	632
2027	142
Thereafter	-
Total lease payments	3,541
Less imputed interest (based on 6.7% weighted-average discount rate)	(410)
Present value of lease liability	$3,131	3.2

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

12. Notes Payable

Notes payable consisted of the following as of December 31:

(Dollars in thousands)	2022	2021

Notes payable bearing interest at 5.00%. Principal and accrued interest was payable in six equal installments on each six-month anniversary of the issuance date of January 11, 2019. The notes were secured by the security interests and subordinated to the Company’s senior indebtedness. The note was fully repaid in January 2022.	$-	$124
Promissory note payable bearing interest of 5.2%. The note had a maturity of May 2023, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest were paid in accordance with a monthly amortization schedule. The note was secured by the assets of Craft C+P. The note was fully repaid in December 2022.	-	79
Promissory note payable bearing interest of 4.45%. The note matured in May 2022. Principal and accrued interest were paid in accordance with a monthly amortization schedule. The note was secured by the assets of Craft C+P and included certain affirmative and financial covenants. The note was fully repaid in December 2022.	-	56
Promissory note payable under a revolving line of credit bearing variable interest starting at 3.25%. The note had a 15-month term with principal and accrued interest due in lump sum in January 2022. The borrowing limit was $0.5 million. The note was secured by the assets of Craft C+P and included certain affirmative and financial covenants. The note was fully repaid in September 2022.	-	500
Promissory note payable bearing interest of 4.14%. The note had a maturity of July 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest were paid in accordance with a monthly amortization schedule. The note was secured by the assets of Craft C+P. The note was fully repaid in December 2022.	-	108
Promissory note payable bearing interest of 3.91%. The note had a maturity of August 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest were paid in accordance with a monthly amortization schedule. The note was secured by the assets of Craft C+P. The note was fully repaid in December 2022.	-	167
Promissory note payable bearing interest of 3.96%. The note had a maturity of November 2024, but was accelerated to December 30, 2022 in accordance with the forbearance agreement entered into on May 24, 2022. Principal and accrued interest were paid in accordance with a monthly amortization schedule. The note was secured by the assets of Craft C+P. The note was fully repaid in December 2022.	-	182
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	7,749	7,751
Total notes payable	7,749	8,967
Less current portion	-	(894)
Long-term portion of notes payable	$7,749	$8,073

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

The Company paid $0.5 million and $0.3 million in interest on notes for the years ended December 31, 2022 and 2021, respectively.

Maturities on notes payable as of December 31, 2022 were as follows:

(Dollars in thousands)
2023	$-
2024	7,749
2025	-
2026	-
2027	-
Thereafter	-
$7,749

13. Secured Credit Facilities

Secured Line of Credit Promissory Note

On March 21, 2022, the Company entered into a Secured Line of Credit Promissory Note payable to TQLA LLC to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. On April 19, 2022 the Company borrowed the additional loan of $1.0 million. On August 4, 2022, the Note was amended and restated to increase the principal amount to $3.5 million. The Note bore interest at 9.25% and carried a commitment fee of 2.5%. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of December 31, 2022, the Company had drawn down $3.5 million of the note payable and issued 2.9 million warrants. The Company paid $0.1 million in interest during the year ended December 31, 2022. The Secured Line of Credit Promissory Note was fully repaid on October 7, 2022.

Note Purchase Agreement

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

The Aegis Note bears interest at 9.25% per annum, payable every three months. The principal amount of the Aegis Note and a Commitment Fee of $45,000 will be payable on October 6, 2023. The Company has a conditional right to twice extend the maturity date of the Aegis Note by six months upon payment on each occasion of an extension fee of one percent of the principal balance. As of December 31, 2022, the Company had accrued $0.1 million of interest expense.

The aforesaid payment by Aegis to TQLA fully satisfied the Secured Line of Credit Promissory Note that the Company issued to TQLA on March 21, 2022 and subsequently amended.

See additional discussion regarding the Secured Line of Credit Promissory Note and the Note Purchase Agreement in Note 18.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

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

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022. The Company paid $0.2 million in interest during the year ended December 31, 2022. As of December 31, 2022, the Company had accrued $0.1 million of interest expense.

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

On October 13, 2022, the Company entered into an Amendment Agreement with the holders of the 6% Secured Convertible Promissory Notes. The Amendment Agreement changed the Maturity Date of the Notes from October 18, 2022 to November 18, 2022. In consideration of the extension, the Company issued 192,306 shares of its common stock to each of the Subscribers. The Company is in discussions to further extend the maturity date.

On July 30, 2021, the Company entered into warrant exercise inducement offer letters (“Inducement Letters”) with the holders of the Existing Warrants to exercise for cash their Existing Warrants. During the year ended December 31, 2021, the Company received gross proceeds of $2.4 million on the exercise of the outstanding warrants, and recognized a deemed dividend of $2.3 million based on the Black Scholes valuation as a result of the higher strike price on the July 2021 issued warrants. See additional discussion in Note 17.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

Live Oak Loan Agreement

On January 15, 2020, the Company and its subsidiaries entered into a loan agreement (the “Loan Agreement”) between the Company and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Company and to provide funding for general working capital purposes. Under the Loan Agreement, the Lender committed to make up to two loan advances to the Company in an aggregate principal amount not to exceed the lesser of (i) $8.0 million and (ii) a borrowing base equal to 85% of the appraised value of the Company’s eligible inventory of whiskey in barrels or totes less an amount equal to all service fees or rental payments owed by the Company during the 90 day period immediately succeeding the date of determination to any warehouses or bailees holding eligible inventory (the “Loan”).

The Loan bore interest at a rate equal to the prime rate plus a spread of 2.49%, adjusted quarterly. Accrued interest was payable monthly, with the final installment of interest being due and payable on the Maturity Date. The Company was also obligated to pay a servicing fee, unused commitment fee and origination fee in connection with the Loan. The Company paid $0.1 million in interest during the year ended December 31, 2022. In February 2022, the Company paid $0.9 million of the secured credit facility with Live Oak. In June 2022, the Company paid the remaining balance of $1.9 million.

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

14. Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The provision (benefit) for income taxes for the years ended December 31, 2022 and 2021 were as follows, assuming a 21% federal effective tax rate. The Company also has a state tax rate for Oregon of 6.6% for both the years ended December 31, 2022 and 2021.

The provision of income taxes for the years ended December 31, 2022 and 2021 were as follows:

(Dollars in thousands)	2022	2021
Expected federal income tax benefit	$(3,190)	$(431)
State income taxes after credits	(1,074)	(145)
Change in allowance	4,264	576
Total provision for income taxes	$-	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

The components of the net deferred tax assets and liabilities as of December 31 consisted of the following:

(Dollars in thousands)	2022	2021
Deferred tax assets
Net operating loss carryforwards	$21,325	$16,642
Stock-based compensation	895	894
Total deferred tax assets	22,220	17,536

Deferred tax liability
Depreciation and amortization	(2,070)	(1,650)
Total deferred tax liability	(2,070)	(1,650)
Valuation Allowance	(20,150)	(15,886)
Net deferred tax assets	$-	$-

As of December 31, 2022, the Company has a cumulative net operating loss carryforward (“NOL”) of approximately $66 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2035, and the state NOLs begin to expire in 2030. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 (as amended, the Internal Revenue Code) and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

15. Commitments and Contingencies

Legal Matters

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint seeks damages of $285,000, plus a judicial declaration, due to the Company’s failure to pay for the services. The Company believes that it paid for services rendered, and if any balance is outstanding it is minimal, and intends to defend the case vigorously.

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

16. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of December 31, 2022 and 2021.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

17. Stockholders’ Equity

Issuance of Common Stock

During the year ended December 31, 2022, the Company issued 385,306 shares of common stock to directors and 96,153 shares of its common stock to each of the Subscribers of the 6% Secured Convertible Promissory Notes for stock-based compensation of $0.3 million These shares were valued using the closing share price of the Company's common stock on the date of grant, within the range of $0.28 to $0.96 per share.

On February 4, 2022, 170,000 shares were issued at $1.21 per share to the Company’s former Chief Executive Officer pursuant to his separation agreement for stock-based compensation of $0.2 million.

On April 5, 2022, the Company sold 200,000 shares of common stock to its new Chief Executive Officer for proceeds of $0.2 million based on the market price of the stock at that date.

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

On July 30, 2021, the Company entered into Inducement Letters with the holders of the Existing Warrants to exercise their Existing Warrants and purchase 900,000 shares of common stock for gross proceeds of $2.4 million.

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2022, the Company issued dividends of 460,093 shares of common stock at a VWAP of $0.33 per share. For the year ended December 31, 2021, the Company issued as dividends 10,670 shares of common stock at a VWAP of $2.57 per share.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2022 the number of shares available for grant under the 2016 Plan reset to 5,225,141 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of December 31, 2022, there were 51,752 options and 1,607,291 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of December 31, 2022, there were no options outstanding that were not issued under the Plans.

On December 7, 2021, the Company issued 5,000 shares of common stock at $1.23 per share upon the exercise of stock options for proceeds of $6,150.

A summary of all stock option activity as of and for the year ended December 31, 2022 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2021	57,586	$3.29

Options canceled	(5,834)	4.43
Outstanding as of December 31, 2022	51,752	$3.16

Exercisable as of December 31, 2022	51,585	$3.16

The aggregate intrinsic value of options outstanding as of December 31, 2022 was $0.

As of December 31, 2022, there were 167 unvested options with an aggregate grant date fair value of $66.70 per share. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which varies between immediate and three years from the grant date. The aggregate intrinsic value of unvested options as of December 31, 2022 was $0. During the year ended December 31, 2022, 3,417 options vested.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

The Company did not issue any additional options during the year ended December 31, 2022.

For the years ended December 31, 2022 and 2021, net compensation expense related to stock options was $2,926 and $0.1 million, respectively. As of December 31, 2022, the total compensation expense related to stock options not yet recognized was approximately $0.1 million, which is expected to be recognized over a weighted-average period of approximately 0.3 years.

Warrants

On March 21, 2022, the Company entered into a promissory note with TQLA LLC to accept a one year loan of $2.0 million with a conditional additional loan of $1.0 million and a conditional term extension of six months. On August 4, 2022, the Company and TQLA amended and restated the note payable to increase the line of credit by an additional $500k, to $3.5 million. The loan bears interest at 9.25% and carries a commitment fee of 2.5%. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. As of December 31, 2022, the Company had drawn down $3.5 million of the note payable and issued 2.9 million warrants. The estimated fair value of the warrants of $0.6 million was recorded as debt issuance cost and was being amortized to interest expense over the maturity period of the promissory note, with $0.6 million recorded during the year ended December 31, 2022. The note payable was fully repaid in October 2022.

The estimated fair value of the new warrants issued was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the assumptions below:

Volatility	75%
Risk-free interest rate	2.6%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$0.71

From April 19, 2021 through May 12, 2021, the Company issued in a private placement Existing Warrants to purchase up to 900,000 shares of common stock at an exercise price of $2.60 per Warrant Share. The estimated fair value of the warrants of $0.7 million was recorded as debt issuance cost and is being amortized to interest expense over the maturity period of the secured credit facility, with $0.4 million recorded during the year ended December 31, 2022.

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

A summary of all warrant activity as of and for the year ended December 31, 2022 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2021	1,256,944	4.0	$3.42	$-

Granted	2,916,667	4.3	1.20	-
Forfeited and cancelled	(140,278)	-	0.97	-
Outstanding as of December 31, 2022	4,033,333	3.8	$1.67	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2022

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

In connection with the acquisition of Azuñia Tequila from Intersect, TQLA was entitled to receive up to 93.88% of the aggregate consideration payable under the Asset Purchase Agreement. On February 10, 2021 and April 19, 2021, the Company issued 1.2 million shares and 682,669 shares, respectively, of its common stock (the “Shares”) to certain affiliates of Intersect pursuant to an Asset Purchase Agreement dated September 12, 2019 by and between the Company and Intersect in respect of the Azuñia Tequila acquisition at a weighted-average of $4.67 per share and $1.82 per share, respectively. The Shares constituted the “Fixed Shares” due to Intersect pursuant to the Asset Purchase Agreement. As of December 31, 2022, all shares held by TQLA had been sold.

On April 19, 2021, the Company issued to the owners of Intersect $7.8 million in principal amount of promissory notes as the Earnout Consideration. The loans mature in full on April 1, 2024 and accrue interest at a rate of 6.0% annually. TQLA received a total of 598,223 shares of common stock and a promissory note in the principal amount of $6.9 million. Robert Grammen received a total of 22,027 shares of the Company’s common stock and a promissory note in the principal amount of $0.1 million. The notes have a 36-month term with maturity in April 2024. In October 2021, TQLA sold its promissory note in the principal amount of $6.9 million.

On February 5, 2021, the Company paid other liabilities of $0.7 million due to Intersect and TQLA.

During 2022, the Company entered into a Secured Line of Credit Promissory Note with TQLA and amended it twice. On October 7, 2022, the Company entered into a Note Purchase Agreement with Aegis Security Insurance Company, and repaid the TQLA Note with a portion of the proceeds. Details regarding the two transactions are set forth in Note 13. TQLA LLC is owned by Stephanie Kilkenny and her husband, Patrick Kilkenny. Patrick Kilkenny is also the principal owner of Aegis Security Insurance Company.

Short-term Advance

During December 2022, LD Investments advanced the Company $0.7 million. The principal owner of LD Investments is Patrick Kilkenny.

19. Subsequent Events

Common Stock Issuance

In January 2023, the Company issued 333,527 shares of common stock under its 2016 Equity Incentive Plan. 224,999 of the shares were issued to the members of the Board of Directors as quarterly compensation and 108,528 shares were issued to employees as part of a retention bonus.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). While our initial assessment, completed on December 31, 2022 deemed internal controls effective, based upon a further evaluation of market conditions during our annual audit, which was conducted subsequent to December 31, 2022, we modified management’s initial estimates and projections used in our asset impairment in a manner that caused audit adjustments. Accordingly, management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2022 based on the COSO framework criteria since management lacked a formal policy of inputs in testing for impairment resulting in adjusting journal entries.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2022 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable.

28

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2023 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2022.

29

PART IV

Item 15. EXHIBITS

(a)(1)	Financial Statements
The following documents are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2022 and 2021
Consolidated Statements of Operations for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2022 and 2021
Consolidated Statements of Cash Flows for the Years Ended December 31, 2022 and 2021
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
(a)(3)	Exhibits
See Index to Exhibits.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 13, 2021 and filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.7	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.
4.1	Warrant dated October 26, 2021 issued to the Purchaser of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
10.1	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.2	Asset Purchase Agreement, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 12, 2019 and filed on September 16, 2019 and incorporated by reference herein.
10.3	Form of Secured Convertible Note, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated April 19, 2021 and filed on April 23, 2021 and incorporated by reference herein.
10.4	Form of Warrant, filed as Exhibit 4.1 to the Registrant’s Current Report on Form 8-K dated July 30, 2021 and filed on August 5, 2021 and incorporated by reference herein.
10.5	Note Purchase Agreement dated as of October 6, 2022 among Aegis Security Insurance Company, Eastside Distilling, Inc. and Craft Canning + Bottling LLC., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2022 and filed on October 13, 2022 and incorporated herein by reference.
10.6	Secured Promissory Note dated as of October 6, 2022 issued by Eastside Distilling, Inc. to Aegis Security Insurance Company, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2022 and filed on October 13, 2022 and incorporated herein by reference.
10.7	Exclusive Purchase Agreement dated August 16, 2019 between Agaveros Unidos de Amatitan, SA. de CV. and Intersect Beverages, LLC., filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.8	Assignment, Assumption and Consent Agreement dated September 2019 between the Company, Intersect Beverages, LLC and Agaveros Unidos de Amatitan, SA. de CV., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form10-K, filed on March 30, 2020 and incorporated by reference herein.
10.9+	Executive Employment Agreement dated June 5, 2020 between Geoffrey Gwin and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

30

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

EASTSIDE DISTILLING, INC.

By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this amended report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

Signatures	Title	Date

/s/ Geoffrey Gwin	Chief Executive Officer and Chief Financial Officer	March 31, 2023
Geoffrey Gwin

/s/ Elizabeth Levy-Navarro	Chairman of the Board	March 31, 2023
Elizabeth Levy-Navarro

/s/ Robert Grammen	Director	March 31, 2023
Robert Grammen

/s/ Stephanie Kilkenny	Director	March 31, 2023
Stephanie Kilkenny

/s/ Eric Finnsson	Director	March 31, 2023
Eric Finnsson

/s/ Joseph Giansante	Director	March 31, 2023
Joseph Giansante

31