Form 10-K/A
period 2022-12-31
Eastside Distilling, Inc.
filed 2023-04-28
CIK 1534708

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statement. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter was $10,658,219 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

As of March 31, 2023, 16,532,799 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

Audit Firm ID	Auditor Name	Auditor Location
2738	M&K CPAS, PLLC	Houston, TX

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2022 originally filed on March 31, 2023 (the “Original Filing”) by Eastside Distilling, Inc., a Nevada corporation (“Eastside,” “EAST,” the” Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2022. The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing are hereby deleted. In addition, Item 15 of Part IV is being amended solely to include currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 31, 2023:

Name	Age	Position
Geoffrey Gwin	55	Chief Executive Officer and Chief Financial Officer
Elizabeth Levy-Navarro (1)(2)(3)	60	Chairman
Eric Finnsson (1)(2)(3)	61	Director
Robert Grammen (1)(2)(3)	68	Director
Joseph Giansante	56	Director
Stephanie Kilkenny	51	Director
Amy L. Brassard	34	Corporate Secretary

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Our board of directors currently consists of five members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board may establish the authorized number of directors from time to time by resolution.

Our executive officers are each appointed by the board and serve at the board’s discretion.

There are no family relationships among our officers or directors.

Executive Officers

Geoffrey Gwin, age 55, was appointed as our Chief Executive Officer on February 1, 2022 and our Chief Financial Officer as of June 15, 2020. Mr. Gwin previously served as a member of the board of directors from August 2019 through June 2020. Mr. Gwin formed Group G Capital Partners, LLC in 2003 and has continuously managed its related strategies as its Chief Investment Officer. From June 2018 until February 2020, Mr. Gwin was a Member of Quad Capital Management Advisors, LLC and the Managing Member of Group G Capital Partners, LLC. Mr. Gwin was the Chairman of the Board and later a Board Observer of SMArtX Advisory Solutions, Inc., a private company offering technology solutions to wealth advisors, RIA’s and other financial services firms. Mr. Gwin has held positions at Symphony Asset Management, BHF-BANK Aktiengesellschaft, and Citibank, Inc. over the last three decades. Mr. Gwin holds a Bachelor of Science in Business from Wake Forest University and is a Chartered Financial Analyst.

Amy L. Brassard, age 34, was appointed as our Corporate Secretary on August 11, 2021 and joined the Company as an employee in August 2017. Ms. Brassard has served as our Director of Administration, HR and Compliance Specialist, and most recently as our Corporate Affairs Director. From October 2014 until July 2017, Ms. Brassard held the position of Equity Sales Assistant with KeyBanc Capital Markets, serving the National Equities Sales Manager. From 2011 until 2014, Ms. Brassard worked as an Employment Specialist with a non-profit and then as a Staffing Manager for a boutique staffing agency. Ms. Brassard holds a Bachelor of Science in Business from the State University of New York at Oswego.

Non-Employee Directors

Elizabeth Levy-Navarro, age 60, was appointed to our Board of Directors on March 22, 2021 and was elected to serve as Chairman of the Board on February 1, 2022. Ms. Levy-Navarro co-founded and was Chief Executive Officer of Orrington Strategies, a management consulting firm, helping consumer products and financial services executives grow their businesses and brands, from 2002 to 2017. Since 2018, she has been a corporate advisor with Summit Strategy Advisors. From 1993 to 2002, Ms. Levy-Navarro served as Practice Leader and Operating Committee Member for The Cambridge Group. Ms. Levy-Navarro led her practice helping corporate executives develop and implement business growth strategies. Ms. Levy-Navarro currently serves on the Wilshire Mutual Funds Board and the Munich Re Americas Board, a subsidiary board. She formerly served on the Burke Distributor Holdings Board, a Midwest spirits, wine, and beer distributor. Ms. Levy-Navarro earned her MBA in Finance from The Wharton School, University of Pennsylvania, and holds a BBA in Marketing from University of Michigan.

Eric Finnsson, age 61, was appointed to our Board of Directors on July 30, 2020. Since March 2019, Mr. Finnsson has served as chief financial officer of GLG Life Tech Corporation, a producer of zero calorie natural sweeteners. Prior to joining GLG Life Tech Corporation, Mr. Finnsson worked as an independent consultant, offering finance and business consulting services to start-ups and individuals investing in China. A retired audit partner, Mr. Finnsson worked for KPMG for over 25 years in Canada, Europe and China, including three years specializing in Global Risk Management in KPMG’s International Headquarters. During his time with KPMG in China, Mr. Finnsson specialized in auditing and advising large multinational groups in the food and beverages sector. Mr. Finnsson graduated from The University of British Columbia in 1987 with a major in Economics and received his designation as a Canadian Chartered Accountant in 1990.

Robert Grammen, age 68, was appointed to our Board of Directors on June 15, 2020. Since 1999, Mr. Grammen has been affiliated with EFO Management, LLC, where he currently serves as a managing director. EFO Management, LLC is a family investment office, where Mr. Grammen is responsible for the origination, analysis, structure and execution of direct debt and equity investments across a wide range of asset classes that include IT, healthcare, hospitality, spirits and real estate. Prior to joining EFO Management, LLC, Mr. Grammen served as a vice president of International Trading Group, focusing on the purchase, restructure, and sale of distressed municipal bond debt. Mr. Grammen received his Bachelor of Arts in Economics from Bethany College, Bethany, West Virginia.

Joseph Giansante, age 56, was appointed to our Board of Directors on March 28, 2022. Since March 2021, Mr. Giansante has served as the Executive Vice President of Big League Dreams, LLC. Previous to his role at Big League Dreams, Mr. Giansante was Eastside Distilling’s Chief Marketing Officer from September 2019 until November 2020, having joined the Company as part of the Azuñia Tequila asset purchase. Prior to the acquisition, Mr. Giansante was the Managing Director of Azuñia Tequila and oversaw all aspects of the operation. Prior to Azuñia, Mr. Giansante served as the Senior Vice President, Chief Marketing Officer at Vivature Sports Solutions of Dallas, Texas after a long career in collegiate sports. Mr. Giansante served as Executive Senior Associate Athletic Director and Chief Revenue Officer of Syracuse athletics, as well as Senior Associate Athletic Director for Marketing and Brand Development - External Affairs for the University of Oregon Athletic Department, where he oversaw and managed Oregon athletics’ marketing and brand identity. Prior to joining the University of Oregon, Mr. Giansante served as the Programming Executive Producer and Director of the Oregon Sports Network and CSN, and was also the Ducks’ television play-by-play voice and studio show host for a 12-year period starting in 2000, where he won two sports Emmy Awards. Mr. Giansante holds a Bachelor of Arts in Journalism from the University of Oregon.

Stephanie Kilkenny, age 51, was appointed to our Board of Directors on October 24, 2019. Ms. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. Ms. Kilkenny holds a BS Psychology from Ursinus College in Pennsylvania and relocated to California immediately upon earning her degree. She began her post-college career in Client Services at the corporate offices of Mail Boxes Etc. and as an Operations Manager at the corporate offices of Insurance Express Services. After a few years in the corporate world, Ms. Kilkenny returned to the classroom to study photography and acquire an AA Interior Design from Mesa College. She then opened her own photography and design firm, Adair Interiors, LLC. Stephanie currently serves as Board President of the Lucky Duck Foundation, a non-profit organization that has raised over $10 million dollars for various charitable organizations since Ms. Kilkenny and her husband Patrick founded it in 2005. In 2017, The Lucky Duck Foundation narrowed its focus to alleviating the suffering of San Diego County’s homeless population. Their annual Swing & Soiree event has raised over $1 million dollars per year for the past 5 years.

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

Board Diversity Matrix

Board Diversity Matrix (As of March 31, 2023)
	Female		Male
Total Number of Directors		5
Part I: Gender Identity
Directors	2		3
Part II: Demographic Background
Hispanic or Latinx	1
White	2		3
Two or More Races or Ethnicities	1

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for services rendered during the fiscal years ended December 31, 2022 and 2021.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)		All Other Compensation ($)	Total ($)
Geoffrey Gwin	2022	250,000	-	-		-	250,000
Chief Executive Officer and Chief Financial Officer, Director (Since June 15, 2020)	2021	232,692	-	6,878	(1)	-	239,570

Paul Block	2022	70,513	-	205,700	(2)	-	276,213
Chief Executive Officer, Director (resigned February 1, 2022)	2021	350,000	-	200,000	(3)	-	550,000

(1)	Mr. Gwin received a grant of 25,000 shares of common stock, which vested on January 15, 2023.
(2)	Mr. Block was issued 170,000 shares of common stock valued at $1.21 per share pursuant to his separation agreement after he resigned from the Company on February 1, 2022.
(3)	Mr. Block received a grant of the equivalent of $200,000 of RSUs, one-twelfth (1/12) of which would have been earned and vested on each of March 31, June 30, September 30 and December 31, beginning March 31, 2021 and ending December 31, 2023, if Mr. Block remained employed on the applicable vesting date. Mr. Block resigned from the Company February 1, 2022.

Employment Agreement

The Company does not have a formal severance policy or plan applicable to the executive officers as a group.

None of our executive officers is party to a written employment agreement with the Company.

Outstanding Equity Awards at 2022 Fiscal Year-End

There were no equity awards made to any of the Named Executive Officers that were outstanding as of December 31, 2022.

2022 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Elizabeth Levy-Navarro	58,625	79,525	-	138,150
Eric Finnsson	48,125	66,875	-	115,000
Robert Grammen	48,125	66,875	-	115,000
Stephanie Kilkenny	19,688	30,312	-	50,000
Joseph Giansante	19,688	14,562	-	34,250

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. To our knowledge, based solely on our review of copies of the reports filed with the SEC and the representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2022 were complied with by each person who at any time during the 2022 fiscal year was a director or an executive officer or held more than 10% of our common stock, except that Elizabeth Levy-Navarro filed late three reports, Stephanie Kilkenny filed late one report, Joseph Giansante filed late one report and Robert Grammen filed late one report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Common Stock

The following table sets forth information as of March 31, 2023 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 31, 2023, the Company had 16,532,799 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of March 31, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned
5% Stockholders:
Crater Lake Pte Ltd (2)	923,118	(3)	5.29%
Bigger Capital Fund, LP (4)
District 2 Capital Fund LP (5)	1,960,747	(6)	9.99%
TQLA, LLC	2,916,666	(7)	15.00%

Directors and Named Executive Officers
Geoffrey Gwin	444,311	(8)	2.69%
Eric Finnsson	147,575	(9)	0.88%
Stephanie Kilkenny	3,113,092	(10)	15.85%
Grammen	284,478	(11)	1.72%
Elizabeth Levy-Navarro	161,561	(12)	0.98%
Joseph Giansante	49,783		0.30%
All directors and executive officers as a group (7 persons)	4,231,200		21.53%

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 2321 NE Argyle, Unit D, Portland, Oregon 97211.

(2)	The address is 883 North Bridge Road, #06-05 Southbank, Singapore 198785.

(3)	Includes 806,451 shares of common stock issuable upon conversion of 2,500,000 shares of the Company’s Series B Preferred Stock and 116,666 shares of common stock of the registrant issuable upon exercise of warrants at an exercise price of $3.75 per share.

(4)	The address is 11434 Glowing Sunset Lane, Las Vegas, Nevada 89135.

(5)	The address is 175 West Carver Street, Huntington, New York 11743.

(6)	Bigger Capital Fund, LP and District 2 Capital Fund LP are a “group” as that term is defined by the SEC. The ownership of the group includes (a) 96,153 shares of common stock, up to 681,818 shares of common stock issuable upon conversion of convertible promissory notes and up to 409,091 shares issuable upon exercise of warrants owned by Bigger Capital Fund, LP and (b) 96,153 shares of common stock, up to 681,818 shares of common stock issuable upon conversion of convertible promissory notes and up to 409,091 shares issuable upon exercise of warrants owned by District 2 Capital Fund LP. The notes may not be converted and the warrants may not be exercised if, after giving effect to the conversion or exercise, the holder would beneficially own in excess of 9.99% of the Company’s outstanding common stock; accordingly the value stated in the table does not include 413,377 shares issuable upon full conversion. The information in this note is based on a Schedule 13G filed on February 4, 2023.

(7)	Shares issuable upon exercise of a six year warrant.at a price of $1.20 per share.

(8)	Includes 107,000 shares held by Group G Investments, LP (“Group G Investments”), the general partner of which is Group G Capital Partners, LLC. Mr. Gwin is the managing member and Chief Investment Officer of Group G Capital Partners, LLC and is also a limited partner of Group G Investments. By virtue of his roles with Group G Capital Partners, LLC, he may be deemed to be the indirect beneficial owner of Group G Investments’ portfolio securities; however, he disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(9)	Includes 5,000 shares underlying presently exercisable stock options.

(10)	Includes 145,844 shares held in Ms. Kilkenny’s capacity as trustee of the Stephanie A. Kilkenny Trust, 2,916,666 shares issuable upon exercise of warrants held by TQLA, LLC (“TQLA”), which Ms. Kilkenny, together with her spouse, owns and controls; and 27,778 warrants held directly by Patrick J. Kilkenny, Trustee of the Patrick J. Kilkenny Revocable Trust. Mr. Kilkenny is the spouse of the Reporting Person.

(11)	Includes 5,000 shares underlying presently exercisable stock options.

(12)	Includes 5,000 shares underlying presently exercisable stock options.

Series B Preferred Stock

The following table sets forth information as of March 31, 2023 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding Series B preferred stock. As of March 31, 2023, we had 2,500,000 shares of Series B preferred stock outstanding.

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

Shares of Series B preferred stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2023 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address	Number of Series B Preferred Shares Beneficially Owned	Percentage Owned
5% Stockholders:
Crater Lake Pte Ltd	2,500,000	100.00%
883 North Bridge Road #06-05 Southbank Singapore 198785

Equity Compensation Plan Information

The following table provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2022:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders (1)	51,752	$3.16	3,566,098
Equity compensation plans not approved by security holders	-	-	-
Total	51,752	$3.16	3,566,098

(1)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan was initially set at 166,667 shares, subject to adjustment. On January 1, 2017 and pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 307,139 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 192,861 shares of common stock, for a total of 500,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 8,333 shares to 200,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 8,333 shares to 200,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 8,333 shares to 200,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. On January 1, 2020, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 2,887,005 shares. On January 1, 2021, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 3,747,583 shares. On January 1, 2022, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 5,225,141 shares. The exercise price per share of each stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2022, there were 51,752 options, with a weighted-average exercise price of $3.16 per share, and 1,607,291 RSUs issued under the 2016 Plan, with vesting schedules varying between immediate and three (3) years from the grant date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2022 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of our total assets at year-end for the last two completed fiscal years and in which any related person has or will have a direct or indirect material interest, other than equity and other compensation, termination and other arrangements which are described above under the headings “Compensation of Directors” and “Executive Compensation.” As of the date of this Annual Report on Form 10-K, there are no proposed transactions as described in the foregoing sentence.

Stephanie Kilkenny

During 2022, we entered into a Secured Line of Credit Promissory Note with TQLA LLC and amended it twice for an aggregate borrowing of $3 million. On October 7, 2022, we entered into a Note Purchase Agreement with Aegis Security Insurance Company, under which we borrowed $4.5 million, and we repaid the TQLA Note with a portion of the proceeds. TQLA LLC is owned by Stephanie Kilkenny and her husband, Patrick Kilkenny. Patrick Kilkenny is also the principal owner of Aegis Security Insurance Company.

During December 2022, LD Investments loaned us $0.7 million. The principal owner of LD Investments is Patrick Kilkenny.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

M&K CPAS, PLLC (“M&K”) billed us $64,425 in fees for our 2022 annual audit and $59,000 in fees for the completion of our 2021 audit. M&K also billed $34,500 and $31,500 in fees for the review of our quarterly financial statements in 2022 and 2021, respectively.

Audit Related Fees

We paid fees to M&K for assurance and related services of $0 and $15,500 related to other SEC filings in 2022 and 2021, respectively.

Tax Fees

For the years ended December 31, 2022 and 2021, the aggregate fees billed for tax compliance by M&K were $4,500 and $4,000, respectively.

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

Exhibit No.	Description

31.2	Certification of Principal Executive Officer and Principal Financial Officer Required Under Rule 13a-14(a) and 15d-14(a) of the Securities Exchange Act of 1934, as amended.

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

Signatures	Title	Date

/s/ Geoffrey Gwin	Chief Executive Officer, Chief Financial and Accounting Officer	April 28, 2023
Geoffrey Gwin

/s/ Elizabeth Levy-Navarro	Chairman of the Board	April 28, 2023
Elizabeth Levy-Navarro

/s/ Robert Grammen	Director	April 28, 2023
Robert Grammen

/s/ Stephanie Kilkenny	Director	April 28, 2023
Stephanie Kilkenny

/s/ Eric Finnsson	Director	April 28, 2023
Eric Finnsson

/s/ Joseph Giansante	Director	April 28, 2023
Joseph Giansante