Form 10-Q
period 2023-03-31
Eastside Distilling, Inc.
filed 2023-05-12
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

Registrant’s telephone number: (971) 888-4264

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

As of May 12, 2023, 16,660,171 shares of our common stock, $0.0001 par value, were outstanding.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2023

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except shares and per share amounts)

	March 31, 2023	December 31, 2022
Assets	(Unaudited)
Current assets:
Cash	$267	$723
Trade receivables, net	860	876
Inventories	3,989	4,442
Prepaid expenses and current assets	941	579
Total current assets	6,057	6,620
Property and equipment, net	5,489	5,741
Right-of-use assets	2,698	2,988
Intangible assets, net	5,655	5,758
Other assets, net	354	369
Total Assets	$20,253	$21,476

Liabilities and Stockholders’ Equity
Current liabilities:
Accounts payable	$2,077	$1,728
Accrued liabilities	1,429	1,509
Deferred revenue	115	18
Current portion of secured credit facilities, net of debt issuance costs	3,377	3,442
Current portion of note payable, related party	4,651	4,598
Current portion of notes payable	7,749	-
Current portion of lease liabilities	870	991
Other current liability, related party	1,024	725
Total current liabilities	21,292	13,011
Lease liabilities, net of current portion	1,970	2,140
Note payable, related party	-	92
Notes payable, net of current portion	-	7,749
Total liabilities	23,262	22,992

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 35,000,000 shares authorized; 16,660,171 and 16,199,269 shares issued and outstanding as of March 31, 2023 and December 31, 2022, respectively	2	2
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding as of both March 31, 2023 and December 31, 2022	-	-
Additional paid-in capital	73,646	73,503
Accumulated deficit	(76,657)	(75,021)
Total stockholders’ equity (deficit)	(3,009)	(1,516)
Total Liabilities and Stockholders’ Equity	$20,253	$21,476

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2023 and 2022

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	2023	2022

Sales	$2,879	$3,780
Less customer programs and excise taxes	26	40
Net sales	2,853	3,740
Cost of sales	2,212	2,793
Gross profit	641	947
Operating expenses:
Sales and marketing expenses	511	647
General and administrative expenses	1,364	1,930
Loss on disposal of property and equipment	6	-
Total operating expenses	1,881	2,577
Loss from operations	(1,240)	(1,630)
Other income (expense), net
Interest expense	(329)	(406)
Other expense	(29)	-
Total other expense, net	(358)	(406)
Loss before income taxes	(1,598)	(2,036)
Provision for income taxes	-	-
Net loss	(1,598)	(2,036)
Preferred stock dividends	(38)	(38)
Net loss attributable to common shareholders	$(1,636)	$(2,074)

Basic and diluted net loss per common share	$(0.10)	$(0.14)
Basic and diluted weighted average common shares outstanding	16,475	14,901

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2023 and 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(1,598)	$(2,036)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	407	263
(Recovery of) bad debt expense	(2)	43
Loss on disposal of assets	6	-
Write off of obsolete fixed assets	54	-
Inventory reserve	(19)	(32)
Stock dividend payable	(38)	(38)
Amortization of debt issuance costs	-	180
Interest accrued to secured credit facilities	78	50
Payment of accrued interest on secured credit facilities	(142)	-
Interest accrued for amounts due to related parties	123	-
Payment of accrued interest on amounts due to related parties	(141)	-
Issuance of common stock in exchange for services of related parties	60	207
Issuance of common stock in exchange for services of third parties	83	119
Stock-based compensation	-	2
Changes in operating assets and liabilities:
Trade receivables, net	-	148
Inventories	471	457
Prepaid expenses and other assets	(390)	(924)
Right-of-use assets	290	229
Accounts payable	350	1,102
Accrued liabilities	(104)	205
Other liabilities, related party	279	-
Deferred revenue	96	-
Net lease liabilities	(291)	(111)
Net cash used in operating activities	(428)	(136)

Cash Flows From Investing Activities:
Purchases of property and equipment	(28)	(1,389)
Net cash used in investing activities	(28)	(1,389)

Cash Flows From Financing Activities:
Proceeds from note payable, related party	-	2,000
Payments of principal on secured credit facilities	-	(940)
Payments of principal on notes payable	-	(205)
Net cash provided by financing activities	-	855

Net decrease in cash	(456)	(670)
Cash at the beginning of the period	723	3,276
Cash at the end of the period	$267	$2,606

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$323	$215
Cash paid for amounts included in measurement of lease liabilities	$318	$177

Supplemental Disclosure of Non-Cash Financing Activity
Exchange of assets for services	$42	$-
Right-of-use assets obtained in exchange for lease obligations	$-	$320
Warrants issued in relation to secured credit facilities	$-	$948

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 49 people in the United States.

The Company operates a beverage packaging and services business that operates in the beverage segment. During 2022, the Company made substantial investments to expand its product offerings to include digital can printing in the Pacific Northwest (together Craft Canning + Printing, “Craft C+P”). Craft C+P operates 13 mobile filling lines in Seattle, Washington; Spokane, Washington; and Portland, Oregon. The Company also offers co-packing services in Portland, Oregon offering end-to-end production capabilities.

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

The Company had an accumulated deficit of $76.7 million as of March 31, 2023, having incurred a net loss of $1.6 million during the three months ended March 31, 2023.

The Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. In addition, the Company has been negotiating with creditors to reduce the interest burden and improve cash flow. If the Company is unable to reach an agreement with creditors or obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

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

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2023, its operating results for the three months ended March 31, 2023 and 2022 and its cash flows for the three months ended March 31, 2023 and 2022. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging, LLC (the Company’s newly acquired fixed co-packing assets) and MotherLode LLC. All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $(6,382) due to the reversal of a customer discount and $3,812 for the three months ended March 31, 2023 and 2022, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $32,136 and $40,062 for the three months ended March 31, 2023 and 2022, respectively.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising and marketing expenses totaled $0.1 million and $0.2 million for the three months ended March 31, 2023 and 2022, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of March 31, 2023, one distributor represented 9% of trade receivables. As of December 31, 2022, one distributor represented 15% of trade receivables. Sales to one distributor and one wholesale customer accounted for 37% of consolidated sales for the three months ended March 31, 2023. Sales to one distributor and one wholesale customer accounted for 40% of consolidated sales for the year ended December 31, 2022.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of March 31, 2023 and December 31, 2022, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

None of the Company’s assets or liabilities were measured at fair value as of March 31, 2023 or December 31, 2022. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of March 31, 2023 and December 31, 2022, the principal amounts of the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of March 31, 2023 and determined that they were not impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of March 31, 2023 and determined that they were not impaired.

Comprehensive Income

The Company did not have any other comprehensive income items in either the three months ended March 31, 2023 or 2022.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

Accounts Receivable Factoring Program

The Company has two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $0.1 million of invoices and incurred $12,244 in fees associated with the factoring programs during the three months ended March 31, 2023. As of March 31, 2023, the Company had $0.1 million factored invoices outstanding.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

4. Business Segment Information

The Company’s internal management financial reporting consists of Craft C+P, Eastside spirits and corporate. Craft C+P offers digital can printing and co-packing services in Portland, Oregon allowing it to offer end-to-end production capabilities. Craft C+P operates 13 mobile lines in Washington and Oregon. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and brokers in control states. The Company’s principal area of operation is in the U.S. and has two spirits customers that represents 37% of its revenue. Corporate consists of key accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

The measure of profitability reviewed is condensed statements of operations and gross margins. These business segments reflect how operations are managed, operating performance is evaluated and the structure of internal financial reporting. Total asset information by segment is not provided to, or reviewed by, the chief operating decision maker (“CODM”) as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 3.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

Segment information was as follows for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	2023	2022

Craft C+P
Sales	$1,456	$1,076
Net sales	1,477	1,076
Cost of sales	1,578	1,111
Gross profit	(101)	(35)
Total operating expenses	749	1,047
Net loss	(884)	(1,093)
Gross margin	-7%	-3%

Interest expense	$4	$11
Depreciation and amortization	368	221
Significant noncash items:
Loss on disposal of property and equipment	6	-
Stock compensation	-	205

Spirits
Sales	$1,423	$2,704
Net sales	1,376	2,664
Cost of sales	634	1,682
Gross profit	742	982
Total operating expenses	522	625
Net income	221	357
Gross margin	54%	37%

Depreciation and amortization	$39	$42
Corporate
Total operating expenses	$610	$905
Net loss	(935)	(1,300)

Interest expense	$325	$395
Significant noncash items:
Stock compensation	111	170

Craft C+P’s sales increased due to new digital printing revenues offset by lower mobile revenues. Gross margin decreased compared to the prior year as digital printing continues to ramp up and is not at sufficient capacity to offset related operating expense. The Company also incurred higher raw material costs in the quarter related to digital printing.

5. Inventories

Inventories consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Raw materials	$2,691	$3,127
Finished goods	1,298	1,315
Total inventories	$3,989	$4,442

6. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Prepayment of fixed assets	$350	$346
Prepayment of inventory	302	-
Other	289	233
Total prepaid expenses and current assets	$941	$579

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

7. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Furniture and fixtures	$4,073	$4,093
Digital can printer	4,264	4,216
Leasehold improvements	1,529	1,529
Vehicles	222	222
Total cost	10,088	10,060
Less accumulated depreciation	(4,599)	(4,319)
Total property and equipment, net	$5,489	$5,741

Purchases of property and equipment totaled $0 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2022, the Company invested $1.3 million in the digital can printer that was not in operation at quarter-end. Depreciation expense totaled $0.3 million and $0.1 million for the three months ended March 31, 2023 and 2022, respectively.

During the three months ended March 31, 2023, the Company disposed of fixed assets resulting in a loss of $5,901 and wrote off obsolete fixed assets with a net book value of $0.1 million.

8. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Permits and licenses	$25	$25
Azuñia brand	4,492	4,492
Customer lists	2,895	2,895
Total intangible assets	7,412	7,412
Less accumulated amortization	(1,757)	(1,654)
Intangible assets, net	$5,655	$5,758

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.1 million for both the three months ended March 31, 2023 and 2022.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset.

9. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022
Product branding	$400	$400
Deposits	256	256
Total other assets	656	656
Less accumulated amortization	(302)	(287)
Other assets, net	$354	$369

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

As of March 31, 2023, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $14,286 for both the three months ended March 31, 2023 and 2022.

The deposits represent office lease deposits.

10. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2023, the amount of right-of-use assets and lease liabilities were $2.7 million and $2.8 million, respectively. Aggregate lease expense for the three months ended March 31, 2023 was $0.3 million, consisting of $0.1 million in operating lease expense for lease liabilities and $0.2 million in short-term lease cost.

Maturities of lease liabilities as of March 31, 2023 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2023	$833
2024	797
2025	795
2026	632
2027	141
Thereafter	-
Total lease payments	3,198
Less imputed interest (based on 6.7% weighted-average discount rate)	(358)
Present value of lease liability	$2,840	3.29

11. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	March 31, 2023	December 31, 2022

Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	$7,749	$7,749
Total notes payable	7,749	7,749
Less current portion	(7,749)	-
Long-term portion of notes payable	$-	$7,749

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

The Company paid $0.1 million and $0.2 million in interest on notes for the three months ended March 31, 2023 and 2022, respectively.

Maturities on notes payable as of March 31, 2023 were as follows:

(Dollars in thousands)
2023	$-
2024	7,749
2025	-
2026	-
2027	-
Thereafter	-
$7,749

12. Secured Credit Facilities

Note Purchase Agreement

On October 7, 2022, the Company entered into a Note Purchase Agreement dated as of October 6, 2022 with Aegis Security Insurance Company (“Aegis”). Pursuant to the Note Purchase Agreement, Aegis purchased from the Company a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). Aegis paid for the Aegis Note by paying $3.3 million to TQLA to fully satisfy a secured line of credit promissory note that the Company issued to TQLA on March 21, 2022; and the remaining $1.2 million was paid in cash to the Company. The Company pledged substantially all of its assets to secure its obligations to Aegis under the Aegis Note.

The Aegis Note bears interest at 9.25% per annum, payable every three months. The principal amount of the Aegis Note and a Commitment Fee of $45,000 will be payable on October 6, 2023. The Company has a conditional right to twice extend the maturity date of the Aegis Note by six months upon payment on each occasion of an extension fee of one percent of the principal balance. As of March 31, 2023, the Company had accrued $0.1 million of interest expense.

See additional discussion in Note 16.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022. As of March 31, 2023, the Company had accrued $0.1 million of interest expense.

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

13. Commitments and Contingencies

Legal Matters

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint seeks damages of $285,000, plus a judicial declaration, due to the Company’s failure to pay for the services. The Company believes that it paid for services rendered and, if any balance is outstanding, it is minimal. The Company intends to defend the case vigorously.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

14. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of March 31, 2023 and December 31, 2022.

15. Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’
(Shares and dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	Equity
Balance, December 31, 2021	2,500	$-	14,791	$1	$72,003	$(58,605)	$13,399
Stock-based compensation	-	-	-	-	2	-	2
Issuance of common stock for services by third parties	-	-	125	-	119	-	119
Issuance of common stock for services by employees	-	-	170	1	206	-	207
Issuance of detachable warrants on notes payable	-	-	-	-	948	-	948
Net loss	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	(2,036)	(2,036)
Balance, March 31, 2022	2,500	$-	15,086	$2	$73,278	$(60,679)	$12,601

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	2,500	$-	16,199	$2	$73,503	$(75,021)	$(1,516)
Issuance of common stock for services by third parties	-	-	225	-	83	-	83
Issuance of common stock for services by employees	-	-	236	-	60	-	60
Preferred stock dividends	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	(1,598)	(1,598)
Balance, March 31, 2023	2,500	$-	16,660	$2	$73,646	$(76,657)	$(3,009)

Issuance of Common Stock

During the three months ended March 31, 2023, the Company issued 460,899 shares of common stock to directors and employees for stock-based compensation of $0.1 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $0.25 to $0.37 per share.

During the year ended December 31, 2022, the Company issued 385,306 shares of common stock to directors and 96,153 shares of its common stock to each of the Subscribers of the 6% Secured Convertible Promissory Notes for stock-based compensation of $0.3 million These shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $0.28 to $0.96 per share.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2022, the Company issued dividends of 460,093 shares of common stock at a VWAP of $0.33 per share. For the three months ended March 31, 2023, the Company accrued $37,500 of preferred dividends.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2022 the number of shares available for grant under the 2016 Plan reset to 5,225,141 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of March 31, 2023, there were 61,752 options and 7,115,483 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

The Company also issues, from time to time, options that are not registered under a formal option plan. As of March 31, 2023, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity as of and for the three months ended March 31, 2023 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	51,752	$3.16

Outstanding as of March 31, 2023	51,752	$3.16

Exercisable as of March 31, 2023	51,752	$3.16

The aggregate intrinsic value of options outstanding as of March 31, 2023 was $0. As of March 31, 2023, all options vested.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2023

(Unaudited)

The Company did not issue any additional options during the three months ended March 31, 2023.

For the three months ended March 31, 2023 and 2022, net compensation expense related to stock options was $0 and $1,614, respectively.

Warrants

On March 21, 2022, the Company entered into a promissory note with TQLA LLC to accept a one year loan of $3.5 million. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $1.20 per share. The note payable was fully repaid in October 2022. The common stock purchase warrant expires in March 2027.

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

On January 15, 2020, the Company and its subsidiaries entered into a loan agreement (the “Loan Agreement”) between the Company and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Company and to provide funding for general working capital purposes In connection with the Loan Agreement, the Company issued to the Lender a warrant to purchase up to 100,000 shares of the Company’s common stock at an exercise price of $3.94 per share (the “Warrant”). The Warrant expires on January 15, 2025. In connection with the issuance of the Warrant, the Company granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions.

A summary of all warrant activity as of and for the three months ended March 31, 2023 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	4,033,333	3.8	$1.67	$-

Outstanding as of March 31, 2023	4,033,333	3.8	$1.67	$-

16. Related Party Transactions

The following is a description of transactions since January 1, 2022 as to which the amount involved exceeds the lesser of $0.1 million or one percent (1%) of the average of total assets at year-end for the last two completed fiscal years, which was $0.3 million, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

During 2022, the Company entered into a Secured Line of Credit Promissory Note with TQLA LLC and amended it twice for total borrowing of $3.3 million. On October 7, 2022, the Company entered into a Note Purchase Agreement with Aegis Security Insurance Company, and repaid the TQLA Note with a portion of the $4.5 million proceeds. As of March 31, 2023, the principal balance was $4.5 million and is included in note payable, related party on the consolidated balance sheets.

Details regarding the Aegis transactions are set forth in Note 12. TQLA LLC is owned by Stephanie Kilkenny and her husband, Patrick Kilkenny. Patrick Kilkenny is also the principal owner of Aegis Security Insurance Company. Stephanie Kilkenny is a member of the Eastside Board of Directors.

Short-term Advance

During December 2022, LD Investments advanced the Company $0.7 million and an additional $0.3 million during the three months ended March 31, 2023. As of March 31, 2023, the principal balance was $1.0 million and is included in current liability, related party on the consolidated balance sheets. The principal owner of LD Investments is Patrick Kilkenny.

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

You should not place undue certainty on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause our expectations to be unfulfilled include those discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2022 entitled “Risk Factors” as well as factors we have not yet anticipated.

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in three segments. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing and canning services to the craft beverage industry in Washington and Oregon. In addition to mobile co-packing services we offer co-packing services from a single fixed site in Portland, Oregon. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 30 U.S. states. Our corporate segment consists of key accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt. We employ 49 people in the United States.

Mission-What We Do

Our mission is to source, make and deliver the best in class, end-to-end craft spirits brands and product portfolio. In addition, we offer advanced digital can printing decoration with custom graphics and co-packing services with distinct capability and craftsmanship.

Strategy

Craft C+P primarily services the craft beer, cider and kombucha beverage segments. Craft C+P offers digital can printing to customers and co-packing services, as well as operates 13 mobile lines in Seattle and Spokane, Washington; and Portland, Oregon. Our spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum and tequila. We sell our products on a wholesale basis to distributors through open states, and brokers in control states.

Our strategy is to utilize our public company stature to our advantage and position to expand our two distinct businesses – Craft C+P and Spirits. We look to grow and vertically integrate our Craft C+P business to expand our product offerings and improve our competitive position. Our spirits portfolio is to be positioned as a leading regional craft spirits provider that develops brands, expands geographic presence growing revenue and cash flow. These two segments are detailed below.

Segments

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

Mobile Canning

Our mobile canning business has locations in Washington and Oregon. We use extensive proprietary and data-driven quality control measures and a robust clean-in-place procedure in order to provide the best packaging service for our customers. We take great pride in helping local beverage producers expand their distribution reach by using our service to offer industry-top quality and branding. Our greatest asset is the unmatched expertise of our talented group of printing and packaging professionals who show up every day to go above and beyond to get the job done.

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

21

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

23

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

Recent Developments

During the first quarter of 2023, we grew sales at Craft C+P. During March 2023, we printed over one million cans in the month. Digital printing represents a growing percentage of revenue and we expect that to continue in the foreseeable future. We are continuing to restructure our business to decrease our overhead costs and general and administrative expenses.

We have supplemented cash flow with bulk spirit sales, as we have in other quarters. Spirits volumes sold through wholesale declined in the first quarter. We began a restructuring plan to lower costs and prepare the brands for reinvestment. While a substantial amount of our raw materials, such as our whiskey, is owned and not susceptible to price inflation, the prices of shipping and other materials, such as glass, increased through 2022. These challenges are expected to continue through 2023. The decline in sales was partially offset by direct sales of 250 barrels for $0.6 million during 2023.

Results of Operations

Overview

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

(Dollars in thousands)	2023	2022	Variance
Sales	$2,879	$3,780	$(901)
Less customer programs and excise taxes	26	40	(14)
Net sales	2,853	3,740	(887)
Cost of sales	2,212	2,793	(581)
Gross profit	641	947	(306)
Sales and marketing expenses	511	647	(136)
General and administrative expenses	1,364	1,930	(566)
Loss on disposal of property and equipment	6	-	6
Total operating expenses	1,881	2,577	(696)
Loss from operations	(1,240)	(1,630)	390
Interest expense	(329)	(406)	77
Other expense	(29)	-	(29)
Net loss	(1,598)	(2,036)	438
Preferred stock dividends	(38)	(38)	1
Net loss attributable to common shareholders	$(1,636)	$(2,074)	$439
Gross margin	22%	25%	-3%

Segment information is as follows for the three months ended March 31, 2023 and 2022:

(Dollars in thousands)	2023	2022	Variance
Craft C+P
Sales	$1,456	$1,076	$380
Net sales	1,477	1,076	401
Cost of sales	1,578	1,111	467
Gross profit	(101)	(35)	(66)
Total operating expenses	749	1,047	(298)
Net loss	$(884)	$(1,093)	$209
Gross margin	-7%	-3%	-4%
Spirits
Sales	$1,423	$2,704	$(1,281)
Net sales	1,376	2,664	(1,288)
Cost of sales	634	1,682	(1,048)
Gross profit	742	982	(240)
Total operating expenses	522	625	(103)
Net income	$221	$357	$(136)
Gross margin	54%	37%	17%

Corporate
Total operating expenses	$610	$905	$(295)
Net loss	$(935)	$(1,300)	$365

Sales

Sales were $2.9 million and $3.8 million for the three months ended March 31, 2023 and 2022, respectively.

Craft C+P

Sales increased for the three month ended March 31, 2023 due to digital can printing sales, partially offset by soft mobile canning sales.

Spirits

We sold 250 barrels for gross proceeds of $0.6 million for the three months ended March 31, 2023 and 798 barrels for gross proceeds of $1.5 million for the three months ended March 31, 2022. In addition, sales decreased on a quarter-to-quarter basis in the three months ended March 31, 2023, due to two large one-time inventory sales for the three months ended March 31, 2022.

Customer programs and excise taxes

Customer programs and excise taxes were flat from March 31, 2022.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $2.2 million and $2.8 million for the three months ended March 31, 2023 and 2022, respectively.

Craft C+P

Cost of sales increased for the three month ended March 31, 2023 due to inventory costs, scrap related to the printer and printer depreciation, partially offset by decreased labor costs.

Spirits

Cost of sales decreased for the three month ended March 31, 2023 due to bulk sales and two large one-time inventory sales in the first quarter of 2022.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $0.6 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 22% and 25% for the three months ended March 31, 2023 and 2022, respectively.

Craft C+P

Craft C+P’s gross margin decreased for the three month ended March 31, 2023 primarily due to the high cost of goods sold.

Spirits

Gross margin increased for the three month ended March 31, 2023 primarily due to bulk spirits profits.

Sales and Marketing Expenses

Sales and marketing expenses were $0.5 million and $0.6 million for the three months ended March 31, 2023 and 2022, respectively, due to lower marketing costs.

General and Administrative Expenses

General and administrative expenses were $1.4 million and $1.9 million for the three months ended March 31, 2023 and 2022, respectively, primarily due to decreased professional fees and compensation.

Net Income (Loss)

Net loss was $1.6 million and $2.0 million for the three months ended March 31, 2023 and 2022, respectively. The primary reason for the reduction in net loss was that decreased barrels sales during the three months ended March 31, 2023 were offset by decreased operating expenses.

Preferred Stock Dividends

Preferred stock dividends were $37,500 for both the three months ended March 31, 2023 and 2022 and related to the Series B preferred stock dividend of 6% per annum.

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

We had an accumulated deficit of $76.7 million as of March 31, 2023, having incurred a net loss of $1.6 million during the three month ended March 31, 2023. As of March 31, 2023, we had $0.3 million of cash on hand with negative working capital of $15.2 million.

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

Our cash flow results for the three months ended March 31, 2023 and 2022 were as follows:

(Dollars in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$(0.4)	$(0.1)
Investing activities	$-	$(1.4)
Financing activities	$-	$0.9

Operating Activities

Total cash used in operating activities was $0.4 million during the three month ended March 31, 2023 compared to $0.1 million during the three month ended March 31, 2022. The increase in cash used was primarily attributable to the cash generated by our bulk spirits sales in the first quarter of 2022.

Investing Activities

Total cash used in investing activities was $1.4 million during the three months ended March 31, 2022 representing our investment in digital can printing equipment that was not operational until the second quarter of 2022. Our investing activities in the three months ended March 31, 2023 were negligible.

Financing Activities

Total cash provided by financing activities was $0.9 million during the three months ended March 31, 2022 consisted of the proceeds from a note payable with a related party of $2.0 million; offset by $0.9 million of principal payments of our secured credit facilities and $0.2 million of payments on principal of notes payable. There was no financing activity during the three months ended March 31, 2023.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2023, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

As of December 31, 2022, as a result of the review described above, we found the Azuñia brand to be impaired and reduced its carrying cost by $7.5 million.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of March 31, 2023.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint seeks damages of $285,000, plus a judicial declaration, due to the Company’s failure to pay for the services. The Company believes that it paid for services rendered and, if any balance is outstanding, it is minimal. The Company intends to defend the case vigorously.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2023 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the first quarter of fiscal year 2023.

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

EASTSIDE DISTILLING, INC.

Date: May 12, 2023	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: May 12, 2023	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

