Form 10-Q
period 2023-06-30
Eastside Distilling, Inc.
filed 2023-08-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 14, 2023, 1,109,176 shares of our common stock, $0.0001 par value, were outstanding.

NOTE REGARDING REVERSE STOCK SPLIT

On May 15, 2023, Eastside Distilling, Inc. implemented a one-for-twenty reverse split of its common stock. To facilitate comparative analysis, all statements in this Report regarding numbers of shares of common stock and all references to prices of a share of common stock, if referencing events or circumstances occurring prior to May 15, 2023, have been modified to reflect the effect of the reverse stock split on a pro forma basis.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2023

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except shares and per share amounts)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$839	$723
Trade receivables, net	926	876
Inventories	3,610	4,442
Prepaid expenses and current assets	768	579
Total current assets	6,143	6,620
Property and equipment, net	5,156	5,741
Right-of-use assets	2,492	2,988
Intangible assets, net	5,576	5,758
Other assets, net	340	369
Total Assets	$19,707	$21,476

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,363	$1,728
Accrued liabilities	1,481	1,509
Deferred revenue	154	18
Current portion of secured credit facilities, net of debt issuance costs	3,513	3,442
Current portion of note payable, related party	4,654	4,598
Current portion of notes payable	7,749	-
Current portion of lease liabilities	803	991
Other current liability, related party	1,224	725
Total current liabilities	21,941	13,011
Lease liabilities, net of current portion	1,804	2,140
Note payable, related party	-	92
Notes payable, net of current portion	-	7,749
Total liabilities	23,745	22,992

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,750,000 shares authorized; 968,176 and 809,963 shares issued and outstanding as of June 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 shares issued and outstanding as of both June 30, 2023 and December 31, 2022	-	-
Additional paid-in capital	74,299	73,505
Accumulated deficit	(78,337)	(75,021)
Total stockholders’ equity (deficit)	(4,038)	(1,516)
Total Liabilities and Stockholders’ Equity (Deficit)	$19,707	$21,476

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2023 and 2022

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Sales	$2,757	$5,123	$5,636	$8,903
Less customer programs and excise taxes	96	266	122	306
Net sales	2,661	4,857	5,514	8,597
Cost of sales	2,635	3,405	4,847	6,198
Gross profit	26	1,452	667	2,399
Operating expenses:
Sales and marketing expenses	369	729	880	1,376
General and administrative expenses	1,194	1,748	2,558	3,678
(Gain) loss on disposal of property and equipment	(135)	101	(129)	101
Total operating expenses	1,428	2,578	3,309	5,155
Loss from operations	(1,402)	(1,126)	(2,642)	(2,756)
Other income (expense), net
Interest expense	(326)	(762)	(655)	(1,168)
Other income	85	100	56	100
Total other income (expense), net	(241)	(662)	(599)	(1,068)
Loss before income taxes	(1,643)	(1,788)	(3,241)	(3,824)
Provision for income taxes	-	-	-	-
Net loss	(1,643)	(1,788)	(3,241)	(3,824)
Preferred stock dividends	(37)	(36)	(75)	(75)
Net loss attributable to common shareholders	$(1,680)	$(1,824)	$(3,316)	$(3,899)

Basic net loss per common share	$(1.96)	$(2.39)	$(3.94)	$(5.16)
Basic weighted average common shares outstanding	856	764	841	755

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2023 and 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(3,241)	$(3,824)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities
Depreciation and amortization	817	686
Bad debt expense	9	28
Other income	(25)	-
(Gain) loss on disposal of assets	(129)	101
Inventory reserve	(17)	(32)
Stock dividend payable	(75)	(75)
Amortization of debt issuance costs	-	673
Interest accrued to secured credit facilities	158	17
Payment of accrued interest on secured credit facilities	(117)	-
Interest accrued for amounts due to related parties	247	-
Payment of accrued interest on amounts due to related parties	(243)	-
Issuance of common stock in exchange for services of related parties	60	206
Issuance of common stock in exchange of services of third parties	83	230
Stock-based compensation	-	3
Changes in operating assets and liabilities:
Trade receivables, net	50	166
Inventories	848	1,311
Prepaid expenses and other assets	(216)	(233)
Right-of-use assets	497	470
Accounts payable	637	300
Accrued liabilities	(51)	573
Other liabilities, related party	458	-
Deferred revenue	136	22
Net lease liabilities	(525)	(351)
Net cash (used in) provided by operating activities	(639)	271
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	146	12
Purchases of property and equipment	(73)	(2,497)
Net cash provided by (used in) investing activities	73	(2,485)
Cash Flows From Financing Activities:
Proceeds from issuance of stock	651	197
Proceeds from secured credit facilities	31	-
Proceeds from note payable, related party	-	3,000
Payments of principal on secured credit facilities	-	(2,949)
Payments of principal on notes payable	-	(287)
Net cash provided by (used in) financing activities	682	(39)
Net increase (decrease) in cash	116	(2,253)
Cash at the beginning of the period	723	3,276
Cash at the end of the period	$839	$1,023

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$441	$593
Cash paid for amounts included in measurement of lease liabilities	$687	$475

Supplemental Disclosure of Non-Cash Financing Activity
Issuance of detachable warrants on notes payable	$-	$1,454
Right-of-use assets obtained in exchange for lease obligations	$-	$478
Exchange of assets for services	$42	$-
Future proceeds related to installment sales of equipment	$128	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

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

The Company had an accumulated deficit of $78.3 million as of June 30, 2023, having incurred a net loss of $3.2 million during the six months ended June 30, 2023.

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

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2023, its operating results for the three and six months ended June 30, 2023 and 2022 and its cash flows for the six months ended June 30, 2023 and 2022. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging, LLC (the Company’s newly acquired fixed co-packing assets) and MotherLode LLC. All intercompany balances and transactions have been eliminated on consolidation.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $55,852 and $0.1 million for the six months ended June 30, 2023 and 2022, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $65,735 and $0.2 million for the six months ended June 30, 2023 and 2022, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising and marketing expenses totaled $0.1 million and $0.4 million for the six months ended June 30, 2023 and 2022, respectively.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of June 30, 2023, two distributors represented 27% of trade receivables. As of December 31, 2022, one distributor represented 15% of trade receivables. Sales to one distributor and one wholesale customer accounted for 27% of consolidated sales for the six months ended June 30, 2023. Sales to one distributor and one wholesale customer accounted for 49% of consolidated sales for the six months ended June 30, 2022.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of June 30, 2023 and December 31, 2022, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

None of the Company’s assets or liabilities were measured at fair value as of June 30, 2023 or December 31, 2022. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of June 30, 2023 and December 31, 2022, the principal amounts of the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of June 30, 2023 and determined that they were not impaired.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of June 30, 2023 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

Comprehensive Income

The Company did not have any other comprehensive income items in either the six months ended June 30, 2023 or 2022.

Accounts Receivable Factoring Program

The Company has two accounts receivable factoring programs. One for its spirits customers (the “spirits program”) and another for its co-packing customers (the “co-packing program”). Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $0.7 million of invoices and incurred $20,821 in fees associated with the factoring programs during the six months ended June 30, 2023. As of June 30, 2023, the Company had $0.1 million factored invoices outstanding.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

4. Business Segment Information

The Company’s internal management financial reporting consists of Craft C+P, Eastside spirits and corporate. Craft C+P offers digital can printing and co-packing services in Portland, Oregon allowing it to offer end-to-end production capabilities. Craft C+P operates 13 mobile lines in Washington and Oregon. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and brokers in control states. The Company’s principal area of operation is in the U.S. and has two spirits customers that represents 27% of its revenue. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

Segment information was as follows for the six months ended June 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Craft C+P
Sales	$3,405	$2,505
Net sales	3,381	2,405
Cost of sales	3,545	2,809
Gross profit	(164)	(404)
Total operating expenses	1,314	1,947
Net loss	(1,462)	(2,272)
Gross margin	-5%	-17%

Interest expense	$8	$21
Depreciation and amortization	740	604
Significant noncash items:
(Gain) loss on disposal of property and equipment	(132)	113
Stock compensation	-	102

Spirits
Sales	$2,231	$6,398
Net sales	2,133	6,192
Cost of sales	1,302	3,389
Gross profit	831	2,803
Total operating expenses	880	1,347
Net income (loss)	(17)	1,456
Gross margin	39%	45%

Depreciation and amortization	$77	$82
Significant noncash items:
(Gain) loss on disposal of property and equipment	3	(12)

Corporate
Total operating expenses	$1,115	$1,861
Net loss	(1,762)	(3,008)

Interest expense	$647	$1,147
Significant noncash items:
Stock compensation	166	418

Craft C+P’s sales increased due to new digital printing revenues offset by lower mobile revenues. Negative gross margin decreased compared to the prior year due to digital can printing volumes. The Company also incurred higher raw material costs in the quarter related to digital printing.

Spirits’ sales in 2022 included bulk inventory sales of $4.2 million. During the six months ended June 30, 2023, the Company undertook restructuring actions to reduce volumes in unprofitable market segments and incrementally restricting actions to lower production costs and improve profitability.

5. Inventories

Inventories consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Raw materials	$2,551	$3,127
Finished goods	1,059	1,315
Total inventories	$3,610	$4,442

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

6. Prepaid Expenses and Current Assets

Prepaid expenses and current assets consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Prepayment of fixed assets	$350	$346
Prepayment of inventory	157	-
Other	261	233
Total prepaid expenses and current assets	$768	$579

7. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Furniture and fixtures	$3,810	$4,093
Digital can printer	4,302	4,216
Leasehold improvements	1,529	1,529
Vehicles	752	222
Total cost	10,393	10,060
Less accumulated depreciation	(5,237)	(4,319)
Total property and equipment, net	$5,156	$5,741

Purchases of property and equipment totaled $0.1 million and $2.5 million for the six months ended June 30, 2023 and 2022, respectively. Depreciation expense totaled $0.6 million and $0.5 million for the six months ended June 30, 2023 and 2022, respectively.

During the six months ended June 30, 2023, the Company disposed of fixed assets for proceeds of $0.3 million, including future proceeds of installment sales of $0.1 million, with a net book value of $0.2 million resulting in a gain of $0.1 million. During the six months ended June 30, 2022, the Company disposed of fixed assets with a net book value of $0.1 million resulting in a loss on disposal of fixed assets of $0.1 million.

During the six months ended June 30, 2022, the Company entered into a master equity lease agreement with Enterprise FM Trust (“Enterprise”). Per the agreement, the Company delivered to Enterprise the titles to certain vehicles resulting in a loss on disposal of $0.1 million, which is included in the $0.1 million loss from 2022 above. In return, the Company directly leased the vehicles from Enterprise, which also managed the maintenance of the vehicles. In April 2023, the master equity lease agreement matured and the titles to the vehicles were returned to the Company, which resulted in a gain on disposal of $0.1 million, which is included in the $0.1 million gain from 2023 above.

8. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Permits and licenses	$25	$25
Azuñia brand	4,517	4,492
Customer lists	2,895	2,895
Total intangible assets	7,437	7,412
Less accumulated amortization	(1,861)	(1,654)
Intangible assets, net	$5,576	$5,758

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.2 million for both the six months ended June 30, 2023 and 2022.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset.

9. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022
Product branding	$400	$400
Deposits	256	256
Total other assets	656	656
Less accumulated amortization	(316)	(287)
Other assets, net	$340	$369

As of June 30, 2023, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $28,571 for both the six months ended June 30, 2023 and 2022.

The deposits represent office lease deposits.

10. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2023, the amount of right-of-use assets and lease liabilities were $2.5 million and $2.6 million, respectively. Aggregate lease expense for the six months ended June 30, 2023 was $0.7 million, consisting of $0.7 million in operating lease expense for lease liabilities and $2,385 million in short-term lease cost.

Maturities of lease liabilities as of June 30, 2023 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2023	$568
2024	821
2025	805
2026	632
2027	142
Thereafter	-
Total lease payments	2,968
Less imputed interest (based on 6.7% weighted-average discount rate)	(361)
Present value of lease liability	$2,607	3.17

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

11. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	June 30, 2023	December 31, 2022

Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	$7,749	$7,749
Total notes payable	7,749	7,749
Less current portion	(7,749)	-
Long-term portion of notes payable	$-	$7,749

The Company paid $0.1 million and $0.8 million in interest on notes for the six months ended June 30, 2023 and 2022, respectively.

Maturities on notes payable as of June 30, 2023 were as follows:

(Dollars in thousands)
2023	$-
2024	7,749
2025	-
2026	-
2027	-
Thereafter	-
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

The Aegis Note bears interest at 9.25% per annum, payable every three months. The principal amount of the Aegis Note and a Commitment Fee of $45,000 will be payable on October 6, 2023. The Company has a conditional right to twice extend the maturity date of the Aegis Note by six months upon payment on each occasion of an extension fee of one percent of the principal balance. As of June 30, 2023, the Company had accrued $0.2 million of interest expense.

See additional discussion in Note 16.

6% Secured Convertible Promissory Notes

On April 19, 2021, the Company entered into a securities purchase agreement (“Purchase Agreement”) with accredited investors (“Subscribers”) for their purchase of up to $3.3 million of principal amount of 6% secured convertible promissory notes of the Company (“Note” or “Notes”), which notes are convertible into shares (“Conversion Shares”) of the Company’s common stock, par value $0.0001 per share pursuant to the terms and conditions set forth in the Notes with an initial conversion price of $44.00. In connection with the purchase of such Notes, each Subscriber received a warrant (“Existing Warrant”), to purchase a number of shares of common stock (“Warrant Shares”) equal to 60% of the principal amount of any Note issued to such Subscriber divided by the conversion price of the Note issued to such Subscriber, at an exercise price equal to $52.00. In connection with the Purchase Agreement, the Company entered into a Security Agreement under which it granted the Subscribers a security interest in certain assets of the Company (the “Security Agreement”) and a Registration Rights Agreement under which the Company agreed to register for resale the Conversion Shares and the Warrant Shares. Concurrently therewith, the Company and the investors closed $3.3 million of the private offering.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

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

Interest on the Notes accrues at a rate of 6% per annum and is payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022. As of June 30, 2023, the Company had accrued $0.2 million of interest expense.

All amounts due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into the Company’s common stock at a fixed conversion price, which is subject to adjustment as summarized below. The Notes were initially convertible into the Company’s common stock at an initial fixed conversion price of $44.00 per share. This conversion price is subject to adjustment for stock splits, combinations, or similar events, among other adjustments. On April 1, 2022, the Company and the holders agreed to a reduction of the conversion price of the 6% secured convertible promissory notes to $26.00 per share in connection with the Company’s issuance of a common stock purchase warrant to TQLA covering its loan amount of $3.5 million with a common stock value of $24.00 per share.

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

On October 13, 2022, the Company entered into an Amendment Agreement with the holders of the 6% Secured Convertible Promissory Notes. The Amendment Agreement changed the Maturity Date of the Notes from October 18, 2022 to November 18, 2022. In consideration of the extension, the Company issued 4,808 shares of its common stock to each of the Subscribers. The Company is in discussions to further extend the maturity date.

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

June 30, 2023

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

14. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of June 30, 2023 and December 31, 2022.

15. Stockholders’ Equity

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
(Shares and dollars in thousands)	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	2,500	$-	740	$-	$72,004	$(58,605)	$13,399
Stock-based compensation	-	-	-	-	2	-	2
Issuance of common stock for services by third parties	-	-	6	-	119	-	119
Issuance of common stock for services by employees	-	-	8	-	207	-	207
Issuance of detachable warrants on notes payable	-	-	-	-	948	-	948
Preferred stock dividends	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	(2,036)	(2,036)
Balance, March 31, 2022	2,500	$-	754	$-	$73,280	$(60,679)	$12,601
Stock-based compensation	-	-	-	-	-	-	-
Issuance of common stock for services by third parties	-	-	8	-	111	-	111
Issuance of common stock for services by employees	-	-	1	-	-	-	-
Issuance of detachable warrants on notes payable	-	-	-	-	506	-	506
Shares issued for cash	-	-	10	-	197	-	197
Preferred stock dividends	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(1,788)	(1,788)
Balance, June 30, 2022	2,500	$-	773	$-	$74,094	$(62,504)	$11,590

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	2,500	$-	810	$-	$73,505	$(75,021)	$(1,516)
Issuance of common stock for services by third parties	-	-	11	-	83	-	83
Issuance of common stock for services by employees	-	-	12	-	60	-	60
Preferred stock dividends	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	(1,598)	(1,598)
Balance, March 31, 2023	2,500	$-	833	$-	$73,648	$(76,657)	$(3,009)
Issuance of common stock for services by third parties	-	-	-	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	-	-	-
Shares issued for cash	-	-	135	-	651	-	651
Preferred stock dividends	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(1,643)	(1,643)
Balance, June 30, 2023	2,500	$-	968	$-	$74,299	$(78,337)	$(4,038)

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

Reverse Stock Split

All shares and per share information in these financial statements has been adjusted to give effect to the 1-for-20 reverse stock split of the Company’s common stock effected on May 12, 2023.

Issuance of Common Stock

During the six months ended June 30, 2023, the Company issued 23,045 shares of common stock to directors and employees for stock-based compensation of $0.1 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $5.01 to $7.40 per share.

During the six months ended June 30, 2023, the Company sold 135,167 shares of common stock for net proceeds of $0.6 million in at-the-market public placements.

During the year ended December 31, 2022, the Company issued 19,265 shares of common stock to directors and 4,808 shares of its common stock to each of the Subscribers of the 6% Secured Convertible Promissory Notes for stock-based compensation of $0.3 million These shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $5.60 to $19.20 per share.

On April 5, 2022, the Company sold 10,000 shares of common stock to its Chief Executive Officer for proceeds of $0.2 million based on the market price of the stock at that date.

On February 4, 2022, 8,500 shares were issued at $24.20 per share to the Company’s former Chief Executive Officer pursuant to his separation agreement for stock-based compensation of $0.2 million.

Issuance of Series B Preferred Stock

On October 19, 2021, Company entered into a securities purchase agreement (“Purchase Agreement”) with an accredited investor (“Subscriber”) for its purchase of 2.5 million shares (“Preferred Shares”) of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a purchase price of $1.00 per Preferred Share, which Preferred Shares are convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series B Preferred Stock of the Company with an initial conversion price of $62.00 per share. 42,500 shares of common stock were reserved for issuance in the event of conversion of the Preferred Shares.

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2022, the Company issued dividends of 23,005 shares of common stock at a VWAP of $6.60 per share. For both the six months ended June 30, 2023 and 2022, the Company accrued $75,000 of preferred dividends.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2022 the number of shares available for grant under the 2016 Plan reset to 261,257 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of June 30, 2023, there were 2,487 options and 355,774 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

The Company also issues, from time to time, options that are not registered under a formal option plan. As of June 30, 2023, there were no options outstanding that were not issued under the Plans.

A summary of all stock option activity as of and for the six months ended June 30, 2023 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	2,587	$63.20

Options canceled	(100)	91.40
Outstanding as of June 30, 2023	2,487	$62.07

Exercisable as of June 30, 2023	2,487	$62.07

The aggregate intrinsic value of options outstanding as of June 30, 2023 was $0. As of June 30, 2023, all options vested.

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

The Company did not issue any additional options during the six months ended June 30, 2023.

For the six months ended June 30, 2023 and 2022, net compensation expense related to stock options was $0 and $2,859, respectively.

Warrants

On March 21, 2022, the Company entered into a promissory note with TQLA LLC to accept a one year loan of $3.5 million. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with a common stock value of $24.00 per share. The note payable was fully repaid in October 2022. The common stock purchase warrant expires in March 2027.

From April 19, 2021 through May 12, 2021, the Company issued in a private placement Existing Warrants to purchase up to 45,000 shares of common stock at an exercise price of $52.00 per Warrant Share. On July 30, 2021, the Company entered into Inducement Letters with the holders of the Existing Warrants whereby such holders agreed to exercise for cash their Existing Warrants to purchase the 45,000 Warrant Shares in exchange for the Company’s agreement to issue new warrants (the “New Warrants”) to purchase up to 45,000 shares of common stock (the “New Warrant Shares”). The New Warrants have substantially the same terms as the Existing Warrants, except that the New Warrants have an exercise price of $60.00 per share and are exercisable until August 19, 2026.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2023

(Unaudited)

On January 15, 2020, the Company and its subsidiaries entered into a loan agreement (the “Loan Agreement”) between the Company and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of the Company and to provide funding for general working capital purposes In connection with the Loan Agreement, the Company issued to the Lender a warrant to purchase up to 5,000 shares of the Company’s common stock at an exercise price of $78.80 per share (the “Warrant”). The Warrant expires on January 15, 2025. In connection with the issuance of the Warrant, the Company granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions.

A summary of all warrant activity as of and for the six months ended June 30, 2023 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	201,667	3.8	$33.40	$-

Outstanding as of June 30, 2023	201,667	3.8	$33.40	$-

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

During 2022, the Company entered into a Secured Line of Credit Promissory Note with TQLA LLC and amended it twice for total borrowing of $3.3 million. On October 7, 2022, the Company entered into a Note Purchase Agreement with Aegis Security Insurance Company, and repaid the TQLA Note with a portion of the $4.5 million proceeds. As of June 30, 2023, the principal balance was $4.5 million and is included in note payable, related party on the consolidated balance sheets.

Details regarding the Aegis transactions are set forth in Note 12. TQLA LLC is owned by Stephanie Kilkenny and her husband, Patrick Kilkenny. Patrick Kilkenny is also the principal owner of Aegis Security Insurance Company. Stephanie Kilkenny is a member of the Eastside Board of Directors.

Short-term Advance

During December 2022, LD Investments advanced the Company $0.7 million and an additional $0.5 million during the six months ended June 30, 2023. As of June 30, 2023, the principal balance was $1.2 million and is included in other current liability, related party on the consolidated balance sheets. The principal owner of LD Investments is Patrick Kilkenny.

17. Subsequent Events

In July 2023, the Company sold 141,000 shares of common stock for net proceeds of $0.6 million in at-the-market public placements.

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

Segments

Craft Canning + Printing

Digital Can Printing

In April 2022, we initiated operations of an innovative digital can printing facility that allows us to customer-design four sizes of popular aluminum beverage cans. This flexibility allows for custom graphics of limited releases, vintages, partnerships, and special events. This new acquisition of technology gives Craft C+P the ability to offer unparalleled customization and flexibility to craft beverage producers seeking direct printing for canning projects of all sizes, while having an annual production capacity of over 20 million cans.

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

Spirits

Since 2014 we have developed or acquired many award-winning spirits while evolving to meet the growing demand for quality products and services associated within the burgeoning craft and premium beverage trade. Our portfolio includes originals like the Quercus garryana barrel-finished Burnside Whiskey family, Portland Potato Vodka, Hue-Hue Coffee Rum, and Azuñia Tequilas.

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

Recent Developments

During the first half of 2023, we grew sales at Craft C+P and printed over 6.5 million cans. Digital printing represents the majority of our revenue as our customer base and excitement grows. Mobile canning sales continue to decrease as we focus on our digital printing opportunity. We have undertaken a complete restructuring of our spirits business decreasing overhead costs and unproductive sales activities.

We have supplemented cash flow with bulk spirit sales, as we have in other quarters. The decline in sales was partially offset by direct sales of 250 barrels for $0.6 million during the first quarter of 2023. There were no bulk sales in the second quarter of 2023 compared to $2.6 million in the second quarter of 2022.

At the beginning of 2023, we started a restructuring plan to lower costs and prepare the brands for reinvestment. While a substantial amount of our raw materials, such as our whiskey, is owned and not susceptible to price inflation, the inflated prices of shipping and other materials, such as glass, are expected to continue through 2023.

Results of Operations

Overview

Three and Six Months Ended June 30, 2023 Compared to the Three and Six Months Ended June 30, 2022

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Variance	2023	2022	Variance
Sales	$2,757	$5,123	$(2,366)	$5,636	$8,903	$(3,267)
Less customer programs and excise taxes	96	266	(170)	122	306	(184)
Net sales	2,661	4,857	(2,196)	5,514	8,597	(3,083)
Cost of sales	2,635	3,405	(770)	4,847	6,198	(1,351)
Gross profit	26	1,452	(1,426)	667	2,399	(1,732)
Sales and marketing expenses	369	729	(360)	880	1,376	(496)
General and administrative expenses	1,194	1,748	(554)	2,558	3,678	(1,120)
(Gain) loss on disposal of property and equipment	(135)	101	(236)	(129)	101	(230)
Total operating expenses	1,428	2,578	(1,150)	3,309	5,155	(1,846)
Loss from operations	(1,402)	(1,126)	(276)	(2,642)	(2,756)	114
Interest expense	(326)	(762)	436	(655)	(1,168)	513
Other income	85	100	(40)	56	100	(69)
Net loss	(1,643)	(1,788)	145	(3,241)	(3,824)	583
Preferred stock dividends	(37)	(36)	(1)	(75)	(75)	-
Net loss attributable to common shareholders	$(1,680)	$(1,824)	$144	$(3,316)	$(3,899)	$583
Gross margin	1%	30%	-29%	12%	28%	-16%

Segment information was as follows for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2023	2022	Variance	2023	2022	Variance
Craft C+P
Sales	$1,949	$1,429	$520	$3,405	$2,505	$900
Net sales	1,904	1,329	575	3,381	2,405	976
Cost of sales	1,967	1,698	269	3,545	2,809	736
Gross profit	(63)	(369)	306	(164)	(404)	240
Total operating expenses	565	1,097	(532)	1,314	1,947	(633)
Net loss	$(578)	$(1,376)	$798	$(1,462)	$(2,272)	$810
Gross margin	-3%	-28%	25%	-5%	-17%	12%

Spirits
Sales	$808	$3,694	$(2,886)	$2,231	$6,398	$(4,167)
Net sales	757	3,528	(2,771)	2,133	6,192	(4,059)
Cost of sales	668	1,707	(1,039)	1,302	3,389	(2,087)
Gross profit	89	1,821	(1,732)	831	2,803	(1,972)
Total operating expenses	358	722	(364)	880	1,347	(467)
Net income (loss)	$(238)	$1,099	$(1,337)	$(17)	$1,456	$(1,473)
Gross margin	12%	52%	-40%	39%	45%	-6%

Corporate
Total operating expenses	$505	$759	$(254)	$1,115	$1,861	$(746)
Net loss	$(827)	$(1,511)	$684	$(1,762)	$(3,008)	$1,246

Sales

Sales were $5.6 million and $8.9 million for the six months ended June 30, 2023 and 2022, respectively, and $2.8 million and $5.1 million for the three months ended June 30, 2023 and 2022, respectively.

Craft C+P

Sales increased for both the three and six months ended June 30, 2023 due to growth in digital can printing sales, partially offset by lower mobile canning sales. We have reduced mobile canning operations to focus on digital printing, sequentially improving each month in sales and operating profit.

Spirits

Sales decreased for both the three and six months ended June 30, 2023 due to significant bulk spirits sales. For the six months ended June 30, 2023, we sold 250 barrels for gross proceeds of $0.6 million. For the six months ended June 30, 2022, we sold 651 barrels for gross proceeds of $2.6 million, and nearly 800 barrels for $1.5 million during the first quarter, for a total of $4.1 million for the six months ended June 30, 2022.

Sales decreased $0.3 million and $0.6 million for the three and six months ended June 30, 2023, respectively, excluding bulk spirits sales, due to lower marketing spend and increased competition. During the six months ended June 30, 2023, we undertook restructuring actions to reduce volumes in unprofitable market segments and focusing investment to achieve profitability.

Customer programs and excise taxes

Customer programs and excise taxes were $0.1 million and $0.3 million for the six months ended June 30, 2023 and 2022, respectively, and $0.1 million and $0.3 million for the three months ended June 30, 2023 and 2022, respectively. Spirits discounts were $0.1 million lower for both the three and six months ended June 30, 2023 due to lower volumes. During the second quarter of 2022, as part of Craft’s asset acquisition, we offered a discount of $0.1 million to the beverage maker for our printing and canning services.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $4.8 million and $6.2 million for the six months ended June 30, 2023 and 2022, respectively, and $2.6 million and $3.4 million for the three months ended June 30, 2023 and 2022, respectively.

Craft C+P

Cost of sales increased for both the three and the six months ended June 30, 2023 due to growth in printing sales volumes and related inventory costs, scrap related to the printer and depreciation, partially offset by decreased labor costs

Spirits

Cost of sales decreased for the three and six months ended June 30, 2023 due to lower bulk spirits and distributor sales, in addition to lower tequila volumes.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $0.7 million and $2.4 million for the six months ended June 30, 2023 and 2022, respectively, and $26,272 and $1.5 million for the three months ended June 30, 2023 and 2022, respectively. Bulk sales gross profit was $0.5 and $2.2 million for the six months ended June 30, 2023 and 2022, respectively, and $0 and $1.6 million for the three months ended June 30, 2023 and 2022, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 12% and 28% for the six months ended June 30, 2023 and 2022, respectively, 1% and 30% for the three months ended June 30, 2023 and 2022, respectively.

Craft C+P

Craft C+P’s negative gross margin significantly decreased for both the three and six months ended June 30, 2023 primarily due to continued rapid growth in can printing and related sales.

Spirits

Gross margin decreased for the six months ended June 30, 2023 primarily due to higher bulk spirits gross margins achieved in the prior year, as well as the negative portfolio mix with higher sales of low margin Portland Potato Vodka. Gross margin decreased for the three months ended June 30, 2023 primarily due to bulk spirits and distributor profits.

Sales and Marketing Expenses

Sales and marketing expenses were $0.9 million and $1.4 million for the six months ended June 30, 2023 and 2022, respectively, and $0.4 million and $0.7 million for the three months ended June 30, 2023 and 2022, respectively, due to lower sponsorship costs and reduced headcount as part of spirits restructuring.

General and Administrative Expenses

General and administrative expenses were $2.6 million and $3.7 million for the six months ended June 30, 2023 and 2022, respectively, and $1.2 million and $1.7 million for the three months ended June 30, 2023 and 2022, respectively, primarily due to decreased professional fees and compensation from reduced headcount.

Interest Expense

Interest expense was $0.7 million and $1.2 million for the six months ended June 30, 2023 and 2022, respectively, and $0.3 million and $0.8 million for the three months ended June 30, 2023 and 2022, respectively. The decrease was primarily due to the amortization of debt issuance costs on agreements that matured during 2022.

Net Income (Loss)

Net loss was $3.2 million and $3.8 million for the six months ended June 30, 2023 and 2022, respectively, and $1.6 million and $1.8 million for the three months ended June 30, 2023 and 2022, respectively.

Preferred Stock Dividends

Preferred stock dividends were $37,500 and $75,000 for the three and six months ended June 30, 2023 and 2022, respectively, and related to the Series B preferred stock dividend of 6% per annum.

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

We had an accumulated deficit of $78.3 million as of June 30, 2023, having incurred a net loss of $3.2 million during the six months ended June 30, 2023. As of June 30, 2023, we had $0.8 million of cash on hand with negative working capital of $15.8 million.

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

Our cash flow results for the six months ended June 30, 2023 and 2022 were as follows:

(Dollars in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$(0.7)	$0.3
Investing activities	$0.1	$(2.5)
Financing activities	$0.7	$-

Operating Activities

Total cash used in operating activities was $0.7 million during the six months ended June 30, 2023 compared to cash provided of $0.3 million during the six months ended June 30, 2022. The increase in cash used was primarily attributable to our continued net losses and challenges investing in working capital.

Investing Activities

Total cash provided by investing activities was $0.1 million during the six months ended June 30, 2023 representing net proceeds from the sale of fixed assets. Total cash used in investing activities was $2.5 million during the six months ended June 30, 2022 representing our investment in digital can printing equipment.

Financing Activities

Total cash provided by financing activities was $0.7 million during the six months ended June 30, 2023 primarily consisted of proceeds from the issuance of stock. Our financing activities in the six months ended June 30, 2022 were negligible.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements, which have been prepared in accordance with United States generally accepted accounting principles. The preparation of these financial statements requires us to make significant estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. These items are monitored and analyzed by management for changes in facts and circumstances, and material changes in these estimates could occur in the future. Changes in estimates are recorded in the period in which they become known. We base our estimates on historical experience and various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ from our estimates if past experience or other assumptions do not turn out to be substantially accurate.

In connection with the preparation of our financial statements for the six months ended June 30, 2023, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of June 30, 2023.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the second quarter of 2023 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2023.

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

EASTSIDE DISTILLING, INC.

Date: August 14, 2023	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: August 14, 2023	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

