Form 10-Q
period 2023-09-30
Eastside Distilling, Inc.
filed 2023-11-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 14, 2023, 1,561,953 shares of our common stock, $0.0001 par value, were outstanding.

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

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2023

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except shares and per share amounts)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets
Current assets:
Cash	$358	$723
Trade receivables, net	1,089	876
Inventories	3,563	4,442
Prepaid expenses and other current assets	739	579
Total current assets	5,749	6,620
Property and equipment, net	4,995	5,741
Right-of-use assets	2,237	2,988
Intangible assets, net	5,473	5,758
Other assets, net	326	369
Total Assets	$18,780	$21,476

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,958	$1,728
Accrued liabilities	709	1,509
Deferred revenue	53	18
Current portion of secured credit facilities, net of debt issuance costs	-	3,442
Current portion of note payable, related party	92	4,598
Current portion of notes payable	486	-
Current portion of lease liabilities	719	991
Other current liability, related party	-	725
Total current liabilities	4,017	13,011
Lease liabilities, net of current portion	1,634	2,140
Secured credit facilities, related party	2,639	-
Secured credit facilities, net of debt issuance costs	319	-
Note payable, related party	-	92
Notes payable, net of current portion	7,517	7,749
Total liabilities	16,126	22,992

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 1,750,000 shares authorized; 1,538,407 and 809,963 shares issued and outstanding as of September 30, 2023 and December 31, 2022, respectively	-	-
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 Series B shares issued and outstanding as of both September 30, 2023 and December 31, 2022	-	-
Preferred stock, $0.0001 par value; 240,000 shares authorized; 200,000 Series C shares issued and outstanding as of September 30, 2023 and 0 issued and outstanding as of December 31, 2022	-	-
Additional paid-in capital	83,185	73,505
Accumulated deficit	(80,531)	(75,021)
Total stockholders’ equity (deficit)	2,654	(1,516)
Total Liabilities and Stockholders’ Equity (Deficit)	$18,780	$21,476

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2023 and 2022

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Sales	$3,081	$3,064	$8,717	$11,967
Less customer programs and excise taxes	98	87	220	393
Net sales	2,983	2,977	8,497	11,574
Cost of sales	2,471	2,787	7,318	8,985
Gross profit	512	190	1,179	2,589
Operating expenses:
Sales and marketing expenses	381	702	1,261	2,078
General and administrative expenses	832	1,438	3,390	5,116
(Gain) loss on disposal of property and equipment	(39)	-	(168)	101
Total operating expenses	1,174	2,140	4,483	7,295
Loss from operations	(662)	(1,950)	(3,304)	(4,706)
Other income (expense), net
Interest expense	(207)	(808)	(862)	(1,976)
Loss on debt to equity conversion	(1,321)	-	(1,321)	-
Other income	34	25	90	125
Total other income (expense), net	(1,494)	(783)	(2,093)	(1,851)
Loss before income taxes	(2,156)	(2,733)	(5,397)	(6,557)
Provision for income taxes	-	-	-	-
Net loss	(2,156)	(2,733)	(5,397)	(6,557)
Preferred stock dividends	(38)	(38)	(113)	(113)
Net loss attributable to common shareholders	$(2,194)	$(2,771)	$(5,510)	$(6,670)

Basic net loss per common share	$(2.00)	$(3.59)	$(5.93)	$(8.76)
Basic weighted average common shares outstanding	1,097	772	929	761

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit)

For the Nine Months Ended September 30, 2023 and 2022

(Dollars and shares in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
(Shares and dollars in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	2,500	$-	-	$-	740	$-	$72,004	$(58,605)	$13,399
Stock-based compensation	-	-	-	-	-	-	2	-	2
Issuance of common stock for services by third parties	-	-	-	-	6	-	119	-	119
Issuance of common stock for services by employees	-	-	-	-	8	-	207	-	207
Issuance of detachable warrants on notes payable	-	-	-	-	-	-	948	-	948
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(2,036)	(2,036)
Balance, March 31, 2022	2,500	$-	-	$-	754	$-	$73,280	$(60,679)	$12,601
Stock-based compensation	-	-	-	-	-	-	-	-	-
Issuance of common stock for services by third parties	-	-	-	-	8	-	111	-	111
Issuance of common stock for services by employees	-	-	-	-	1	-	-	-	-
Issuance of detachable warrants on notes payable	-	-	-	-	-	-	506	-	506
Shares issued for cash	-	-	-	-	10	-	197	-	197
Preferred stock dividends	-	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	-	-	(1,788)	(1,788)
Balance, June 30, 2022	2,500	$-	-	$-	773	$-	$74,094	$(62,504)	$11,590
Issuance of detachable warrants on notes payable	-	-	-	-	-	-	136	-	136
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(2,733)	(2,733)
Balance, September 30, 2022	2,500	$-	-	$-	773	$-	$74,230	$(65,275)	$8,955

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit) - Continued

For the Nine Months Ended September 30, 2023 and 2022

(Dollars and shares in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	2,500	$-	-	$-	810	$-	$73,505	$(75,021)	$(1,516)
Issuance of common stock for services by third parties	-	-	-	-	11	-	83	-	83
Issuance of common stock for services by employees	-	-	-	-	12	-	60	-	60
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(1,598)	(1,598)
Balance, March 31, 2023	2,500	$-	-	$-	833	$-	$73,648	$(76,657)	$(3,009)
Shares issued for cash	-	-	-	-	135	-	651	-	651
Preferred stock dividends	-	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	-	-	(1,643)	(1,643)
Balance, June 30, 2023	2,500	$-	-	$-	968	$-	$74,299	$(78,337)	$(4,038)
Issuance of common stock for services by third parties	-	-	-	-	121	-	373	-	373
Issuance of common stock for services by employees	-	-	-	-	11	-	33	-	33
Shares issued for cash	-	-	-	-	141	-	649	-	649
Debt to equity conversion	-	-	200	-	297	-	7,831	-	7,831
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(2,156)	(2,156)
Balance, September 30, 2023	2,500	$-	200	$-	1,538	$-	$83,185	$(80,531)	$2,654

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2023 and 2022

(Dollars in thousands)

(Unaudited)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(5,397)	$(6,557)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities		-
Depreciation and amortization	1,122	1,104
Bad debt expense	68	126
Other income	(25)	-
(Gain) loss on disposal of assets	(168)	101
Inventory reserve	(8)	(32)
Loss on debt to equity conversion	1,321	-
Stock dividend payable	(113)	(113)
Amortization of debt issuance costs	-	1,225
Interest accrued to secured credit facilities	71	119
Payment of accrued interest on secured credit facilities	(142)	-
Interest accrued for amounts due to related parties	363	-
Payment of accrued interest on amounts due to related parties	(348)	-
Issuance of common stock in exchange for services of related parties	93	206
Issuance of common stock in exchange of services of third parties	456	230
Stock-based compensation	-	3
Changes in operating assets and liabilities:
Trade receivables, net	(89)	408
Inventories	887	1,567
Prepaid expenses and other assets	(160)	(197)
Right-of-use assets	751	721
Accounts payable	469	881
Accrued liabilities	(661)	899
Other liabilities, related party	556	-
Deferred revenue	35	62
Net lease liabilities	(778)	(602)
Net cash (used in) provided by operating activities	(1,697)	151
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	175	12
Purchases of property and equipment	(199)	(2,495)
Net cash used in investing activities	(24)	(2,483)
Cash Flows From Financing Activities:
Proceeds from issuance of stock	1,300	197
Proceeds from secured credit facilities	56	-
Proceeds from note payable, related party	-	3,500
Payments of principal on notes payable, related party	-	(275)
Payments of principal on secured credit facilities	-	(2,933)
Payments of principal on notes payable	-	(1,001)
Net cash provided by (used in) financing activities	1,356	(512)
Net decrease in cash	(365)	(2,844)
Cash at the beginning of the period	723	3,276
Cash at the end of the period	$358	$432

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$1,068	$772
Cash paid for amounts included in measurement of lease liabilities	$1,031	$705

Supplemental Disclosure of Non-Cash Financing Activity
Debt exchanged for equity	$6,510	$-
Accrued interest rolled into notes payable	$241	$-
Exchange of assets for services	$42	$-
Future proceeds related to installment sales of equipment	$211	$-
Issuance of detachable warrants on notes payable	$-	$1,590
Right-of-use assets obtained in exchange for lease obligations	$-	$527

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 51 people in the United States.

The Company operates a beverage packaging and services business that operates in the beverage segment. During 2022, the Company made substantial investments to expand its product offerings to include digital can printing in the Pacific Northwest (together Craft Canning + Printing, “Craft C+P”). Craft C+P operates mobile filling lines and offers co-packing services with end-to-end production capabilities in Portland, Oregon.

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

The Company had an accumulated deficit of $80.5 million as of September 30, 2023, having incurred a net loss of $5.4 million during the nine months ended September 30, 2023.

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

September 30, 2023

(Unaudited)

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2023, its operating results for the three and nine months ended September 30, 2023 and 2022 and its cash flows for the nine months ended September 30, 2023 and 2022. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging, LLC (the Company’s newly acquired fixed co-packing assets) and MotherLode LLC. All intercompany balances and transactions have been eliminated on consolidation.

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million and $0.2 million for the nine months ended September 30, 2023 and 2022, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Ingredients account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising and marketing expenses totaled $0.1 million and $0.6 million for the nine months ended September 30, 2023 and 2022, respectively.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of September 30, 2023, one distributor represented 7% of trade receivables. As of December 31, 2022, one distributor represented 15% of trade receivables. Sales to one wholesale customer accounted for 17% of consolidated sales for the nine months ended September 30, 2023. Sales to one distributor and one wholesale customer accounted for 43% of consolidated sales for the nine months ended September 30, 2022.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of September 30, 2023 and December 31, 2022, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

None of the Company’s assets or liabilities were measured at fair value as of September 30, 2023 or December 31, 2022. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of September 30, 2023 and December 31, 2022, the principal amounts of the Company’s notes approximate fair value.

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

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its intangible assets as of September 30, 2023 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of September 30, 2023 and determined that they were not impaired.

Comprehensive Income

The Company did not have any other comprehensive income items in either the nine months ended September 30, 2023 or 2022.

Accounts Receivable Factoring Program

The Company had two accounts receivable factoring programs: one for its spirits customers (the “spirits program”) that had a zero balance at September 30, 2023 and another for its co-packing customers (the “co-packing program”) that terminated in August 2023. Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $0.7 million of invoices and incurred $20,821 in fees associated with the factoring programs during the nine months ended September 30, 2023.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

4. Business Segment Information

The Company’s internal management financial reporting consists of Craft C+P, Eastside spirits and corporate. Craft C+P offers digital can printing and co-packing services in Portland, Oregon allowing it to offer end-to-end production capabilities. Craft C+P operates 13 mobile lines in Washington and Oregon. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and brokers in control states. The Company’s principal area of operation is in the U.S. and has one spirits customer that represents 17% of its revenue. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

The measure of profitability reviewed are condensed statements of operations and gross margins. These business segments reflect how operations are managed, operating performance is evaluated and the structure of internal financial reporting. Total asset information by segment is not provided to, or reviewed by, the chief operating decision maker (“CODM”) as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in the Summary of Significant Accounting Policies in Note 3.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

Segment information was as follows for the nine months ended September 30, 2023 and 2022:

(Dollars in thousands)	2023	2022
Craft C+P
Sales	$5,637	$4,381
Net sales	5,558	4,281
Cost of sales	5,378	4,809
Gross profit	180	(528)
Total operating expenses	2,013	2,813
Net loss	(1,812)	(3,273)
Gross margin	3%	-12%

Interest expense	$12	$32
Depreciation and amortization	1,008	982
Significant noncash items:
(Gain) loss on disposal of property and equipment	(171)	113
Stock compensation	-	148

Spirits
Sales	$3,080	$7,586
Net sales	2,939	7,293
Cost of sales	1,940	4,176
Gross profit	999	3,117
Total operating expenses	1,183	1,963
Net income (loss)	(127)	1,179
Gross margin	34%	43%

Depreciation and amortization	$114	$122
Significant noncash items:
(Gain) loss on disposal of property and equipment	3	(12)

Corporate
Total operating expenses	$1,287	$2,519
Net loss	(3,458)	(4,463)

Interest expense	$850	$1,944
Significant noncash items:
Stock compensation	98	498
Loss on debt to equity conversion	1,321	-

Craft C+P’s sales increased due to new digital can printing revenues, offset by lower mobile revenues. Spirits’ sales in 2022 included bulk inventory sales of $4.4 million. During the nine months ended September 30, 2023, the Company undertook restructuring actions to reduce volumes in unprofitable market segments and incrementally restricting actions to lower production costs and improve profitability.

5. Inventories

Inventories consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Raw materials	$2,424	$3,127
Finished goods	1,139	1,315
Total inventories	$3,563	$4,442

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Prepayment of fixed assets	$332	$346
Prepayment of inventory	157	-
Other	250	233
Total prepaid expenses and other current assets	$739	$579

7. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Furniture and fixtures	$3,641	$4,093
Digital can printer	4,342	4,216
Leasehold improvements	1,529	1,529
Vehicles	752	222
Total cost	10,264	10,060
Less accumulated depreciation	(5,269)	(4,319)
Total property and equipment, net	$4,995	$5,741

Purchases of property and equipment totaled $0.2 million and $2.5 million for the nine months ended September 30, 2023 and 2022, respectively. Depreciation expense totaled $0.8 million for both the nine months ended September 30, 2023 and 2022, respectively.

During the nine months ended September 30, 2023, the Company disposed of fixed assets for proceeds of $0.2 million, including future proceeds of installment sales of $0.2 million, with a net book value of $0.3 million resulting in a gain of $0.2 million. During the nine months ended September 30, 2022, the Company disposed of fixed assets with a net book value of $0.1 million resulting in a loss on disposal of fixed assets of $0.1 million.

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

8. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Permits and licenses	$25	$25
Azuñia brand	4,517	4,492
Customer lists	2,895	2,895
Total intangible assets	7,437	7,412
Less accumulated amortization	(1,964)	(1,654)
Intangible assets, net	$5,473	$5,758

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.3 million for both the nine months ended September 30, 2023 and 2022.

The permits and licenses, and Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset.

9. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Product branding	$400	$400
Deposits	255	256
Total other assets	655	656
Less accumulated amortization	(329)	(287)
Other assets, net	$326	$369

As of September 30, 2023, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $42,857 for both the nine months ended September 30, 2023 and 2022.

The deposits represent office lease deposits.

10. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2023, the amount of right-of-use assets and lease liabilities were $2.2 million and $2.4 million, respectively. Aggregate lease expense for the nine months ended September 30, 2023 was $1.8 million, consisting of $1.0 million in operating lease expense for lease liabilities and $0.8 million in short-term lease cost.

Maturities of lease liabilities as of September 30, 2023 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2023	$231
2024	821
2025	805
2026	632
2027	141
Thereafter	-
Total lease payments	2,630
Less imputed interest (based on 6.7% weighted-average discount rate)	(277)
Present value of lease liability	$2,353	3.04

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

11. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	September 30, 2023	December 31, 2022
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	$486	$7,749
Amended and restated promissory notes payable bearing interest of 8.0%. The notes mature in April 2025. Accrued interest is paid in accordance with an amortization schedule.	7,517	-
Total notes payable	8,003	7,749
Less current portion	(486)	-
Long-term portion of notes payable	$7,517	$7,749

The Company paid $0.1 million and $0.4 million in interest on notes for the nine months ended September 30, 2023 and 2022, respectively.

Maturities on notes payable as of September 30, 2023 were as follows:

(Dollars in thousands)
2023	$-
2024	486
2025	7,517
2026	-
2027	-
Thereafter	-
$8,003

12. Secured Credit Facilities

Note Purchase Agreement

On October 7, 2022, the Company entered into a Note Purchase Agreement dated as of October 6, 2022 with Aegis Security Insurance Company (“Aegis”). Pursuant to the Note Purchase Agreement, Aegis purchased from the Company a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). Aegis paid for the Aegis Note by paying $3.3 million to TQLA to fully satisfy a secured line of credit promissory note that the Company issued to TQLA on March 21, 2022; and the remaining $1.2 million was paid in cash to the Company. The Aegis Note bears interest at 9.25% per annum, payable every three months. The principal amount of the Aegis Note will be payable on March 31, 2025. The Company pledged substantially all of its assets to secure its obligations to Aegis under the Aegis Note.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with Aegis and other creditors, pursuant to which the Aegis Note was amended and restated. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest of $1.9 million were exchanged for equity issued to a special purpose vehicle, The B.A.D. Company, LLC (the “SPV”), in which Aegis holds a 29% interest. As of September 30, 2023, the principal balance of the Aegis Note was $2.6 million and interest expense accrued was $669.

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

Interest on the Notes accrued at a rate of 6% per annum and was payable either in cash or in shares of the Company’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022.

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with the Subscribers and other creditors, pursuant to which the Maturity Date of the Notes was extended from November 18, 2022 to March 31, 2025 and interest accrues at 9% per annum. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest on the Notes of $3.3 million was exchanged for equity issued to the SPV, in which the Subscribers held a 50% ownership interest, and the Notes were then amended and restated. As of September 30, 2023, the principal balance was $0.4 million and interest expense accrued was $100.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

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

14. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of September 30, 2023 and December 31, 2022.

15. Stockholders’ Equity

Reverse Stock Split

All shares and per share information in these financial statements has been adjusted to give effect to the 1-for-20 reverse stock split of the Company’s common stock effected on May 12, 2023.

Debt Satisfaction Agreement

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement (the “DSA”) with the SPV, Aegis, Bigger Capital Fund, LP (“Bigger”), District 2 Capital Fund, LP (“District 2”), LDI Investments, LLC (“LDI”) and TQLA, LLC. The SPV is a special purpose vehicle whose equity is shared 50% by Bigger and District 2 and 50% by Aegis and LDI.

Pursuant to the DSA, on September 29, 2023, the Company issued to the SPV 296,722 shares of the Company’s common stock and 200,000 shares of its Series C Preferred Stock, and executed a Registration Rights Agreement providing that the Company will register for public resale that common stock and the common stock issuable upon conversion of the Series C Preferred Stock. In exchange for that equity, the Company’s debts to the members of the SPV were reduced by a total of $6.5 million and the Company recognized a loss on the conversion of $1.3 million for the nine months ended September 30, 2023. Specifically the debt was reduced as follows:

●	the principal balance of the Secured Promissory Note issued by the Company to Aegis on October 6, 2022 was reduced by $1.9 million;

●	the Company’s debt to LDI of $1.4 million arising from advances made by LDI to the Company during the past 10 months was eliminated;

●	the aggregate principal balance of the Secured Convertible Promissory Notes issued by the Company to Bigger in April and May of 2021 was reduced by $1.6 million; and

●	the aggregate principal balance of the Secured Convertible Promissory Notes issued by the Company to District 2 in April and May of 2021 was reduced by $1.6 million.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

Further pursuant to the DSA:

●	the maturity date of the secured debt listed above as well as unsecured notes issued by the Company and held by Bigger and District 2 in the aggregate amount of $7.4 million was deferred to March 31, 2025 and the interest rate on all such debt was increased to 8% per annum;

●	the Company, Aegis, Bigger and District 2 entered into an Intercreditor Agreement, pursuant to which the remaining secured debt obligations of the Company to Aegis, Bigger and District 2 were made pari passu;

●	the Common Stock Purchase Warrant issued by the Company to TQLA LLC on March 21, 2022, which permits TQLA LLC to purchase up to 145,834 shares of the Company’s common stock, was amended to prevent any exercise of the Warrant that would result in the portion of the cumulative voting power in the Company that the holder and its affiliates may own after the conversion to 9.99%. The Beneficial Ownership Limitation may be increased to 19.99% by the holder upon 61 days advance notice to the Company.

The DSA mandates that the Company obtain shareholder approval of an increase in the Company’s authorized common stock from 1,750,000 shares to 6,000,000 shares. If the increase is not approved by the earlier of the first date on which the Company has no authorized and unissued common stock or March 31, 2024, the Company will be required to pay the SPV liquidated damages of $.01 million per month for twelve months or until shareholder approval is obtained, if sooner. Until shareholder approval of the increase in authorized shares is obtained, the Company is not permitted to issue any capital stock or capital stock derivatives, with certain specified exceptions.

Issuance of Common Stock

During the nine months ended September 30, 2023, the Company issued 155,554 shares of common stock to directors and employees for stock-based compensation of $0.5 million. The shares were valued using the closing share price of the Company’s common stock on the date of grant, within the range of $3.05 to $7.40 per share.

During the nine months ended September 30, 2023, the Company sold 276,167 shares of common stock for net proceeds of $1.3 million in at-the-market public placements.

On September 29, 2023, pursuant to the DSA (see discussion above), the Company issued to the SPV 296,722 shares of common stock and 200,000 shares of its Series C Preferred Stock. In exchange for that equity, the Company’s debts to the members of the SPV were reduced by a total of $6.5 million.

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

September 30, 2023

(Unaudited)

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2022, the Company issued dividends of 23,005 shares of common stock at a VWAP of $6.60 per share. For both the nine months ended September 30, 2023 and 2022, the Company accrued $0.1 million of preferred dividends.

Issuance of Series C Preferred Stock

On September 29, 2023, the Company entered into the DSA, pursuant to which the Company issued to the SVP 200,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $28.025 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series C Preferred Stock with an initial conversion price of $3.05 per share.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2022 the number of shares available for grant under the 2016 Plan reset to 261,257 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of September 30, 2023, there were 2,487 options and 355,774 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

A summary of all stock option activity as of and for the nine months ended September 30, 2023 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	2,587	$63.20

Options canceled	(100)	91.40
Outstanding as of September 30, 2023	2,487	$62.07

Exercisable as of September 30, 2023	2,487	$62.07

The aggregate intrinsic value of options outstanding as of September 30, 2023 was $0. As of September 30, 2023, all options vested.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

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

The Company did not issue any additional options during the nine months ended September 30, 2023.

For the nine months ended September 30, 2023 and 2022, net compensation expense related to stock options was $0 and $2,926, respectively.

Warrants

On March 21, 2022, the Company entered into a promissory note with TQLA LLC to accept a one year loan of $3.5 million. In addition, the Company issued a common stock purchase warrant to TQLA covering the loan amount with an exercise price of $24.00 per share. The note payable was fully repaid in October 2022. The common stock purchase warrant expires in March 2027. The warrants were amended pursuant to the Debt Satisfaction Agreement (See discussion above) to prevent any exercise that would result in the warrant-holder and affiliates acquiring cumulative voting power in excess of 9.99%. This Beneficial Ownership Limitation may be increased to 19.99% upon 61 days advance notice to the Company.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2023

(Unaudited)

A summary of all warrant activity as of and for the nine months ended September 30, 2023 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	201,667	3.8	$33.40	$-

Outstanding as of September 30, 2023	201,667	3.8	$33.40	$-

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

TQLA, LLC

During 2022, the Company entered into a Secured Line of Credit Promissory Note (the “TQLA Note”) with TQLA LLC and amended it twice for total borrowing of $3.3 million. TQLA LLC is owned by Stephanie Kilkenny, a member of the Company’s Board of Directors, and her husband, Patrick Kilkenny.

Aegis Security Insurance Company

On October 7, 2022, the Company entered into a Note Purchase Agreement with Aegis. Pursuant to the Note Purchase Agreement, Aegis purchased from the Company a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). $3.3 million of the purchase price was paid to TQLA, LLC to satisfy the TQLA Note. See discussion of the Aegis transaction in Note 12. Patrick Kilkenny is the principal owner of Aegis.

LD Investments LLC

On September 29 2023, the Company entered into a Secured Promissory Note with LDI in the principal amount of $1.4 million, representing advances made by LDI to the Company between December 2022 and August 2023. Patrick Kilkenny is the principal owner of LDI.

On September 29, 2023, the Company entered into the DSA with LDI and other creditors. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. The entire principal and interest on the LDI Note million were exchanged for equity issued to the SPV, in which LDI holds a 21% interest.

17. Subsequent Events

Subsequent to September 30, 2023, the Company sold 23,546 shares of common stock for net proceeds of $37,021 in at-the-market public placements.

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

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in three segments. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing and canning services to the craft beverage industry in Washington and Oregon. In addition to mobile co-packing services we offer co-packing services from a single fixed site in Portland, Oregon. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 30 U.S. states. Our corporate segment consists of key accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt. We employ 51 people in the United States.

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

Mobile Canning

Our mobile canning business is located in Portland, Oregon. We use extensive proprietary and data-driven quality control measures and a robust clean-in-place procedure in order to provide the best packaging service for our customers. We take great pride in helping local beverage producers expand their distribution reach by using our service to offer industry-top quality and branding. Our greatest asset is the unmatched expertise of our talented group of printing and packaging professionals who show up every day to go above and beyond to get the job done.

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

●	Burnside Whiskey Family – Our Burnside Whiskey Family celebrates the unique attributes of the native Oregon Oak tree (Quercus garryana). The unique complexity of each distinct whiskey comes from blending Oregon Oak barrels of differing sizes, char levels, and ages.

●	Portland Potato Vodka – Our award-winning premium craft vodka is distilled four times to ensure a smooth finish. While most vodka is made from grain, we source award winning premium potato ethanol and blend it with pristine water sourced from Oregon.

●	Hue-Hue (pronounced “way-way”) Coffee Rum – Premium silver rum is blended with concentrated cold-brewed coffee and a small amount of Demerara sugar. We source fair-trade, single-origin Arabica coffee beans from the Finca El Paternal Estate in Huehuetenango, Guatemala that are lightly roasted for us by Portland Coffee Roasters.

●	Azuñia Tequilas – Smooth, clean, additive-free tequilas crafted by Rancho Miravalle, a second generation, family-owned-and-operated estate, bursting with authentic flavor from the local terroir of Tequila Valley, Mexico. 100% pure Weber Blue Agave is harvested by hand, roasted in traditional clay hornos, and finished with a natural, open-air fermentation process. It is bottled on-site in small batches using a consistent process to deliver consistent field-to-bottle quality and exclusively exported by Agaveros Unidos de Amatitán.

●	Eastside Brands – Craft inspired high-quality limited-edition products, which focus on innovation, craftsmanship and curiosity, and creativity.

Recent Developments

During 2023, we grew sales at Craft C+P and printed over 11 million cans. Digital can printing represents the majority of our revenue as our customer base and excitement grows. Mobile canning sales continue to decrease as we focus on our digital can printing opportunity. We have undertaken a restructuring of our spirits business decreasing overhead costs and unproductive sales activities.

We have supplemented cash flow with bulk spirit sales, as we have in other quarters. The decline in sales was partially offset by direct sales of 272 barrels for $0.7 million during 2023 and nearly 1,500 barrels for $4.4 million during 2022.

At the beginning of 2023, we started a restructuring plan to lower costs and prepare the brands for reinvestment. While a substantial amount of our raw materials, such as our whiskey, is owned and not susceptible to price inflation, the inflated prices of shipping and other materials, such as glass, are expected to continue through 2023.

Results of Operations

Overview

Three and Nine Months Ended September 30, 2023 Compared to the Three and Nine Months Ended September 30, 2022

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Variance	2023	2022	Variance
Sales	$3,081	$3,064	$17	$8,717	$11,967	$(3,250)
Less customer programs and excise taxes	98	87	11	220	393	(173)
Net sales	2,983	2,977	6	8,497	11,574	(3,077)
Cost of sales	2,471	2,787	(316)	7,318	8,985	(1,667)
Gross profit	512	190	322	1,179	2,589	(1,410)
Sales and marketing expenses	381	702	(321)	1,261	2,078	(817)
General and administrative expenses	832	1,438	(606)	3,390	5,116	(1,726)
(Gain) loss on disposal of property and equipment	(39)	-	(39)	(168)	101	(269)
Total operating expenses	1,174	2,140	(966)	4,483	7,295	(2,812)
Loss from operations	(662)	(1,950)	1,288	(3,304)	(4,706)	1,402
Interest expense	(207)	(808)	601	(862)	(1,976)	1,114
Loss on debt to equity conversion	(1,321)	-	(1,321)	(1,321)	-	(1,321)
Other income	34	25	9	90	125	(35)
Net loss	(2,156)	(2,733)	577	(5,397)	(6,557)	1,160
Preferred stock dividends	(38)	(38)	-	(113)	(113)	-
Net loss attributable to common shareholders	$(2,194)	$(2,771)	$577	$(5,510)	$(6,670)	$1,160)
Gross margin	17%	6%	11%	14%	22%	-8%

Segment information was as follows for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2023	2022	Variance	2023	2022	Variance
Craft C+P
Sales	$2,232	$1,876	$356	$5,637	$4,381	$1,256
Net sales	2,177	1,876	301	5,558	4,281	1,277
Cost of sales	1,833	2,000	(167)	5,378	4,809	569
Gross profit	344	(124)	468	180	(528)	708
Total operating expenses	699	866	(167)	2,013	2,813	(800)
Net loss	$(350)	$(1,001)	$651	$(1,812)	$(3,273)	$1,461
Gross margin	16%	-7%	23%	3%	-12%	15%

Spirits
Sales	$849	$1,188	$(339)	$3,080	$7,586	$(4,506)
Net sales	806	1,101	(295)	2,939	7,293	(4,354)
Cost of sales	638	787	(149)	1,940	4,176	(2,236)
Gross profit	168	314	(146)	999	3,117	(2,118)
Total operating expenses	303	616	(313)	1,183	1,963	(780)
Net income (loss)	$(110)	$(278)	$168	$(127)	$1,179	$(1,306)
Gross margin	21%	29%	-8%	34%	43%	-9%

Corporate
Total operating expenses	$172	$658	$(486)	$1,287	$2,519	$(1,232)
Net loss	$(1,696)	$(1,454)	$(242)	$(3,458)	$(4,463)	$1,005

Sales

Sales were $8.7 million and $12.0 million for the nine months ended September 30, 2023 and 2022, respectively, and $3.1 million for both the three months ended September 30, 2023 and 2022.

Craft C+P

Sales increased for both the three and nine months ended September 30, 2023 due to growth in digital can printing sales, offset by lower mobile canning sales. We have reduced mobile canning operations to focus on digital can printing, improving sales and operating profit.

Spirits

Sales decreased for both the three and nine months ended September 30, 2023 due to significant bulk spirits sales during 2022. For the nine months ended September 30, 2023, we sold 272 barrels for gross proceeds of $0.7 million. For the nine months ended September 30, 2022, we sold nearly 1,500 barrels for gross proceeds of $4.4 million.

Sales decreased $0.1 million and $0.7 million for the three and nine months ended September 30, 2023, respectively, excluding bulk spirits sales, due to lower marketing spend and increased competition. During the nine months ended September 30, 2023, we undertook restructuring actions to reduce volumes in unprofitable market segments and focusing investment to achieve profitability.

Customer programs and excise taxes

Customer programs and excise taxes were $0.2 million and $0.4 million for the nine months ended September 30, 2023 and 2022, respectively, and $0.1 million for both the three months ended September 30, 2023 and 2022. Spirits discounts were lower for both the three and nine months ended September 30, 2023 due to lower volumes. During the second quarter of 2022, as part of Craft’s asset acquisition, we offered a discount of $0.1 million to the beverage maker for our printing and canning services.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $7.3 million and $9.0 million for the nine months ended September 30, 2023 and 2022, respectively, and $2.5 million and $2.8 million for the three months ended September 30, 2023 and 2022, respectively.

Craft C+P

Cost of sales increased for the nine months ended September 30, 2023 due to growth in printing sales volumes and related inventory costs and scrap related to the printer, partially offset by decreased labor costs. Cost of sales decreased for the three months ended September 30, 2023 due to labor costs and an adjustment to depreciation based on the digital can printer’s hours of production, offset by increased scrap related to the printer.

Spirits

Cost of sales decreased for the three and nine months ended September 30, 2023 due to lower bulk spirits and distributor sales, in addition to lower tequila volumes.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $1.2 million and $2.6 million for the nine months ended September 30, 2023 and 2022, respectively, and $0.5 million and $0.2 million for the three months ended September 30, 2023 and 2022, respectively. Bulk sales gross profit was $0.5 million and $2.4 million for the nine months ended September 30, 2023 and 2022, respectively, and $0 and $0.1 million for the three months ended September 30, 2023 and 2022, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 14% and 28% for the nine months ended September 30, 2023 and 2022, respectively, and 17% and 6% for the three months ended September 30, 2023 and 2022, respectively.

Craft C+P

Craft C+P’s gross margin significantly increased for both the three and nine months ended September 30, 2023 primarily due to continued rapid growth in can printing and related sales.

Spirits

Gross margin decreased for the nine months ended September 30, 2023 primarily due to higher bulk spirits gross margins achieved in the prior year, as well as the negative portfolio mix with higher sales of low margin Portland Potato Vodka. Gross margin decreased for the three months ended September 30, 2023 primarily due to bulk spirits and distributor profits.

Sales and Marketing Expenses

Sales and marketing expenses were $1.3 million and $2.1 million for the nine months ended September 30, 2023 and 2022, respectively, and $0.4 million and $0.7 million for the three months ended September 30, 2023 and 2022, respectively, due to lower sponsorship costs and reduced headcount as part of spirits restructuring.

General and Administrative Expenses

General and administrative expenses were $3.4 million and $5.1 million for the nine months ended September 30, 2023 and 2022, respectively, and $0.8 million and $1.4 million for the three months ended September 30, 2023 and 2022, respectively, primarily due to decreased professional fees and compensation from reduced headcount.

Interest Expense

Interest expense was $0.9 million and $2.0 million for the nine months ended September 30, 2023 and 2022, respectively, and $0.2 million and $0.8 million for the three months ended September 30, 2023 and 2022, respectively. The decrease was primarily due to the amortization of debt issuance costs on agreements that matured during 2022.

Loss on Debt to Equity Conversion

On September 29, 2023, we issued to the SPV 296,722 shares of common stock and 200,000 shares of its Series C Preferred Stock. In exchange for that equity, our debts to the members of the SPV were reduced by a total of $6.5 million and we recognized a loss on the debt to equity conversion was $1.3 million for both the three and nine months ended September 30, 2023.

Net Income (Loss)

Net loss was $5.4 million and $6.6 million for the nine months ended September 30, 2023 and 2022, respectively, and $2.2 million and $2.7 million for the three months ended September 30, 2023 and 2022, respectively.

Preferred Stock Dividends

Preferred stock dividends were $37,500 and $0.1 million for the three and nine months ended September 30, 2023 and 2022, respectively, and related to the Series B preferred stock dividend of 6% per annum.

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

We had an accumulated deficit of $80.5 million as of September 30, 2023, having incurred a net loss of $5.4 million during the nine months ended September 30, 2023.

On September 29, 2023 we entered into a Debt Satisfaction Agreement with our four principal creditors (the “DSA”). Pursuant to the DSA, $6.5 million of secured debt classified as current liabilities was cancelled in exchange for the issuance of 296,722 shares of common stock and 200,000 shares of Series C Preferred Stock. As a result, as of September 30, 2023, we had $0.4 million of cash on hand with working capital of $1.7 million, an increase of $8.1 million from negative working capital of $(6.4) million as of December 31, 2022.

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

Our cash flow results for the nine months ended September 30, 2023 and 2022 were as follows:

(Dollars in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$(1.7)	$0.2
Investing activities	$-	$(2.5)
Financing activities	$1.4	$(0.5)

Operating Activities

Total cash used in operating activities was $1.7 million during the nine months ended September 30, 2023 compared to cash provided of $0.2 million during the nine months ended September 30, 2022. The increase in cash used was primarily attributable to our continued net losses, payment of accrued interest and challenges investing in working capital.

Investing Activities

Total cash provided by investing activities was $23,546 during the nine months ended September 30, 2023 representing net proceeds from purchases and sales of fixed assets. Total cash used in investing activities was $2.5 million during the nine months ended September 30, 2022 representing our investment in digital can printing equipment.

Financing Activities

Total cash provided by financing activities was $1.4 million during the nine months ended September 30, 2023 primarily consisted of proceeds from the issuance of stock. Total cash used in financing activities was $0.5 million during the nine months ended September 30, 2022 primarily consisted of $2.9 million of principal payments of our secured credit facilities and $1.0 million of payments on principal of notes payable, offset by the net proceeds from a note payable with a related party of $3.2 million and the issuance of common stock of $0.2 million.

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

In connection with the preparation of our financial statements for the nine months ended September 30, 2023, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of September 30, 2023.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2023, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2022, except for the following additions:

The B.A.D. Company, LLC owns shares of Series C Preferred Stock that can be converted over time into 1,838,000 shares of common stock, which could depress the market price of our common stock.

On September 29, 2023, the Company issued 296,722 shares of common stock and 200,000 shares of Series C Preferred Stock to The B.A.D. Company, LLC (the “SPV”) in exchange for cancellation by the four members of the SPV of $6.5 million in debt owned to them by the Company. The 200,000 shares of Series C Preferred Stock can be converted into a total of 1,838,000 shares of the Company’s common stock; provided, however, that Series C Preferred Stock can only be converted if, upon completion of the conversion, the common stock owned by the SPV and its affiliates would be less than 9.9% of the total outstanding common stock. Therefore, since the SPV and its affiliates presently own 19.9% of the outstanding common stock, the SPV cannot convert any of the Series C shares. If in the future, however, the SPV sells common stock and reduces its ownership of the outstanding common stock below 9.9%, it will be able to convert its Series C Preferred shares from time to time and offer the common shares for sale. The possibility of this large number of shares coming into the market over time could have a depressing effect on the market price of our common stock.

If the Company continues to record net losses, its common stock may be removed from Nasdaq.

On April 5, 2023, the Staff of the Listing Qualifications Department of the Nasdaq Stock Market notified the Company that it had fallen out of compliance with the requirements for continued listing of the Company’s common stock on Nasdaq. Specifically, Nasdaq Listing Rule 5550(b)(1) requires that the stockholders’ equity of a listed company must exceed $2.5 million. As of December 31, 2022, the Company had a stockholders’ equity deficit of $(1.5) million. Subsequently, as of June 30, 2023, the Company’s stockholders’ equity deficit had fallen to $(4.0) million. On June 8, 2023, the Staff advised the Company that it must increase its stockholders’ equity to $2.5 million by September 30, 2023 or the Company’s common stock would be removed from Nasdaq.

This Quarterly Report shows that, as of September 30, 2023, the exchange of debt for equity mentioned in the preceding Risk Factor, along with other actions taken by the Company’s management, has increased the Company’s stockholders’ equity to $2.7 million. Nevertheless, if the Company continues to be unprofitable, its stockholders’ equity may again fall below the requirement for continued listing, which could result in the Company’s common stock being removed from NASDAQ to the facilities of OTC Markets. Many institutional investors will not provide financing to a company that does not have a listing on Nasdaq or an exchange. Therefore, the delisting of the Company’s common stock from Nasdaq would make it more difficult for the Company to secure equity-based financing when needed for business.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2023 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2023.

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

EASTSIDE DISTILLING, INC.

Date: November 14, 2023	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: November 14, 2023	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

