Form 10-K
period 2023-12-31
Eastside Distilling, Inc.
filed 2024-04-01
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262 (b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes ☐ No ☒

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter was $4,351,325 based on the last reported sales price of the registrant’s common stock as reported by the Nasdaq Stock Market on that date.

As of April 1, 2024, 1,705,987 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-K

December 31, 2023

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

Item 1. BUSINESS

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in two segments. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing to customers in the craft beverage industry operating throughout the Pacific Northwest as well as other states. We also provide mobile canning services to the craft beverage industry in Oregon. In addition to these services we offer co-packing services from a single fixed site in Portland, Oregon. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 23 U.S. states. Across both businesses we employ 47 people in the United States.

Mission and Strategy

Our mission is to offer great products and services in the craft beverage space.

This includes advanced digital can printing decoration with custom graphics and co-packing services with distinct capability and craftsmanship serving the craft beer, cider, and kombucha among other beverage segments. Craft C+P offers digital can printing to customers and co-packing services.

Our spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum and tequila. We sell our products on a wholesale basis to distributors through open states, and brokers in control states.

Our strategy is to expand our two distinct businesses – Craft C+P and Spirits in our regional market where our brand equity and concentration of investment will have the greatest return. Our spirits portfolio is to be positioned as a leading regional craft spirits provider that develops brands, expands geographic presence growing revenue and cash flow. These two segments are detailed below.

Segments

Craft Canning + Printing

Digital Can Printing

In April 2022, we initiated operations of an innovative digital can printing facility that allows us to digitally print high quality graphics on aluminum beverage cans. This technology offers greater flexibility than traditional decoration methods and initially was directed toward smaller craft beverage manufacturers seeking custom graphics of limited releases, vintages, partnerships, and special events. This investment in digital printing at Craft C+P allows the Company the ability to offer unparalleled customization and flexibility to craft beverage producers seeking direct printing for canning projects of all sizes, while having an annual production capacity of over 20 million cans. One of Craft C+P’s many goals for 2024 is to significantly increase its production capacity.

Co-packing Facility

We offer co-packing services for non-alcoholic canned beverages including CBD soda waters in Portland, Oregon through a mobile co-packing network and one fixed co-packing location.

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

Spirits

Since 2014 we have developed or acquired award-winning spirits while evolving to meet the growing demand for quality products and services associated within the burgeoning craft and premium beverage trade. Our portfolio includes originals like the Quercus garryana barrel-finished Burnside Whiskey family, Portland Potato Vodka, Hue-Hue Coffee Rum, and Azuñia Tequilas.

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

Production and Supply

Digital printing customers must make a significant investment and bear substantial risks when converting their supply chain to digital printed cans. Customers rely on our ability to produce and supply critical components on a timely basis. Likewise, Craft C+P has made significant investments in technology, processes and its supply chain to deliver digitally printed cans ready for co-packing. We have a limited number of contracts with both equipment and material suppliers as well as logistics providers that form the core of our supply chain.

Our Spirits business production and supply chain involves several important stages, including bottle and label design, raw materials procurement, filling the bottles, and packaging the bottles in various configurations for shipment. To achieve a unique flavor profile for each brand, we use one or more of the following techniques: infusion of fruit, addition of natural flavorings, blending of products, and aging in selected casks. Once the final profile is approved and quality control standards are met, we filter the liquid as needed and bottle the product.

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

Significant Customers

Sales to one customer, the Oregon Liquor Control Commission, accounted for approximately 19% and 18% of our consolidated sales for the years ended December 31, 2023 and 2022, respectively.

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

Seasonality

Our Craft C+P business typically has peak sales mid to late summer. Our spirits business has historically followed the spirits industry seasonality trends with peak sales generally occurring in the fourth calendar quarter in spirits, primarily due to seasonal holiday buying.

Competition

We are the only digital can printing business in the United States operating in the Pacific Northwest. However, we compete with other digital can decorating companies in other regional markets and other can decorating companies that offer different decorating technologies. These alternative suppliers can produce can decorations at lower costs than our technology as well as at greater volumes.

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

Over the past ten years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today, we believe seven major companies dominate the market: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari-Milano S.p.A., and Rémy Cointreau S.A. These competitors have substantially greater resources than we do due to their scale and ability to more effectively leverage the three-tier distribution system. Our spirits business has been repositioned to compete regionally in key markets where we have the greatest competitive advantage.

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

Employees

As of April 1, 2024, we have 47 employees, 7 of whom are in sales and marketing, 33 in printing/production/canning/bottling, and 7 of whom are in administration. We will continue to monitor our staffing while streamlining our operations for working capital needs.

Geographic Information

Craft C+P operates in one state. Spirits currently sells its products in 23 states.

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

RISKS RELATING TO OUR BUSINESS

We expect to continue to produce net operating losses in 2024.

We believe that we will continue to incur net losses in 2024. We also anticipate that our operating and investing cash needs may exceed our income from sales in 2024. Results of operations will depend upon numerous factors, some of which are beyond our control, including but not limited to new entrants, competitive activity, government regulations and increase in tax. We also incur substantial operating expenses at the corporate level, including costs directly related to being a reporting company with the SEC.

We may be unsuccessful monetizing spirits assets in 2024.

On December 14, 2022, we announced the intent to pursue the sale of one or more of our spirits assets. Although the process is ongoing, there is a possibility that we may not successfully sell a spirit asset and generate significant cash from the sale. Completion of a sale on favorable terms, including the modification of certain debt provisions to allocate a portion of the proceeds for purposes other than debt repayment, may also prove challenging.

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

We have incurred significant debt under promissory notes and rely on payment terms from key customers. Much of our debt is secured by our bulk spirits inventory and other assets, including assets in Craft C+P. Our ability to meet our debt service obligations depends upon our operating and financial performance, which is subject to general economic and competitive conditions and to financial, business, and other factors affecting our operations, many of which are beyond our control. If we are unable to service our debt, we may need to sell inventory and other material assets, restructure or refinance our debt, or seek additional equity capital. Prevailing economic conditions and global credit markets could adversely impact our ability to do so.

Our debt agreements contain limits on our ability to, among other things, incur additional debt, grant liens, undergo certain fundamental changes, make investments, and dispose of inventory. In 2023, we refinanced debt, which include substantial restrictions that could have important consequences, including the following:

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

In 2023, we issued preferred equity to satisfy a significant amount of debt, which included interest expense. Our secured creditors also granted the Company exemptions on paying certain interest and fees and lengthened the maturities of some debt. There are no assurances we will be able to secure additional debt exchanges or that they may be offered at terms that enable us to sustain operations.

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

Currently, Eastside has one executive employee, Mr. Gwin who functions as both Chief Executive Officer and Chief Financial Officer. Mr. Gwin has no employment contract with the Company.

Failure of our brands to achieve anticipated consumer acceptance would impact sales and profitability.

Most of our brands are relatively new and have not achieved national brand recognition. In addition, financial constraints facing the Company has resulted in underinvestment in the Company’s spirits brands, which has had a negative impact on sales. We have not yet had success growing a brand to a sufficient level to realize corporate wide profitability. Also, brands we may develop and/or acquire in the future may not establish widespread brand recognition. Accordingly, if consumers do not accept our brands at scale, our sales will be limited, and we will not be able to penetrate our markets. Our profitability depends in part on achieving scale. We will need to achieve wider market acceptance of our brands and materially increase sales to achieve profitability.

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

We are required by law to use state-licensed distributors or, in 17 states known as “control states,” state-owned agencies performing this function, to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors. In the past two years at least one distribution has significantly reduced its investment in our spirits brands which has had an adverse effect our business, sales and growth. This could continue into the future. We have engaged new distributors, however they do not have the same scale as the former distributor. We currently distribute our spirits in 23 states.

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

Failure to manage our relationships with suppliers.

Our business depends on our ability to manage our relationships with suppliers and at times we have disputes on contracts, terms and conditions, required payments and our suppliers’ recourse. These disputes have been material at various periods. If we are unable to resolve disputes on a timely basis we could be subject to protracted litigation that would be costly to us. In addition, we, at times, have requested extended payment terms from customers due to cash flow limitations. A number of suppliers have restricted our purchasing ability to cash paid in advance, which negatively impacts us.

We are susceptible to cybersecurity breaches and cyber-related fraud.

We depend on information technology (“IT”) systems, networks, and services, encompassing internet sites, data hosting and processing facilities, as well as hardware (including laptops and mobile devices), along with software and technical applications and platforms. Some of these are overseen, hosted, supplied, and/or utilized by third parties or their vendors, supporting us in the administration of our business.

The escalation of IT security threats and the increasing sophistication of cyber-crime pose a potential hazard to the security of our IT systems, networks, and services, as well as to the confidentiality, availability, and integrity of our data. Should the IT systems, networks, or service providers we rely on encounter malfunctions or if we experience a loss or disclosure of sensitive information due to various causes such as catastrophic events, power outages, or security breaches, and our business continuity plans fail to address these issues promptly, we could face disruptions in managing operations. This may result in reputational, competitive, and/or business harm, potentially adversely impacting our business operations and financial condition. Furthermore, such incidents could lead to the unauthorized disclosure of critical confidential information, causing financial and reputational damage due to the loss or misappropriation of confidential information belonging to us, our partners, employees, customers, suppliers, or consumers. In such scenarios, significant financial and other resources might be required to rectify the damage caused by a security breach or to repair and replace networks and IT systems.

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

Although we maintain liability insurance and will attempt to limit contractually our liability for damages arising from consumer, stakeholder and other lawsuits, these measures may not be sufficient for us to successfully avoid or limit product liability or other related liabilities. Our general liability insurance coverage is limited to $1 million per occurrence and $3 million in the aggregate and $2 million products/completed operations aggregate, and our general liability umbrella policy is limited to $5 million per occurrence and $5 million in the aggregate and $5 million products/completed operations aggregate. We do not have insurance covering employee lawsuits. Further, any contractual indemnification and insurance coverage we have from parties supplying our products is limited, as a practical matter, to the creditworthiness of the indemnifying party and the insured limits of any insurance provided by these suppliers. In any event, extensive product liability claims could be costly to defend and/or costly to resolve and could harm our reputation or business.

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

RISKS RELATED TO OUR COMMON STOCK

We have fallen out of compliance with the requirements for continued listing on Nasdaq.

We had fallen out of compliance with the requirements for continued listing of our common stock on Nasdaq. Specifically, Nasdaq Listing Rule 5550(b)(1) requires that the stockholders’ equity of a listed company must exceed $2.5 million. As of December 31, 2023, we had stockholders’ equity of $0.9 million. We are currently reviewing potential transactions that, if implemented, could remedy the shortfall in our stockholders’ equity. We do not know at this time, however, whether we will be able to remedy the non-compliance. Moreover, even if we are able to remedy the current non-compliance, if we continue to be unprofitable, stockholders’ equity may again fall below the requirement for continued listing, which could result in our common stock being removed from NASDAQ to the facilities of OTC Markets. Losing our NASDAQ listing will make it more challenging to secure growth capital critical to executing our business plan.

In 2023, the Company reduced its debt burden by issuing Series C Preferred Stock that can be converted over time into 1,838,000 shares of common stock, which substantially increased the number of potential shares outstanding.

On September 29, 2023, we issued 296,722 shares of common stock and 200,000 shares of Series C Preferred Stock to The B.A.D. Company, LLC (the “SPV”) in exchange for cancellation by the four members of the SPV of $6.5 million in debt. The 200,000 shares of Series C Preferred Stock can be converted into a total of 1,838,000 shares of our common stock; provided, however, that Series C Preferred Stock can only be converted if, upon completion of the conversion, the common stock owned by the SPV and its affiliates would be less than 9.9% of the total outstanding common stock. Therefore, since the SPV and its affiliates presently own 19.9% of the outstanding common stock, the SPV cannot convert any of the Series C shares. If in the future, however, the SPV sells common stock and reduces its ownership of the outstanding common stock below 9.9%, it will be able to convert its Series C Preferred shares from time to time and offer the common shares for sale. This transaction reduced debt. However it increased the potential amount of common stock that could be sold which over time could increase the amount of stock sold to the public.

Sales of our stock or use of our common stock to satisfy obligations such as the exchange transaction completed in 2023, may impact the market price of our common stock and cause substantial dilution to existing shareholders.

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

We pay certain of our directors, consultants and business partners in our common stock or other securities linked to our common stock, and sometimes settle debts with common stock. Continued use of our stock in this manner, especially if our stock price is trading at a historic low price, may cause dilution to our shareholders and could adversely affect the market price of our common stock.

A decline in the price of our common stock could affect our ability to raise working capital and finance our operations.

A further decline in the price of our common stock could result in a reduction in the liquidity of our common stock and a reduction in our ability to raise capital. A decline in the price of our common stock could be especially detrimental to our liquidity and our operations. Such reductions may force us to reallocate funds from other planned uses and may have a significant negative effect on our business plans and operations, including our ability to develop new services and continue our current operations. If our common stock price further declines, we can offer no assurance that we will be able to raise additional capital or generate funds from operations sufficient to meet our obligations. If we are unable to raise sufficient capital in the future, we may not be able to have the resources to continue our normal operations. In addition, we have entered into certain agreements associated with the 2023 debt for preferred C exchange that will cause further dilution to our equity owners if we issue our common stock at a price below $3.05 per share.

If we are unable to continue as a going concern, our securities will have little or no value.

We have incurred operating losses since our inception, and we expect to continue to incur significant expenses and operating losses for the foreseeable future. Our financial statements have been prepared under the assumption that we will continue as a going concern. Our independent registered public accounting firm included in its audit report for the year ended December 31, 2023 an explanatory paragraph referring to our net loss from operations and accumulated deficit and expressing substantial doubt in our ability to continue as a going concern without additional capital becoming available. If we are unable to generate sufficient cash from operations or obtain additional financing in the future, we might not be able to continue as a going concern. There are no assurances that such financing will be available to us at all or will be available in sufficient amounts or on reasonable terms. Our financial statements do not include any adjustments that may result from the outcome of this uncertainty. If we are unable to generate additional funds in the future through financings, sales of our products or from other sources or transactions, we will exhaust our resources and will be unable to continue operations. If we cannot continue as a going concern, our stockholders would likely lose most or all of their investment in us.

While our derivatives are outstanding, it may be more difficult to raise additional equity capital to fund operations.

There are currently outstanding non-trading, privately issued common stock warrants to purchase shares of our common stock as well as certain debt and preferred shares that are convertible into common stock. If the market price of our common stock rises above the exercise price of the warrants or the conversion price of the convertible instruments during the terms that these derivative securities are outstanding, the holders are likely to take advantage of the opportunity to profit by exercising their warrants or converting their convertibles and then selling the common stock into the market. For that reason, we may find it more difficult to raise additional equity capital while we have these derivatives outstanding.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

We have developed and implemented a cybersecurity risk management program that is designed to protect the confidentiality, integrity, and availability of the Company’s data and systems. Our cybersecurity risk management program includes a cybersecurity incident response plan.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

●	A risk assessment process designed to help identify material cybersecurity risks to our critical systems, information, services, and our broader enterprise IT environment;

●	A security team principally responsible for managing (1) our cybersecurity risk assessment processes, (2) our security controls, and (3) our response to cybersecurity incidents;

●	The use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls;

●	Cybersecurity awareness training of our employees, incident response personnel, and senior management; and

●	A cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents.

Additionally, the Company assesses and manages cybersecurity threats associated with its third-party service providers’ information technology systems that could compromise the Company’s information security or data. Identified cybersecurity threats are communicated to management for review, response and mitigation as appropriate.

As of the date of this filing, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected us, including our operations, business strategy, results of operations, or financial condition. We face risks from cybersecurity threats that, if realized, are likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. For additional information, see Part I, Item 1A: Risk Factors— Risks Relating to our Business: We are susceptible to cybersecurity breaches and cyber-related fraud.

Cybersecurity: Governance

Our Board of Directors considers cybersecurity risk within the Board’s risk oversight function. The Board of Directors has charged management with the responsibility for oversight of cybersecurity risks and incidents and any other risks and incidents relevant to the Company’s computerized information system controls and security. The Board and its Audit Committee oversee management’s implementation of our cybersecurity risk management program.

Implementation and maintenance of our IT systems has been outsourced to a third-party contractor: Tyler Melton Technologies, LLC (“TMT”), which has over ten years of experience in support of cybersecurity for business enterprises. Supervision of the services provided by TMT for the Company is the responsibility of our Corporate Controller, who is charged with the role of assessing and managing our material risks from cybersecurity threats. Our Corporate Controller reviews the efficacy of our cybersecurity program from time to time as circumstances make it appropriate and annually in connection with the annual audit of the Company’s financial statements. Our Corporate Controller renders to the auditor a written report regarding IT general controls, including cybersecurity systems, risk assessment and monitoring practices. The auditor reviews the report in connection with its assessment of the Company’s internal controls over financial reporting, and advises Company management if the report reveals flaws in the Company’s internal controls. Copies of the Corporate Controller’s report are also given to the CEO/CFO and made available to members of the Board of Directors. Copies of the auditor’s report are delivered to the members of the Board of Directors, which reviews and is responsible to cause a remediation of any material inadequacies in the controls environment.

Our Corporate Controller reports to our CEO/CFO on matters of cybersecurity, and together they carry responsibility for our overall cybersecurity risk management program. Our CEO/CFO provides prompt reports to the Board regarding cybersecurity risks and incidents as they are revealed, as well as periodic reports, as appropriate, regarding the Company’s cybersecurity program.

Item 2. PROPERTIES

We leased the following properties as of December 31, 2023:

Location	Principal Activities	Sq Ft	Lease Termination

1601 South 92nd Place, Suite A, Seattle, WA 98108	Craft C+P Operation	9,300	10/01/2025
10100 SE Main St., Milwaukie, OR 97222	Distilling, Blending, Bottling, Warehousing	17,971	10/01/2026
4736 SE 24th Street, Portland, OR 97202	CBD Co-packing Operations	9,000	05/31/2026
2321 NE Argyle, Unit D, Portland, OR 97211	Craft C+P Operation / Corporate Headquarters	50,380	03/01/2027

Item 3. LEGAL PROCEEDINGS

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint seeks damages of $285,000, plus a judicial declaration, due to the Company’s failure to pay for the services. The Company believes that it paid for services rendered, and if any balance is outstanding it is minimal. The Company intends to defend the case vigorously.

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials The Company disputes the allegations and intends to defend the case vigorously.

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

As of April 1, 2024, there were 1,705,987 shares of our common stock outstanding, which were held by 76 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

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

Recent Developments

During 2023, we grew sales at Craft C+P and printed over 14 million cans. Digital can printing represents the majority of our revenue as our customer base and excitement grows. Mobile canning sales continue to decrease as we focus on our digital can printing opportunity. We have undertaken a restructuring of our spirits business decreasing overhead costs and unproductive sales activities.

During 2023, we supplemented cash flow with bulk spirit sales, as we have in other periods. The decline in spirits sales was partially offset by direct sales of 300 barrels for $0.8 million during 2023 and nearly 1,500 barrels for $4.4 million during 2022.

At the beginning of 2023, we started a restructuring plan to lower costs and prepare the brands for reinvestment. While a substantial amount of our raw materials, such as our whiskey, is owned and not susceptible to price inflation, the inflated prices of shipping and other materials, such as glass, are expected to continue through 2024.

Results of Operations

Overview

Year Ended December 31, 2023 Compared to the Year Ended December 31, 2022

(Dollars in thousands)	2023	2022	Variance
Sales	$10,798	$14,327	$(3,529)
Less customer programs and excise taxes	299	444	(145)
Net sales	10,499	13,883	(3,384)
Cost of sales	9,438	11,442	(2,004)
Gross profit	1,061	2,441	(1,380)
Sales and marketing expenses	1,599	2,625	(1,026)
General and administrative expenses	4,646	6,407	(1,761)
(Gain) loss on disposal of property and equipment	(364)	58	(422)
Total operating expenses	5,881	9,090	(3,209)
Loss from operations	(4,820)	(6,649)	1,829
Interest expense	(1,108)	(2,216)	1,108
Impairment loss	(364)	(7,453)	7,089
Loss on debt to equity conversion	(1,321)	-	(1,321)
Other income	78	52	26
Net loss	(7,535)	(16,266)	8,731
Preferred stock dividends	(150)	(150)	-
Net loss attributable to common shareholders	$(7,685)	$(16,416)	$8,731
Gross margin	10%	18%	-8%

Segment information is as follows for the years ended December 31, 2023 and 2022:

(Dollars in thousands)	2023	2022	Variance
Craft C+P
Sales	$6,817	$5,626	$1,191
Net sales	6,712	5,526	1,186
Cost of sales	6,829	6,341	488
Gross profit	(117)	(815)	698
Total operating expenses	2,637	3,494	(857)
Net loss	$(2,749)	$(4,249)	$1,500

Spirits
Sales	$3,981	$8,701	$(4,720)
Net sales	3,787	8,357	(4,570)
Cost of sales	2,609	5,101	2,492
Gross profit	1,178	3,256	(2,078)
Total operating expenses	1,476	2,532	1,056
Impairment loss	364	7,453	(7,089)
Net loss	$(601)	$(6,781)	$6,180

Corporate
Total operating expenses	$1,768	$3,064	$1,296
Loss on debt to equity conversion	1,321	-	1,321
Net loss	$(4,185)	$(5,236)	$1,051

Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

Sales

Sales were $10.8 million and $14.3 million for the years ended December 31, 2023 and 2022, respectively.

Craft C+P

Sales increased for the year ended December 31, 2023 attributable to growth in digital can printing sales. Craft C+P has made substantial investments in digital printing de-emphasizing legacy businesses, including mobile canning. During the year, lower mobile canning sales reduced mobile service revenues and the sales of undecorated cans were replaced with digital printing sales.

Spirits

Spirits sales decreased for the year ended December 31, 2023. The primary reason for the reduction was significant bulk spirits sales that we completed during 2022. For the year ended December 31, 2023, we sold 300 barrels for gross proceeds of $0.8 million. For the year ended December 31, 2022, we sold nearly 1,500 barrels for gross proceeds of $4.4 million.

Sales of tequila decreased during 2023, as we redirected investment into our higher margin Oregon brands. Lower, but more profitable tequila sales substantially reduced revenue in the spirits segment.

Customer programs and excise taxes

Customer programs and excise taxes were $0.3 million and $0.4 million for the years ended December 31, 2023 and 2022, respectively. Spirits discounts were lower for the year ended December 31, 2023 due to lower sales volumes. During the second quarter of 2022, as part of Craft’s asset acquisition, we offered a discount of $0.1 million to the beverage maker for our printing and canning services.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for raw materials, service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $9.4 million and $11.4 million for the years ended December 31, 2023 and 2022, respectively.

Craft C+P

Cost of sales increased for the year ended December 31, 2023 due to growth in printing sales volumes and related inventory costs and scrap related to the printer, partially offset by decreased labor costs. Cost of sales decreased for the year ended December 31, 2023 due to reduced labor costs and an adjustment to depreciation based on the digital can printer’s hours of production, offset by increased scrap related to the printer.

Spirits

Cost of sales decreased for the year ended December 31, 2023 due to lower bulk spirits and distributor sales, in addition to lower tequila volumes and a shift to a higher mix of vodka sales.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $1.1 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively. Bulk sales gross profit was $0.6 million and $2.4 million for the years ended December 31, 2023 and 2022, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 10% and 18% for the years ended December 31, 2023 and 2022, respectively.

Craft C+P

Craft C+P’s gross margin increased for the year ended December 31, 2023 primarily due to continued growth in can printing activities.

Spirits

Gross margin decreased for the year ended December 31, 2023 primarily due to lower sales of bulk spirits in 2023 compared to the prior year and a greater mix of lower margin products such as vodka.

Sales and Marketing Expenses

Sales and marketing expenses were $1.6 million and $2.6 million for the years ended December 31, 2023 and 2022, respectively, due to lower sponsorship costs and reduced headcount as part of spirits restructuring.

General and Administrative Expenses

General and administrative expenses were $4.6 million and $6.4 million for the years ended December 31, 2023 and 2022, respectively, primarily due to decreased professional fees and reduced headcount.

Interest Expense

Interest expense was $1.1 million and $2.2 million for the years ended December 31, 2023 and 2022, respectively. The decrease was primarily due to the amortization of debt issuance costs on agreements that matured during 2022.

Loss on Debt to Equity Conversion

On September 29, 2023, as part of the debt to equity transaction referred to below, we issued 296,722 shares of common stock and 200,000 shares of Series C Preferred Stock. In exchange for that equity, our debts to the members of the SPV were reduced by a total of $6.5 million. During the year ended December 31, 2023, we recognized a loss on the debt to equity conversion of $1.3 million.

Net Income (Loss)

Net loss was $7.5 million and $16.3 million for the years ended December 31, 2023 and 2022, respectively, and included $0.4 million and $7.5 million for an impairment charge related to the Azuñia assets for the years ended December 31, 2023 and 2022, respectively.

Preferred Stock Dividends

Preferred stock dividends were $0.2 million for both years ended December 31, 2023 and 2022, respectively, representing the Series B preferred stock dividend of 6% per annum.

Liquidity and Capital Resources

Our primary capital requirements are for cash used in operating activities and the repayment of debt. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as proceeds from loans and the sale of convertible debt and equity. We have been dependent on raising capital from debt and equity financing to meet our operating needs.

We had an accumulated deficit of $82.7 million as of December 31, 2023, having incurred a net loss of $7.5 million during the year ended December 31, 2023.

On September 29, 2023 we entered into a Debt Satisfaction Agreement with our four principal creditors (the “DSA”). Pursuant to the DSA, $6.5 million of secured debt classified as current liabilities was cancelled in exchange for the issuance of 296,722 shares of common stock and 200,000 shares of Series C Preferred Stock. As a result, as of December 31, 2023, we had $0.4 million of cash on hand with working capital of $0.3 million, an increase of $6.7 million from negative working capital of $(6.4) million as of December 31, 2022.

Our ability to meet our ongoing operating cash needs over the next 12 months depends on asset sales, external financing and improving operating results. The availability of external financing will be largely dependent on improvement in performance, including higher digital can printing revenues and improved gross margins at Craft C+P as well as operational improvements in our Spirits segment.

Our cash flow results for the year ended December 31, 2023 and 2022 were as follows:

(Dollars in thousands)	2023	2022
Net cash flows provided by (used in):
Operating activities	$(1.8)	$(0.9)
Investing activities	$0.1	$(2.3)
Financing activities	$1.4	$0.6

Operating Activities

Total cash used in operating activities was $1.8 million during the year ended December 31, 2023 compared to cash used of $0.9 million during the year ended December 31, 2022. The increase in cash used was primarily attributable to our continued net losses and decreased accrued interest.

Investing Activities

Total cash provided by investing activities was $0.1 million during the year ended December 31, 2023 representing net proceeds from purchases and sales of fixed assets. Total cash used in investing activities was $2.3 million during the year ended December 31, 2022 representing our investment in digital can printing equipment.

Financing Activities

Total cash provided by financing activities was $1.4 million during the year ended December 31, 2023 primarily consisted of proceeds from the issuance of stock. Total cash provided by financing activities was $0.6 million during the year ended December 31, 2022 primarily consisted of net proceeds from sale of a note payable to a related party of $4.5 million and the issuance of common stock of $0.2 million, offset by $2.8 million of principal payments to our secured credit facilities and $1.2 million of payments on principal of notes payable.

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

In connection with the preparation of our financial statements for the year ended December 31, 2023, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

As of December 31, 2023, as a result of the review described above, we found the Azuñia brand to be impaired and reduced its carrying cost by $0.4 million.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Eastside Distilling, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Eastside Distilling, Inc. (the Company) as of December 31, 2023 and 2022, and the related consolidated statements of operations, stockholders’ equity (deficit), and cash flows for each of the years in the two-year period ended December 31, 2023, and the related consolidated notes (collectively referred to as the financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

Evaluation of Intangible Assets

As discussed in Note 3 and 8 to the consolidated financial statements, the Company acquired two entities during 2019 accounted for as business combinations, which required assets and liabilities assumed to be measured at their acquisition date fair values. At each reporting period, certain intangible assets are required to be assessed annually for impairment based on the facts and circumstances at that time. Auditing management’s evaluation of intangible assets can be a significant judgment given the fact that the Company uses management estimates on future revenues and expenses which are not easily able to be substantiated.

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

The Woodlands, TX

April 1, 2024

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2023 and 2022

(Dollars in thousands, except share and per share)

	2023	2022
Assets
Current assets:
Cash	$403	$723
Trade receivables, net	559	836
Inventories	3,212	4,442
Prepaid expenses and other current assets	363	619
Total current assets	4,537	6,620
Property and equipment, net	4,768	5,741
Right-of-use assets	2,602	2,988
Intangible assets, net	5,005	5,758
Other assets, net	568	369
Total Assets	$17,480	$21,476

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,076	$1,728
Accrued liabilities	575	1,509
Deferred revenue	88	18
Current portion of secured credit facilities, net of debt issuance costs	-	3,442
Current portion of note payable, related party	92	4,598
Current portion of notes payable	486	-
Current portion of lease liabilities	888	991
Other current liability, related party	-	725
Total current liabilities	4,205	13,011
Lease liabilities, net of current portion	1,824	2,140
Secured credit facilities, related party	2,700	-
Secured credit facilities, net of debt issuance costs	342	-
Note payable, related party	-	92
Notes payable, net of current portion	7,556	7,749
Total liabilities	16,627	22,992

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 6,000,000 shares and 1,750,000 shares authorized as of December 31, 2023 and 2022, respectively; 1,705,987 and 809,963 shares issued and outstanding as of December 31, 2023 and 2022, respectively	-	-
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 Series B shares issued and outstanding as of both December 31, 2023 and 2022	-	-
Preferred stock, $0.0001 par value; 240,000 shares authorized; 200,000 Series C shares issued and outstanding as of December 31, 2023 and 0 shares issued and outstanding as of December 31, 2022	-	-
Additional paid-in capital	83,559	73,505
Accumulated deficit	(82,706)	(75,021)
Total stockholders’ equity (deficit)	853	(1,516)
Total Liabilities and Stockholders’ Equity (Deficit)	$17,480	$21,476

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

Years Ended December 31, 2023 and 2022

(Dollars and shares in thousands, except per share)

	2023	2022

Sales	$10,798	$14,327
Less customer programs and excise taxes	299	444
Net sales	10,499	13,883
Cost of sales	9,438	11,442
Gross profit	1,061	2,441
Operating expenses:
Sales and marketing expenses	1,599	2,625
General and administrative expenses	4,646	6,407
(Gain) loss on disposal of property and equipment	(364)	58
Total operating expenses	5,881	9,090
Loss from operations	(4,820)	(6,649)
Other income (expense), net
Interest expense	(1,108)	(2,216)
Impairment loss	(364)	(7,453)
Loss on debt to equity conversion	(1,321)	-
Other income	78	52
Total other income (expense), net	(2,715)	(9,617)
Loss before income taxes	(7,535)	(16,266)
Provision for income taxes	-	-
Net loss	(7,535)	(16,266)
Preferred stock dividends	(150)	(150)
Net loss attributable to common shareholders	$(7,685)	$(16,416)

Basic and diluted net loss per common share	$(7.04)	$(21.40)
Basic and diluted weighted average common shares outstanding	1,091	767

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholder’s Equity (Deficit)

Years Ended December 31, 2023 and 2022

(Dollars and shares in thousands)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
(Shares and dollars in thousands)	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2021	2,500	$-	-	$-	740	$-	$72,003	$(58,605)	$13,398
Stock-based compensation	-	-	-	-	-	-	3	-	3
Issuance of common stock for services by third parties	-	-	-	-	28	-	315	-	315
Issuance of common stock for services by employees	-	-	-	-	9	-	205	-	205
Issuance of detachable warrants on notes payable	-	-	-	-	-	-	630	-	630
Shares issued for cash	-	-	-	-	10	-	199	-	199
Preferred stock dividends	-	-	-	-	23	-	150	(150)	-
Net loss	-	-	-	-	-	-	-	(16,266)	(16,266)
Balance, December 31, 2022	2,500	$-	-	$-	810	$-	$73,505	$(75,021)	$(1,516)
Issuance of common stock for services by third parties	-	-	-	-	139	-	568	-	568
Issuance of common stock for services by employees	-	-	-	-	24	-	109	-	109
Shares issued for cash	-	-	-	-	343	-	1,396	-	1,396
Debt to equity conversion	-	-	200	-	297	-	7,831	-	7,831
Preferred stock dividends	-	-	-	-	93	-	150	(150)	-
Net loss	-	-	-	-	-	-	-	(7,535)	(7,535)
Balance, December 31, 2023	2,500	$-	200	$-	1,706	$-	$83,559	$(82,706)	$853

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2023 and 2022

(Dollars in thousands)

	2023	2022
Cash Flows From Operating Activities:
Net loss	$(7,535)	$(16,266)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	1,356	1,520
Bad debt expense	92	87
Other income	(25)	-
Impairment loss	364	7,453
(Gain) loss on disposal of assets	(364)	58
Write off of obsolete fixed assets	25	5
Inventory reserve	42	(47)
Loss on debt to equity conversion	1,321	-
Amortization of debt issuance costs	13	1,155
Interest accrued to secured credit facilities	118	142
Payment of accrued interest on secured credit facilities	(142)	(149)
Write off of debt issuance costs	-	39
Interest accrued to notes payable, related party	-	98
Interest accrued to secured credit facilities, related party	424	-
Payment of accrued interest on secured credit facilities, related party	(348)	-
Issuance of common stock in exchange for services for related parties	109	205
Issuance of common stock in exchange for services for third parties	568	315
Stock-based compensation	-	3
Changes in operating assets and liabilities:
Trade receivables, net	135	483
Inventories	1,219	2,114
Prepaid expenses and other assets	364	(50)
Right-of-use assets	1,085	992
Accounts payable	592	465
Accrued liabilities	(756)	676
Other liabilities, related party	556	725
Deferred revenue	70	18
Net lease liabilities	(1,119)	(918)
Net cash used in operating activities	(1,836)	(877)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	298	180
Purchases of property and equipment	(194)	(2,497)
Net cash provided by (used in) investing activities	104	(2,317)
Cash Flows From Financing Activities:
Proceeds from issuance of stock	1,396	198
Proceeds from secured credit facilities	56	-
Proceeds from note payable, related party	-	8,000
Payments of principal on notes payable, related party	-	(3,500)
Payments of principal on secured credit facilities	(40)	(2,838)
Payments of principal on notes payable	-	(1,219)
Net cash provided by financing activities	1,412	641

Net increase (decrease) in cash	(320)	(2,553)
Cash at the beginning of the period	723	3,276
Cash at the end of the period	$403	$723

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$758	$959
Cash paid for amounts included in measurement of lease liabilities	1,308	951

Supplemental Disclosure of Non-Cash Financing Activity
Dividends issued	$150	$150
Issuance of detachable warrants on notes payable	$-	$630
Right-of-use assets obtained in exchange for lease obligations	$700	$770
Debt exchanged for equity	$6,510	$-
Accrued interest rolled into notes payable	$241	$-
Exchange of assets for services	$77	$-
Future proceeds related to installment sales of equipment	$365	$-

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 47 people in the United States.

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

2. Liquidity

The Company’s primary capital requirements are for cash used in operating activities and the repayment of debt. Funds for the Company’s cash and liquidity needs have historically not been generated from operations but rather from loans as well as from convertible debt and equity financing. The Company has been dependent on raising capital from debt and equity financing to meet the Company’s operating needs.

The Company had an accumulated deficit of $82.7 million as of December 31, 2023, having incurred a net loss of $7.5 million during the year ended December 31, 2023.

The Company reduced debt in 2023 through a debt for preferred swap. However, the Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. In addition, the Company has been negotiating with creditors to reduce the interest burden and improve cash flow. if the Company is unable to reach an agreement with creditors or obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

Although the Company’s audited financial statements for the year ended December 31, 2023 were prepared under the assumption that it would continue operations as a going concern, the report of its independent registered public accounting firm that accompanied the financial statements for the year ended December 31, 2023 contained a going concern explanatory paragraph in which such firm expressed substantial doubt about the Company’s ability to continue as a going concern, based on the financial statements at that time. If the Company cannot continue as a going concern, its stockholders would likely lose most or all of their investment in it.

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

Notes to Consolidated Financial Statements

December 31, 2023

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

The Company recognizes spirits sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, the Company recognizes sales upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return.

In the Craft C+P segment, sales are recognized when printed cans are delivered or when mobile filling services are performed.

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts paid in customer programs totaled $0.2 million for each of the years ended December 31, 2023 and 2022.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million and $0.2 million for the years ended December 31, 2023 and 2022, respectively.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Raw materials account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $0.2 million and $0.7 million for the years ended December 31, 2023 and 2022, respectively.

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

December 31, 2023

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of December 31, 2023, one distributor represented 18% of trade receivables. As of December 31, 2022, one distributor represented 15% of trade receivables. Sales to one distributor customer accounted for 19% of consolidated sales for the year ended December 31, 2023. Sales to one distributor and one wholesale customer together accounted for 40% of consolidated sales for the year ended December 31, 2022.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of December 31, 2023 and 2022, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

None of the Company’s assets or liabilities were measured at fair value as of December 31, 2023 or 2022. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of December 31, 2023 and 2022, the principal amounts of the Company’s notes approximate fair value.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

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

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation and amortization. Depreciation is computed using the straight-line method over the estimated useful lives of the assets, ranging from three to 12.5 years. Amortization of leasehold improvements is computed using the straight-line method over the life of the lease or the useful lives of the assets, whichever is shorter. The cost and related accumulated depreciation and amortization of property and equipment sold or otherwise disposed of are removed from the accounts and any gain or loss is reported as current period income or expense. The costs of repairs and maintenance are expensed as incurred.

Intangible Assets / Goodwill

The Company accounts for certain intangible assets at cost. Management reviews these intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount, an impairment loss would be recognized to write down the asset to its estimated fair value. As of December 31, 2023, the Company performed a qualitative assessment of certain of its intangible and then performed a quantitative analysis after which it was determined that the Azuñia assets were impaired and reduced its carrying cost by $0.4 million.

Long-lived Assets

The Company accounts for long-lived assets, including certain intangible assets, at amortized cost. Management reviews long-lived assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value. The Company performed a qualitative assessment of certain of its long-lived assets as of December 31, 2023 and determined that they were not impaired.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

Comprehensive Income

The Company did not have any other comprehensive income items in either the year ended December 31, 2023 or 2022.

Accounts Receivable Factoring Program

The Company had two accounts receivable factoring programs: one for its spirits customers (the “spirits program”) that had a zero balance as of December 31, 2023 and another for its co-packing customers (the “co-packing program”) that terminated in August 2023. Under the programs, the Company has the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest is charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider has full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company has not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such, the Company has not recognized a service obligation asset or liability. The Company factored $0.7 million of invoices and incurred $20,821 in fees associated with the factoring programs during the year ended December 31, 2023.

Recently Issued Accounting Pronouncements

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). ASU 2023-07 seeks to improve disclosures about a public entity’s reportable segments and add disclosures around a reportable segment’s expenses. The updated guidance is effective for the Company for annual periods beginning January 1, 2024, and interim periods within fiscal years beginning January 1, 2025. The Company does not expect the adoption of this ASU to have a material impact on its financial statements and disclosures.

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures (“ASU 2023-09”). ASU 2023-09 seeks to improve transparency in income tax disclosures by requiring consistent categories and greater disaggregation of information in the rate reconciliation and income taxes paid disclosures. The updated guidance is effective for the Company on January 1, 2025. The Company does not expect the adoption of ASU 2023-09 to have a material impact on its financial statements and disclosures.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

4. Business Segment Information

The Company’s internal management financial reporting consists of Craft C+P, Eastside spirits and corporate. Craft C+P offers digital can printing and co-packing services in Portland, Oregon, allowing it to offer end-to-end production capabilities. Craft C+P operates multiple mobile lines in Oregon. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and to brokers in control states. The Company’s principal area of operation is in the U.S. It has one spirits customer that represents 19% of its revenue. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

Segment information was as follows for the years ended December 31:

(Dollars in thousands)	2023	2022
Craft C+P
Sales	$6,817	$5,626
Net sales	6,712	5,526
Cost of sales	6,829	6,341
Gross profit	(117)	(815)
Total operating expenses	2,637	3,494
Net loss	(2,749)	(4,249)
Gross margin	-2%	-15%

Interest expense	$12	$44
Depreciation and amortization	1,207	1,359
Significant noncash items:
(Gain) loss on disposal of property and equipment	(367)	65
Stock compensation	-	338

Spirits
Sales	$3,981	$8,701
Net sales	3,787	8,357
Cost of sales	2,609	5,101
Gross profit	1,178	3,256
Total operating expenses	1,476	2,532
Net loss	(601)	(6,781)
Gross margin	31%	39%

Depreciation and amortization	$149	$161
Significant noncash items:
(Gain) loss on disposal of property and equipment	3	(7)
Impairment loss	364	7,453

Corporate
Total operating expenses	$1,768	$3,064
Net loss	(4,185)	(5,236)

Interest expense	$1,096	$2,172
Significant noncash items:
Stock compensation	246	325
Loss on debt to equity conversion	1,321	-

Craft C+P’s sales increased from growth in its digital can printing revenues, offset by lower mobile revenues. Spirits’ sales in 2022 included bulk inventory sales of $4.4 million compared to $0.8 million in 2023. During the year ended December 31, 2023, the Company undertook restructuring actions to reduce volumes in unprofitable market segments and incrementally restricting actions to lower production costs and improve profitability.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

5. Inventories

Inventories consisted of the following as of December 31:

(Dollars in thousands)	2023	2022
Raw materials	$2,253	$3,127
Finished goods	959	1,315
Total inventories	$3,212	$4,442

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following as of December 31:

(Dollars in thousands)	2023	2022
Prepayment of fixed assets	$-	$346
Prepayment of inventory	52	-
Future proceeds related to installment sales of equipment	89	-
Other	222	273
Total prepaid expenses and other current assets	$363	$619

7. Property and Equipment

Property and equipment consisted of the following as of December 31:

(Dollars in thousands)	2023	2022	Useful Life (in years)
Furniture and fixtures	$3,410	$4,093	3.0 - 7.0
Digital can printer	3,649	3,649	12.5
Support of digital can printer	695	567	7.0
Leasehold improvements	1,529	1,529	3.5 - 5.0
Vehicles	156	222	5.0
Total cost	9,439	10,060
Less accumulated depreciation	(4,671)	(4,319)
Total property and equipment, net	$4,768	$5,741

Purchases of property and equipment totaled $0.2 million and $2.5 million for the years ended December 31, 2023 and 2022, respectively. Depreciation expense totaled $0.9 million and $1.0 million for the years ended December 31, 2023 and 2022, respectively.

During the year ended December 31, 2023, the Company disposed of fixed assets for proceeds of $0.3 million, including future proceeds of installment sales of $0.4 million, with a net book value of $0.3 million resulting in a gain of $0.4 million. During the year ended December 31, 2022, the Company disposed of fixed assets with a net book value of $0.2 million resulting in a loss on disposal of fixed assets of $0.1 million. During the years ended December 31, 2023 and 2022, the Company wrote off obsolete fixed assets with a net book value of $25,304 and $5,270, respectively.

During the year ended December 31, 2022, the Company entered into a master equity lease agreement with Enterprise FM Trust (“Enterprise”). Per the agreement, the Company delivered to Enterprise the titles to certain vehicles resulting in a loss on disposal of $0.1 million, which is included in the $0.1 million loss from 2022 above. In return, the Company directly leased the vehicles from Enterprise, which also managed the maintenance of the vehicles. In April 2023, the master equity lease agreement matured and the titles to the vehicles were returned to the Company.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

8. Intangible Assets

Intangible assets consisted of the following as of December 31:

(Dollars in thousands)	2023	2022
Permits and licenses	$25	$25
Azuñia brand	4,153	4,492
Customer lists	2,895	2,895
Total intangible assets	7,073	7,412
Less accumulated amortization	(2,068)	(1,654)
Intangible assets, net	$5,005	$5,758

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.4 million for both the years ended December 31, 2023 and 2022.

The permits and licenses and the Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of December 31, 2023 and 2022, the Company determined that the Azuñia assets were impaired and recorded an impairment cost of $0.4 million and $7.5 million, respectively.

9. Other Assets

Other assets consisted of the following as of December 31:

(Dollars in thousands)	2023	2022
Product branding	$396	$400
Deposits	240	256
Future proceeds related to installment sales of equipment	276	-
Total other assets	912	656
Less accumulated amortization	(344)	(287)
Other assets, net	$568	$369

As of December 31, 2023, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $0.1 million for both the years ended December 31, 2023 and 2022.

The deposits represent office lease deposits.

10. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2023, the amount of right-of-use assets and lease liabilities were $2.6 million and $2.7 million, respectively. Aggregate lease expense for the year ended December 31, 2023 was $1.3 million, consisting of $1.2 million in operating lease expense for lease liabilities and $0.1 million in short-term lease cost.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

Maturities of lease liabilities as of December 31, 2023 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2024	$1,031
2025	1,020
2026	808
2027	135
2028	-
Thereafter	-
Total lease payments	2,994
Less imputed interest (based on 6.6% weighted-average discount rate)	(282)
Present value of lease liability	$2,712	2.07

11. Notes Payable

Notes payable consisted of the following as of December 31:

(Dollars in thousands)	2023	2022
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	$486	$7,749
Amended and restated promissory notes payable bearing interest of 8.0%. The notes mature in March 2025. Accrued interest is paid in accordance with an amortization schedule.	7,556	-
Total notes payable	8,042	7,749
Less current portion	(486)	-
Long-term portion of notes payable	$7,556	$7,749

The Company paid $0.1 million and $0.5 million in interest on notes for the years ended December 31, 2023 and 2022, respectively.

Maturities on notes payable as of December 31, 2023 were as follows:

(Dollars in thousands)
2024	$486
2025	7,556
2026	-
2027	-
2028	-
Thereafter	-
$8,042

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with Aegis and other creditors, pursuant to which the Aegis Note was amended and restated. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest of $1.9 million were exchanged for equity issued to a special purpose vehicle, The B.A.D. Company, LLC (the “SPV”), in which Aegis holds a 29% interest. As of December 31, 2023, the principal balance of the Aegis Note was $2.6 million and interest expense accrued was $0.4 million.

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

December 31, 2023

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with the Subscribers and other creditors, pursuant to which the Maturity Date of the Notes was extended from November 18, 2022 to March 31, 2025 and interest accrues at 9% per annum. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest on the Notes of $3.3 million was exchanged for equity issued to the SPV, in which the Subscribers held a 50% ownership interest, and the Notes were then amended and restated. As of December 31, 2023, the principal balance was $0.4 million and interest expense accrued was $0.1 million.

13. Income Taxes

The provision for income taxes results in effective tax rates which are different than the federal income tax statutory rate. The provision (benefit) for income taxes for the years ended December 31, 2023 and 2022 were as follows, assuming a 21% federal effective tax rate. The Company also has a state tax rate for Oregon of 6.6% for both the years ended December 31, 2023 and 2022.

The provision of income taxes for the years ended December 31, 2023 and 2022 were as follows:

(Dollars in thousands)	2023	2022
Expected federal income tax benefit	$(1,478)	$(3,190)
State income taxes after credits	(497)	(1,074)
Change in allowance	1,975	4,264
Total provision for income taxes	$-	$-

The components of the net deferred tax assets and liabilities as of December 31 consisted of the following:

(Dollars in thousands)	2023	2022
Deferred tax assets
Net operating loss carryforwards	$23,673	$21,325
Stock-based compensation	896	895
Total deferred tax assets	24,569	22,220

Deferred tax liability
Depreciation and amortization	(2,444)	(2,070)
Total deferred tax liability	(2,444)	(2,070)
Valuation Allowance	(22,125)	(20,150)
Net deferred tax assets	$-	$-

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

As of December 31, 2023, the Company has a cumulative net operating loss carryforward (“NOL”) of approximately $74 million, to offset against future income for federal and state tax purposes. These federal and state NOLs can be carried forward for 20 and 15 years, respectively. The federal NOLs begin to expire in 2034, and the state NOLs begin to expire in 2029. The utilization of the net operating loss carryforwards may be subject to substantial annual limitation due to ownership change provisions of the Internal Revenue Code of 1986 (as amended, the Internal Revenue Code) and similar state provisions. In general, if the Company experiences a greater than 50 percentage aggregate change in ownership of certain significant stockholders over a three-year period (a “Section 382 ownership change”), utilization of its pre-change NOL carryforwards are subject to an annual limitation under Section 382 of the Internal Revenue Code (and similar state laws). The annual limitation generally is determined by multiplying the value of the Company’s stock at the time of such ownership change (subject to certain adjustments) by the applicable long-term tax-exempt rate. Such limitations may result in expiration of a portion of the NOL carryforwards before utilization and may be substantial.

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

14. Commitments and Contingencies

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

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials. The Company disputes the allegations and intends to defend the case vigorously.

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

15. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of December 31, 2023 and 2022.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

16. Stockholders’ Equity

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

Pursuant to the DSA, on September 29, 2023, the Company issued to the SPV 296,722 shares of the Company’s common stock and 200,000 shares of its Series C Preferred Stock, and executed a Registration Rights Agreement providing that the Company will register for public resale that common stock and the common stock issuable upon conversion of the Series C Preferred Stock. In exchange for that equity, the Company’s debts to the members of the SPV were reduced by a total of $6.5 million and the Company recognized a loss on the conversion of $1.3 million for the year ended December 31, 2023. Specifically, the debt was reduced as follows:

●	the principal balance of the Secured Promissory Note issued by the Company to Aegis on October 6, 2022 was reduced by $1.9 million;

●	the Company’s debt to LDI of $1.4 million arising from advances made by LDI to the Company during the past 10 months was eliminated;

●	the aggregate principal balance of the Secured Convertible Promissory Notes issued by the Company to Bigger in April and May of 2021 was reduced by $1.6 million; and

●	the aggregate principal balance of the Secured Convertible Promissory Notes issued by the Company to District 2 in April and May of 2021 was reduced by $1.6 million.

Further pursuant to the DSA:

●	the maturity date of the secured debt listed above as well as unsecured notes issued by the Company and held by Bigger and District 2 in the aggregate amount of $7.4 million was deferred to March 31, 2025 and the interest rate on all such debt was increased to 8% per annum;

●	the Company, Aegis, Bigger and District 2 entered into an Intercreditor Agreement, pursuant to which the remaining secured debt obligations of the Company to Aegis, Bigger and District 2 were made pari passu;

●	the Common Stock Purchase Warrant issued by the Company to TQLA LLC on March 21, 2022, which permits TQLA LLC to purchase up to 145,834 shares of the Company’s common stock, was amended to prevent any exercise of the Warrant that would result in the portion of the cumulative voting power in the Company that the holder and its affiliates may own after the conversion to 9.99%. The Beneficial Ownership Limitation may be increased to 19.99% by the holder upon 61 days advance notice to the Company.

●	Upon the liquidation, dissolution and winding up of the Company, or upon the effective date of a consolidation, merger or statutory share exchange in which the Company is not the surviving entity, the holder of each share of the Series C Preferred Stock shall be entitled to a distribution prior to and in preference of the holders of the common stock.

●	In the event the Company declares a dividend payable in cash or stock to holders of any class of stock, the holder of each share of Series C Preferred Stock shall be entitled to receive a dividend equal in amount and kind to that payable to the holder of the number of shares of the Company’s common stock into which that holder’s Series C Preferred Stock could be converted on the record date for the distribution common stock. The dividends issued on the Company s outstanding Series B Preferred Stock are excluded from this provision.

●	The holders of Series C Preferred Stock shall have no voting rights; except that nothing will limit a holder’s voting rights with respect to shares of any other class of the Company’s common stock held from time to time.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

Issuance of Common Stock

During the year ended December 31, 2023, the Company issued 162,849 shares of common stock to directors and employees for stock-based compensation of $0.7 million. The shares were valued for accounting purposes using the closing share price of the Company’s common stock on the date of grant, within the range of $1.29 to $7.40 per share and issued within the range of $3.05 to $7.40 per share

During the year ended December 31, 2023, the Company sold 343,495 shares of common stock for net proceeds of $1.4 million in at-the-market public placements.

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2023, the Company issued dividends of 92,957 shares of common stock at a VWAP of $1.61 per share to its Series B Preferred stockholders. For the year ended December 31, 2022, the Company issued dividends of 23,004 shares of common stock at a VWAP of $6.60. For both the years ended December 31, 2023 and 2022, the Company accrued $0.2 million of preferred dividends.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2023 the number of shares available for grant under the 2016 Plan reset to 437,993 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of December 31, 2023, there were 2,120 options and 196,619 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

A summary of all stock option activity as of and for the year ended December 31, 2023 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	2,587	$63.20

Options canceled	(467)	87.98
Outstanding as of December 31, 2023	2,120	$57.95

Exercisable as of December 31, 2023	2,120	$57.95

The aggregate intrinsic value of options outstanding as of December 31, 2023 was $0. As of December 31, 2023, all options had vested.

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

The Company did not issue any additional options during the year ended December 31, 2023.

For the years ended December 31, 2023 and 2022, net compensation expense related to stock options was $0 and $2,926, respectively.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

December 31, 2023

From April 19, 2021 through May 12, 2021, the Company issued in a private placement Existing Warrants to purchase up to 45,000 shares of common stock at an exercise price of $52.00 per Warrant Share. On July 30, 2021, the Company entered into Inducement Letters with the holders of the Existing Warrants whereby such holders agreed to exercise for cash their Existing Warrants to purchase the 45,000 Warrant Shares in exchange for the Company’s agreement to issue new warrants (the “New Warrants”) to purchase up to 45,000 shares of common stock (the “New Warrant Shares”). The New Warrants have substantially the same terms as the Existing Warrants, except that the New Warrants have an exercise price of $60.00 per share and are exercisable until August 19, 2026. On September 29, 2023, pursuant to the Debt Satisfaction Agreement (see above), the exercise price of the Existing Warrants was reduced to $33.08 per share and the term during which the Existing Warrants may be exercised was extended to June 23, 2028.

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

A summary of all warrant activity as of and for the year ended December 31, 2023 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2022	201,667	3.8	$33.40	$-

Outstanding as of December 31, 2023	201,667	3.4	$34.87	$-

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

On September 29, 2023, the Company entered into the DSA with LDI and other creditors. See: Note 16, Stockholders Equity – Debt Satisfaction Agreement. The entire principal and interest on the LDI Note were exchanged for equity issued to the SPV, in which LDI holds a 21% interest.

18. Subsequent Events

During February 2024, LD Investments advanced the Company $0.6 million. The principal owner of LD Investments is Patrick Kilkenny.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our CEO and CFO, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). While our initial assessment, completed on December 31, 2023 deemed internal controls effective, based upon a further evaluation of market conditions during our annual audit, which was conducted subsequent to December 31, 2023, we modified management’s initial estimates and projections used in our asset impairment in a manner that caused audit adjustments. Accordingly, management concluded there was a material weakness in our internal control over financial reporting as of December 31, 2023 based on the COSO framework criteria since management lacked a formal policy of inputs in testing for impairment resulting in adjusting journal entries.

25

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

During the quarter ended December 31, 2023, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2024 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2023.

26

Item 15. EXHIBITS

(a)(1)	Financial Statements
The following documents are included in Item 8 of this report:
Report of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2023 and 2022
Consolidated Statements of Operations for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Stockholders’ Equity (Deficit) for the Years Ended December 31, 2023 and 2022
Consolidated Statements of Cash Flows for the Years Ended December 31, 2023 and 2022
Notes to Consolidated Financial Statements
(a)(2)	Financial Statement Schedules
These schedules are omitted because they are not required or because the information is set forth in the financial statements or the notes thereto.
(a)(3)	Exhibits
See Exhibit Index.

EXHIBIT INDEX

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 13, 2021 and filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.7	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.8	Certificate of Designation of Series C Preferred Stock filed on September 28, 2023 - filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference
3.9	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.10	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated August 8, 2019 and filed on August 9, 2019 and incorporated by reference herein.
4.1	Warrant dated October 26, 2021 issued to the Purchaser of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
10.1	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.2	Asset Purchase Agreement, filed as Exhibit 1.1 to the Registrant’s Current Report on Form 8-K dated September 12, 2019 and filed on September 16, 2019 and incorporated by reference herein.
10.3	Debt Satisfaction Agreement dated September 29, 2023 among Eastside Distilling, Inc., The B.A.D. Company, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP, LDI Investments, LLC and TQLA, LLC - filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference
10.4	Note Purchase Agreement dated as of October 6, 2022 among Aegis Security Insurance Company, Eastside Distilling, Inc. and Craft Canning + Bottling LLC., filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 7, 2022 and filed on October 13, 2022 and incorporated herein by reference.
10.5	Secured Promissory Note dated as of October 6, 2022 issued by Eastside Distilling, Inc. to Aegis Security Insurance Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 7, 2022 and filed on October 13, 2022 and incorporated herein by reference.
10.6	Exclusive Purchase Agreement dated August 16, 2019 between Agaveros Unidos de Amatitan, SA. de CV. and Intersect Beverages, LLC., filed as Exhibit 10.32 to the Registrant’s Annual Report on Form 10-K, filed on March 30, 2020 and incorporated by reference herein.
10.7	Assignment, Assumption and Consent Agreement dated September 2019 between the Company, Intersect Beverages, LLC and Agaveros Unidos de Amatitan, SA. de CV., filed as Exhibit 10.33 to the Registrant’s Annual Report on Form10-K, filed on March 30, 2020 and incorporated by reference herein.
10.8	Executive Employment Agreement dated June 5, 2020 between Geoffrey Gwin and the Company, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on June 8, 2020.
21	Subsidiaries of the Registrant
31.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Rule 13a-14(a).
32.1*	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS*	Inline XBRL Instance Document
101.SCH*	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL*	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF*	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB*	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE*	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

Item 16. FORM 10-K SUMMARY

None.

27

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

Signatures	Title	Date

/s/ Geoffrey Gwin	Chief Executive Officer and Chief Financial Officer, Chairman of the Board	April 1, 2024
Geoffrey Gwin

/s/ Robert Grammen	Director	April 1, 2024
Robert Grammen

/s/ Stephanie Kilkenny	Director	April 1, 2024
Stephanie Kilkenny

/s/ Eric Finnsson	Director	April 1, 2024
Eric Finnsson

28