Form 10-K/A
period 2023-12-31
Eastside Distilling, Inc.
filed 2024-04-30
CIK 1534708

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

As of March 31, 2024, 1,705,987 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

Documents Incorporated by Reference: None.

Audit Firm ID	Auditor Name	Auditor Location
2738	M&K CPAS, PLLC	Houston, TX

Explanatory Note

This Amendment No. 1 to Form 10-K (this “Amendment” or “Amendment No. 1”) amends the Annual Report on Form 10-K for the fiscal year ended December 31, 2023 originally filed on April 1, 2024 (the “Original Filing”) by Eastside Distilling, Inc., a Nevada corporation (“Eastside,” “EAST,” the” Company,” “we,” or “us”). We are filing this Amendment to present the information required by Part III of Form 10-K as we will file our definitive proxy statement more than 120 days after the end of our fiscal year ended December 31, 2023. The references in the Original Filing to the incorporation by reference of our definitive proxy statement into Part III of the Original Filing are hereby deleted. In addition, Item 15 of Part IV is being amended solely to include currently dated certifications in accordance with Rule 13a-13(a) promulgated by the SEC under the Securities Exchange Act of 1934, as amended, with paragraphs 3, 4, and 5 omitted, since no financial statements are contained within this Amendment. Because no financial statements are contained within this Amendment, the Company is not including certifications pursuant to Section 906 of the Sarbanes-Oxley Act 0f 2002 or any disclosures with respect to Items 307 or 308 of Regulation S-K.

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

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 31, 2024:

Name	Age	Position
Geoffrey Gwin	56	Chief Executive Officer, Chief Financial Officer and Chairman
Eric Finnsson (1)(2)(3)	62	Director
Robert Grammen (1)(2)(3)	69	Director
Stephanie Kilkenny	52	Director and Corporate Secretary

(1)	Member of the audit committee.
(2)	Member of the compensation committee.
(3)	Member of the nominating and corporate governance committee.

Our board of directors currently consists of four members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our board may establish the authorized number of directors from time to time by resolution.

Our executive officers are each appointed by the board and serve at the board’s discretion.

There are no family relationships among our officers or directors.

Executive Officers

Geoffrey Gwin, age 56, was appointed as our Chief Executive Officer on February 1, 2022 and our Chief Financial Officer as of June 15, 2020. Mr. Gwin previously served as a member of the board of directors from August 2019 through June 2020. Mr. Gwin formed Group G Capital Partners, LLC in 2003 and has continuously managed its related strategies as its Chief Investment Officer. From June 2018 until February 2020, Mr. Gwin was a Member of Quad Capital Management Advisors, LLC and the Managing Member of Group G Capital Partners, LLC. Mr. Gwin was the Chairman of the Board and later a Board Observer of SMArtX Advisory Solutions, Inc., a private company offering technology solutions to wealth advisors, RIA’s and other financial services firms. Mr. Gwin has held positions at Symphony Asset Management, BHF-BANK Aktiengesellschaft, and Citibank, Inc. over the last three decades. Mr. Gwin holds a Bachelor of Science in Business from Wake Forest University and is a Chartered Financial Analyst.

Non-Employee Directors

Eric Finnsson, age 62, was appointed to our Board of Directors on July 30, 2020. Since March 2019, Mr. Finnsson has served as chief financial officer of GLG Life Tech Corporation, a producer of zero calorie natural sweeteners. Prior to joining GLG Life Tech Corporation, Mr. Finnsson worked as an independent consultant, offering finance and business consulting services to start-ups and individuals investing in China. A retired audit partner, Mr. Finnsson worked for KPMG for over 25 years in Canada, Europe and China, including three years specializing in Global Risk Management in KPMG’s International Headquarters. During his time with KPMG in China, Mr. Finnsson specialized in auditing and advising large multinational groups in the food and beverages sector. Mr. Finnsson graduated from The University of British Columbia in 1987 with a major in Economics and received his designation as a Canadian Chartered Accountant in 1990.

Robert Grammen, age 69, was appointed to our Board of Directors on June 15, 2020. Since 1999, Mr. Grammen has been affiliated with EFO Management, LLC, where he currently serves as a managing director. EFO Management, LLC is a family investment office, where Mr. Grammen is responsible for the origination, analysis, structure and execution of direct debt and equity investments across a wide range of asset classes that include IT, healthcare, hospitality, spirits and real estate. Prior to joining EFO Management, LLC, Mr. Grammen served as a vice president of International Trading Group, focusing on the purchase, restructure, and sale of distressed municipal bond debt. Mr. Grammen received his Bachelor of Arts in Economics from Bethany College, Bethany, West Virginia.

Stephanie Kilkenny, age 52, was appointed to our Board of Directors on October 24, 2019. Ms. Kilkenny was the former managing director of Azuñia Tequila, and together with her spouse, owns and controls TQLA, LLC (“TQLA”), the majority owner of Intersect Beverage, LLC. Ms. Kilkenny holds a BS Psychology from Ursinus College in Pennsylvania and relocated to California immediately upon earning her degree. She began her post-college career in Client Services at the corporate offices of Mail Boxes Etc. and as an Operations Manager at the corporate offices of Insurance Express Services. After a few years in the corporate world, Ms. Kilkenny returned to the classroom to study photography and acquire an AA Interior Design from Mesa College. She then opened her own photography and design firm, Adair Interiors, LLC. Stephanie currently serves as Board President of the Lucky Duck Foundation, a non-profit organization that has raised over $10 million dollars for various charitable organizations since Ms. Kilkenny and her husband Patrick founded it in 2005. In 2017, The Lucky Duck Foundation narrowed its focus to alleviating the suffering of San Diego County’s homeless population. Their annual Swing & Soiree event has raised over $1 million dollars per year for the past 5 years.

Board Committees

Audit Committee

Our audit committee oversees the engagement of our independent public accountants, reviews our audited financial statements, meets with our independent public accountants to review internal controls and reviews our financial plans. Our audit committee currently consists of Eric Finnsson, who is the chair of the committee, and Robert Grammen. Each of Messrs. Finnsson and Grammen have been determined by our Board of Directors to be independent in accordance with Nasdaq and SEC standards. Our Board of Directors has also designated Mr. Finnsson as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that Mr. Finnsson possesses the requisite “financial sophistication” under applicable Nasdaq rules. The audit committee operates under a written charter which is available on our website at https://www.eastsidedistilling.com/investors. Both our independent registered accounting firm and internal financial personnel regularly meet with our audit committee and have unrestricted access to the audit committee. Each member of the audit committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the audit committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

Compensation Committee

Our compensation committee reviews and recommends policies, practices and procedures relating to compensation for our directors and officers and advises and consults with our officers regarding the compensation of managerial personnel and its relation to corporate development. Our compensation committee currently consists of Eric Finnsson, who is the chair of the committee, and Robert Grammen, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. Each member of our compensation committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act, and an outside director, as defined pursuant to Section 162(m) of the Internal Revenue Code of 1986, as amended. The compensation committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Nominating and Corporate Governance Committee

Our nominating and corporate governance committee evaluates the composition, size and governance of our Board of Directors and its committees, evaluates and recommends candidates for election to our Board of Directors, establishes a policy for considering stockholder nominees and reviewing our corporate governance principles and provides recommendations to the Board of Directors. Our nominating committee currently consists of Robert Grammen, who is the chair of the committee, and Eric Finnsson, each of whom has been determined by our Board of Directors to be independent in accordance with Nasdaq standards. The nominating committee operates under a written charter which is available on the Company’s website at https://www.eastsidedistilling.com/investors.

Board Diversity Matrix

Board Diversity Matrix (As of March 31, 2024)
	Female		Male
Total Number of Directors		4
Part I: Gender Identity
Directors	1		3
Part II: Demographic Background
Hispanic or Latinx	0
White	1		3
Two or More Races or Ethnicities	0

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

Item 11. EXECUTIVE COMPENSATION

The following table sets forth the compensation awarded to, earned by or paid to our Named Executive Officers for services rendered during the fiscal years ended December 31, 2023 and 2022.

Name and Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	All Other Compensation ($)	Total ($)
Geoffrey Gwin	2023	250,000	-	-	-	250,000
Chief Executive Officer and Chief Financial Officer, Director	2022	250,000	-	-	-	250,000

Employment Agreement

The Company does not have a formal severance policy or plan applicable to the executive officers as a group.

None of our executive officers is party to a written employment agreement with the Company.

Outstanding Equity Awards at 2023 Fiscal Year-End

There were no equity awards made to any of the Named Executive Officers that were outstanding as of December 31, 2023.

2023 Director Compensation

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Total ($)
Eric Finnsson	-	87,500	-	87,500
Robert Grammen	-	87,500	-	87,500
Stephanie Kilkenny	-	33,750	-	33,750
Geoffrey Gwin	-	-	-	-
Elizabeth Levy-Navarro (1)	-	100,250	-	100,250
Joseph Giansante (2)	-	22,137	-	22,137

(1)	Resigned January 22, 2024.
(2)	Resigned August 11, 2023.

Delinquent Section 16(a) Reports

Under U.S. securities laws, directors, certain officers and persons holding more than 10% of our common stock must report their initial ownership of our common stock and any changes in their ownership to the SEC. The SEC has designated specific due dates for these reports and we must identify in this Annual Report on Form 10-K those persons who did not file these reports when due. To our knowledge, based solely on our review of copies of the reports filed with the SEC and the representations of our directors and executive officers, we believe that all reporting requirements for fiscal year 2023 were complied with by each person who at any time during the 2023 fiscal year was a director or an executive officer or held more than 10% of our common stock, except that Elizabeth Levy-Navarro and Eric Finnsson each filed late three reports, Robert Grammen and Stephanie Kilkenny each filed late two reports, and Geoffrey Gwin and Joseph Giansante each filed late one report.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED SHAREHOLDER MATTERS

Common Stock

The following table sets forth information as of March 31, 2024 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding common stock and as to the security and percentage ownership of each of our executive officers and directors and of all of our officers and directors as a group. As of March 31, 2024, the Company had 1,705,987 shares of common stock outstanding.

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

Shares of common stock subject to options or warrants that are currently exercisable or exercisable within 60 days of the date of March 31, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address (1)	Number of Common Shares Beneficially Owned		Percentage Owned
5% Stockholders:
Crater Lake Pte Ltd (2)	46,156	(3)	2.89%
The B.A.D. Company, LLC (4)
Michael Bigger (5)	306,338	(6)	19.76%
TQLA, LLC	145,833	(7)	8.60%

Directors and Named Executive Officers
Geoffrey Gwin	22,216	(8)	1.43%
Eric Finnsson	20,130	(9)	1.18%
Stephanie Kilkenny	451,236	(10)	26.59%
Robert Grammen	94,756	(11)	6.11%
All directors and executive officers as a group (4 persons)	588,338		34.49%

(1)	Unless otherwise noted, the address is c/o Eastside Distilling, Inc., 2321 NE Argyle, Unit D, Portland, Oregon 97211.

(2)	The address is 111 North Bridge Road, #08-19, Peninsula Plaza, Singapore 179098.

(3)	Includes 40,323 shares of common stock issuable upon conversion of 2,500,000 shares of the Company’s Series B Preferred Stock and 5,833 shares of common stock of the registrant issuable upon exercise of warrants at an exercise price of $75.00 per share.

(4)	The address is 14 Wall Street, 2nd Floor, c/o District 2 Capital Fund LP, Huntington, New York 11743.

(5)	The address is 11434 Glowing Sunset Lane, Las Vegas, Nevada 89135.

(6)	The B.A.D. Company, LLC and Michael Bigger, the Managing Member of Bigger Capital, LLC, which is the Manager of The B.A.D. Company, LLC, along with certain affiliates are a “group” as that term is defined by the SEC. Members of the group also own promissory notes convertible into 130,916 shares of common stock, warrants exercisable to purchase 45,000 shares of common stock, and Series C Preferred Stock convertible into 1,838,000 shares of common stock, none of which common shares are included in the table above because the derivative securities contain a 9.99% beneficial ownership limitation on conversion. The information in this note is based on a Schedule 13G filed on October 10, 2023.

(7)	Shares issuable upon exercise of a six-year warrant at a price of $33.08 per share.

(8)	Includes 5,350 shares held by Group G Investments, LP (“Group G Investments”), the general partner of which is Group G Capital Partners, LLC. Mr. Gwin is the managing member and Chief Investment Officer of Group G Capital Partners, LLC and is also a limited partner of Group G Investments. By virtue of his roles with Group G Capital Partners, LLC, he may be deemed to be the indirect beneficial owner of Group G Investments’ portfolio securities; however, he disclaims beneficial ownership of the reported securities, except to the extent of his pecuniary interest therein.

(9)	Includes 250 shares underlying presently exercisable stock options.

(10)	Includes 7,292 shares held in Ms. Kilkenny’s capacity as trustee of the Stephanie A. Kilkenny Trust, 145,833 shares issuable upon exercise of warrants held by TQLA, LLC, which Ms. Kilkenny, together with her spouse, owns and controls; 1,389 warrants held directly by Patrick J. Kilkenny, Trustee of the Patrick J. Kilkenny Revocable Trust, and 296,722 shares owned by The B.A.D. Company, LLC, in which two companies majority-owned by Patrick Kilkenny hold a 50% equity interest. Mr. Kilkenny is the spouse of the Reporting Person.

(11)	Includes 250 shares underlying presently exercisable stock options.

Series B Preferred Stock

The following table sets forth information as of March 31, 2024 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding Series B preferred stock. As of March 31, 2024, we had 2,500,000 shares of Series B preferred stock outstanding.

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

Shares of Series B preferred stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address	Number of Series B Preferred Shares Beneficially Owned	Percentage Owned
5% Stockholders:
Crater Lake Pte Ltd	2,500,000	100.00%
111 North Bridge Road #08-19, Peninsula Plaza Singapore 179098

Series C Preferred Stock

The following table sets forth information as of March 31, 2024 as to each person or group who is known to us to be the beneficial owner of more than 5% of our outstanding Series C preferred stock. As of March 31, 2024, we had 200,000 shares of Series C preferred stock outstanding.

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

Shares of Series C preferred stock subject to options or warrants that are currently exercisable or exercisable within 60 days of March 31, 2024 are considered outstanding and beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

Name And Address	Number of Series C Preferred Shares Beneficially Owned	Percentage Owned
5% Stockholders:
The B.A.D. Company, LLC	200,000	100.00%
14 Wall Street, 2nd Floor c/o District 2 Capital Fund LP Huntington, New York 11743

Equity Compensation Plan Information

The following table provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2023:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders (1)	2,120	$57.95	239,254
Equity compensation plans not approved by security holders	-	-	-
Total	2,120	$57.95	239,254

(1)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). The total number of shares available for the grant of either stock options or compensation stock under the 2016 Plan was initially set at 8,333 shares, subject to adjustment. On January 1, 2017 and pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 15,357 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on December 31 of the preceding calendar year. On October 18, 2017, the Board of Directors approved amendments to the 2016 Plan to (i) increase the number of shares of the common stock that may be issued under the 2016 Plan (the “Aggregate Limit”) by an additional 9,643 shares of common stock, for a total of 25,000 shares of common stock, (ii) increase the number of shares of common stock that may be granted to any participant pursuant to options to purchase common stock and stock appreciation rights under the 2016 Plan in any one year period (the “Individual Option Limit”) from 417 shares to 10,000 shares, (iii) increase the number of shares of common stock that may be granted to any participant pursuant to other awards (the “Individual Award Limit”) under the 2016 Plan in any one year period from 417 shares to 10,000 shares and (iv) increase the number of shares of common stock that may be paid to any one participant under the 2016 Plan for a performance period pursuant to performance compensation awards under the 2016 Plan (the “Individual Performance Award Limit”) from 417 shares to 10,000 shares, which amendments were adopted and approved at the December 2017 meeting of stockholders. On January 1, 2020, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 144,350 shares. On January 1, 2021, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 187,379 shares. On January 1, 2022, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 261,257 shares. On January 1, 2023, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 437,993 shares. On January 1, 2024, pursuant to the plan provisions, the number of shares available for grant under the 2016 Plan reset to 596,307 shares. The exercise price per share of each stock option shall not be less than 100% of the fair market value of the Company’s common stock on the date of grant. As of December 31, 2023, there were 2,120 options, with a weighted-average exercise price of $57.95 per share, and 196,619 RSUs issued under the 2016 Plan, with vesting schedules varying between immediate and three (3) years from the grant date.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2023 as to which the amount involved exceeds the lesser of $0.1 million or one percent (1%) of the average of total assets at year-end for the last two completed fiscal years, which was $0.3 million, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements, which are described above under the headings “Compensation of Directors” and “Executive Compensation.” As of the date of this Annual Report on Form 10-K, there are no proposed transactions as described in the foregoing sentence.

LD Investments LLC

On September 29 2023, the Company entered into a Secured Promissory Note with LD Investments LLC (“LDI”) in the principal amount of $1.4 million, representing advances made by LDI to the Company between December 2022 and August 2023. Patrick Kilkenny is the principal owner of LDI.

On September 29, 2023, the Company entered into the Debt Satisfaction Agreement with LDI and other creditors. See: Debt Satisfaction Agreement below. The entire principal and interest on the LDI Note were exchanged for equity issued to the SPV, in which LDI holds a 21% interest.

Debt Satisfaction Agreement

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement (the “DSA”) with the The B.A.D. Company, LLC (the “SPV”), Aegis Security Insurance Company, Bigger Capital Fund, LP (“Bigger”), District 2 Capital Fund, LP (“District 2”), LDI and TQLA, LLC. The SPV is a special purpose vehicle whose equity is shared 50% by Bigger and District 2 and 50% by Aegis and LDI.

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

Director Independence

Generally, under the listing requirements and rules of Nasdaq, independent directors must comprise a majority of a listed company’s board of directors. Our Board of Directors has undertaken a review of its composition, the composition of its committees and the independence of each director. Our Board of Directors has determined that Eric Finnsson and Robert Grammen are independent within the meaning of Nasdaq listing standards. Accordingly, a majority of our directors is independent, as required under applicable Nasdaq rules. In making this determination, our Board of Directors considered the current and prior relationships that each non-employee director has with our company and all other facts and circumstances our board of directors deemed relevant in determining their independence, including the beneficial ownership of our capital stock by each non-employee director. In making this determination, the Board of Directors considered all transactions set forth under “Certain Relationships and Related Transactions” above.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

M&K CPAS, PLLC (“M&K”) billed us $66,600 in fees for our 2023 annual audit and $64,425 in fees for the completion of our 2022 audit. M&K also billed $37,050 and $34,500 in fees for the review of our quarterly financial statements in 2023 and 2022, respectively.

Audit Related Fees

We paid fees to M&K for assurance and related services of $3,000 and $0 related to other SEC filings in 2023 and 2022, respectively.

Tax Fees

For both the years ended December 31, 2023 and 2022, the aggregate fees billed for tax compliance by M&K were $4,000.

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

Signatures	Title	Date

/s/ Geoffrey Gwin	Chief Executive Officer, Chief Financial and Chairman of the Board	April 30, 2024
Geoffrey Gwin

/s/ Robert Grammen	Director	April 30, 2024
Robert Grammen

/s/ Stephanie Kilkenny	Director	April 30, 2024
Stephanie Kilkenny

/s/ Eric Finnsson	Director	April 30, 2024
Eric Finnsson