Form 10-Q
period 2024-03-31
Eastside Distilling, Inc.
filed 2024-05-13
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 13, 2024, 1,707,751 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-Q

March 31, 2024

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except shares and per share amounts)

	March 31, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$336	$403
Trade receivables, net	673	559
Inventories	3,189	3,212
Prepaid expenses and other current assets	498	363
Total current assets	4,696	4,537
Property and equipment, net	4,571	4,768
Right-of-use assets	2,388	2,602
Intangible assets, net	4,902	5,005
Other assets, net	465	568
Total Assets	$17,022	$17,480

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,392	$2,076
Accrued liabilities	739	575
Deferred revenue	66	88
Current portion of secured credit facilities, related party	2,680	-
Current portion of secured credit facilities, net of debt issuance costs	364	-
Current portion of notes payable	8,079	486
Current portion of notes payable, related party	92	92
Current portion of lease liabilities	903	888
Other current liability, related party	587	-
Total current liabilities	15,902	4,205
Lease liabilities, net of current portion	1,596	1,824
Secured credit facilities, related party	-	2,700
Secured credit facilities, net of debt issuance costs	-	342
Notes payable, net of current portion	-	7,556
Total liabilities	17,498	16,627

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 6,000,000 shares authorized as of March 31, 2024 and December 31, 2023; and 1,707,751 shares and 1,705,987 shares issued and outstanding as of March 31, 2024 and December 31, 2023, respectively	-	-
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 Series B shares issued and outstanding as of both March 31, 2024 and December 31, 2023	-	-
Preferred stock, $0.0001 par value; 240,000 shares authorized; 200,000 Series C shares issued and outstanding as of both March 31, 2024 and December 31, 2023	-	-
Additional paid-in capital	83,561	83,559
Accumulated deficit	(84,037)	(82,706)
Total stockholders’ equity (deficit)	(476)	853
Total Liabilities and Stockholders’ Equity (Deficit)	$17,022	$17,480

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three Months Ended March 31, 2024 and 2023

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	2024	2023

Sales	$2,487	$2,879
Less customer programs and excise taxes	76	26
Net sales	2,411	2,853
Cost of sales	2,225	2,212
Gross profit	186	641
Operating expenses:
Sales and marketing expenses	251	511
General and administrative expenses	1,105	1,364
(Gain) loss on disposal of property and equipment	(120)	6
Total operating expenses	1,236	1,881
Loss from operations	(1,050)	(1,240)
Other income (expense), net
Interest expense	(248)	(329)
Other income (expense)	5	(29)
Total other expense, net	(243)	(358)
Loss before income taxes	(1,293)	(1,598)
Provision for income taxes	-	-
Net loss	(1,293)	(1,598)
Preferred stock dividends	(38)	(38)
Net loss attributable to common shareholders	$(1,331)	$(1,636)

Basic and diluted net loss per common share	$(0.78)	$(2.00)
Basic and diluted weighted average common shares outstanding	1,706	824

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three Months Ended March 31, 2024 and 2023

(Dollars and shares in thousands)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	2,500	$-	-	$-	810	$-	$73,505	$(75,021)	$(1,516)
Issuance of common stock for services by third parties	-	-	-	-	11	-	83	-	83
Issuance of common stock for services by employees	-	-	-	-	12	-	60	-	60
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(1,598)	(1,598)
Balance, March 31, 2023	2,500	$-	-	$-	833	$-	$73,648	$(76,657)	$(3,009)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	2,500	$-	200	$-	1,706	$-	$83,559	$(82,706)	$853
Issuance of common stock for services by third parties	-	-	-	-	2	-	2	-	2
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	2,500	$-	200	$-	1,708	$-	$83,561	$(84,037)	$(476)

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Three Months Ended March 31, 2024 and 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(1,293)	$(1,598)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	306	407
Bad debt expense	(5)	(2)
(Gain) loss on disposal of assets	(120)	6
Write off of obsolete fixed assets	-	54
Inventory reserve	(24)	(19)
Stock dividend payable	(38)	(38)
Amortization of debt issuance costs	13	-
Interest accrued to secured credit facilities	9	78
Payment of accrued interest on secured credit facilities	-	(142)
Interest accrued to notes payable	164	-
Interest accrued to secured credit facilities, related party	61	123
Payment of accrued interest on secured credit facilities, related party	(81)	(141)
Issuance of common stock in exchange for services for third parties	2	83
Issuance of common stock in exchange for services of related parties	-	60
Changes in operating assets and liabilities:
Trade receivables, net	(108)	-
Inventories	47	471
Prepaid expenses and other assets	68	(390)
Right-of-use assets	214	290
Accounts payable	195	350
Accrued liabilities	164	(104)
Other liabilities, related party	581	279
Deferred revenue	(23)	96
Net lease liabilities	(213)	(291)
Net cash used in operating activities	(81)	(428)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	14	-
Purchases of property and equipment	-	(28)
Net cash provided by (used in) investing activities	14	(28)
Cash Flows From Financing Activities:
Net cash provided by financing activities	-	-

Net decrease in cash	(67)	(456)
Cash at the beginning of the period	403	723
Cash at the end of the period	$336	$267

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$81	$323
Cash paid for amounts included in measurement of lease liabilities	158	318

Supplemental Disclosure of Non-Cash Financing Activity
Future proceeds related to installment sales of equipment	$114	$-
Exchange of assets for services	$-	$42

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. The Company manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. The Company currently employs 46 people in the United States.

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

The Company had an accumulated deficit of $84.0 million as of March 31, 2024, having incurred a net loss of $1.3 million during the three months ended March 31, 2024.

The Company reduced debt in 2023 through a debt for preferred equity swap. However, the Company’s ability to meet its ongoing operating cash needs over the next 12 months depends on growing revenues and gross margins, and generating positive operating cash flow primarily through increased sales, improved profit growth, and controlling expenses. In addition, the Company has been negotiating with creditors to reduce the interest burden and improve cash flow. If the Company is unable to reach an agreement with creditors or obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

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

March 31, 2024

(Unaudited)

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2024, its operating results for the three months ended March 31, 2024 and 2023 and its cash flows for the three months ended March 31, 2024 and 2023. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging, LLC (the Company’s acquired fixed co-packing assets). All intercompany balances and transactions have been eliminated on consolidation.

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts recorded in customer programs totaled $48,146 and $(6,382), the latter due to the reversal of a customer discount for the three months ended March 31, 2024 and 2023, respectively.

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $28,158 and $32,136 for the three months ended March 31, 2024 and 2023, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Raw materials account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $26,327 and $0.1 million for the three months ended March 31, 2024 and 2023, respectively.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of March 31, 2024, one customer represented 15% of trade receivables. As of December 31, 2023, one distributor represented 18% of trade receivables. Sales to one distributor accounted for 17% of consolidated sales for the three months ended March 31, 2024. Sales to one distributor and one wholesale customer accounted for 37% of consolidated sales for the three months ended March 31, 2023.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of March 31, 2024 and December 31, 2023, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

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

None of the Company’s assets or liabilities were measured at fair value as of March 31, 2024 or December 31, 2023. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of March 31, 2024 and December 31, 2023, the principal amounts of the Company’s notes approximate fair value.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

Comprehensive Income

The Company did not have any other comprehensive income items in either the three months ended March 31, 2024 or 2023.

Accounts Receivable Factoring Program

The Company had two accounts receivable factoring programs: one for its spirits customers (the “spirits program”) that had a zero balance as of March 31, 2024 and another for its co-packing customers (the “co-packing program”) that terminated in August 2023. Under the programs, the Company had the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest was charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider had full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company had not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but did not receive any fees for acting as the collection agent, and as such, the Company had not recognized a service obligation asset or liability. The Company factored $0.1 million of invoices and incurred $12,244 in fees associated with the factoring programs during the three months ended March 31, 2023.

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

4. Business Segment Information

The Company’s internal management financial reporting consists of Craft C+P, Eastside spirits and corporate. Craft C+P offers digital can printing and co-packing services in Portland, Oregon, allowing it to offer end-to-end production capabilities. Craft C+P operates multiple mobile lines in Oregon. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and to brokers in control states. The Company’s principal area of operation is in the U.S. It has one Craft C+P customer that represents 15% of its revenue. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

Segment information was as follows for the three months ended March 31:

(Dollars in thousands)	2024	2023
Craft C+P
Sales	$1,849	$1,456
Net sales	1,814	1,477
Cost of sales	1,765	1,578
Gross profit	49	(101)
Total operating expenses	638	749
Net loss	(590)	(884)
Gross margin	3%	-7%

Interest expense	$-	$4
Depreciation and amortization	270	368
Significant noncash items:
(Gain) loss on disposal of property and equipment	(120)	6

Spirits
Sales	$638	$1,423
Net sales	597	1,376
Cost of sales	460	634
Gross profit	137	742
Total operating expenses	234	522
Net income (loss)	(92)	221
Gross margin	23%	54%

Depreciation and amortization	$36	$39

Corporate
Total operating expenses	$364	$610
Net loss	(611)	(935)

Interest expense	$248	$325
Significant noncash items:
Stock compensation	67	111

5. Inventories

Inventories consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Raw materials	$2,054	$2,253
Finished goods	1,135	959
Total inventories	$3,189	$3,212

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Prepayment of inventory	$125	$52
Future proceeds related to installment sales of equipment	189	89
Other	184	222
Total prepaid expenses and other current assets	$498	$363

7. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023	Useful Life (in years)
Furniture and fixtures	$3,281	$3,410	3.0 - 7.0
Digital can printer	3,649	3,649	12.5
Support of digital can printer	695	695	7.0
Leasehold improvements	1,529	1,529	3.5 - 5.0
Vehicles	156	156	5.0
Total cost	9,310	9,439
Less accumulated depreciation	(4,739)	(4,671)
Total property and equipment, net	$4,571	$4,768

Purchases of property and equipment for the three months ended March 31, 2024 and 2023 were $0 and $28,098, respectively. Depreciation expense totaled $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

During the three months ended March 31, 2024, the Company disposed of fixed assets for proceeds of $0.1 million, including future proceeds of installment sales of $0.1 million, with a net book value of $0.3 million resulting in a gain of $0.1 million. During the three months ended March 31, 2023, the Company disposed of fixed assets resulting in a loss of $5,901 and wrote off obsolete fixed assets with a net book value of $0.1 million.

8. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Permits and licenses	$25	$25
Azuñia brand	4,153	4,153
Customer lists	2,895	2,895
Total intangible assets	7,073	7,073
Less accumulated amortization	(2,171)	(2,068)
Intangible assets, net	$4,902	$5,005

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.1 million for both the three months ended March 31, 2024 and 2023.

The permits and licenses and the Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of December 31, 2023, the Company determined that the Azuñia assets were impaired and recorded an impairment cost of $0.4 million. No further impairment charge was recorded during the three months ended March 31, 2024.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

9. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Product branding	$396	$396
Deposits	248	240
Future proceeds related to installment sales of equipment	179	276
Total other assets	823	912
Less accumulated amortization	(358)	(344)
Other assets, net	$465	$568

As of March 31, 2024, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $13,750 and $14,286 for the three months ended March 31, 2024 and 2023, respectively.

The deposits represent office lease deposits.

10. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2024, the amount of right-of-use assets and lease liabilities were $2.4 million and $2.5 million, respectively. Aggregate lease expense for the three months ended March 31, 2024 was $0.3 million, consisting of $0.2 million in operating lease expense for lease liabilities and $0.1 million in short-term lease cost.

Maturities of lease liabilities as of March 31, 2024 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2024	$774
2025	1,020
2026	808
2027	135
2028	-
Thereafter	-
Total lease payments	2,737
Less imputed interest (based on 6.6% weighted-average discount rate)	(238)
Present value of lease liability	$2,499	2.57

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

11. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	March 31, 2024	December 31, 2023
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	$486	$486
Amended and restated promissory notes payable bearing interest of 8.0%. The notes mature in March 2025. Accrued interest is paid in accordance with an amortization schedule.	7,593	7,556
Total notes payable	8,079	8,042
Less current portion	(8,079)	(486)
Long-term portion of notes payable	$-	$7,556

The Company paid $0.1 million and $0.5 million in interest on notes for the three months ended March 31, 2024 and 2023, respectively.

Maturities on notes payable as of March 31,2024 were as follows:

(Dollars in thousands)
2024	$486
2025	7,593
2026	-
2027	-
2028	-
Thereafter	-
$8,079

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with Aegis and other creditors, pursuant to which the Aegis Note was amended and restated. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest of $1.9 million were exchanged for equity issued to a special purpose vehicle, The B.A.D. Company, LLC (the “SPV”), in which Aegis holds a 29% interest. As of March 31, 2024, the principal balance of the Aegis Note was $2.6 million and interest expense accrued was $42,122.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with the Subscribers and other creditors, pursuant to which the Maturity Date of the Notes was extended from November 18, 2022 to March 31, 2025 and interest accrues at 9% per annum. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest on the Notes of $3.3 million was exchanged for equity issued to the SPV, in which the Subscribers held a 50% ownership interest, and the Notes were then amended and restated. As of March 31, 2024, the principal balance was $0.4 million and interest expense accrued was $18,367.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

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

14. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of March 31, 2024 and 2023.

15. Stockholders’ Equity

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

March 31, 2024

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

Issuance of Common Stock

During the three months ended March 31, 2024, the Company issued 1,764 shares of common stock to directors and employees for stock-based compensation of $2,046. The shares were valued for accounting purposes using the closing share price of the Company’s common stock on the date of grant of $1.16 per share and issued at $3.05 per share.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the the year ended December 31, 2023, the Company issued dividends of 92,957 shares of common stock at a VWAP of $1.61 per share to its Series B Preferred stockholders. For both the three months ended March 31, 2024 and 2023, the Company accrued $37,500 of preferred dividends.

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

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2023 the number of shares available for grant under the 2016 Plan reset to 437,993 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of March 31, 2024, there were 2,120 options and 196,619 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

A summary of all stock option activity as of and for the three months ended March 31, 2024 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	2,120	$57.95

Outstanding and Exercisable as of March 31, 2024	2,120	$57.95

The aggregate intrinsic value of options outstanding as of March 31, 2024 was $0. As of March 31, 2024, all options had vested.

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

March 31, 2024

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

The Company did not issue any additional options during the three months ended March 31, 2024.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

March 31, 2024

(Unaudited)

A summary of all warrant activity as of and for the three months ended March 31, 2024 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	201,667	3.4	$34.87	$-

Outstanding as of March 31, 2024	201,667	3.4	$34.87	$-

16. Related Party Transactions

The following is a description of transactions since January 1, 2023 as to which the amount involved exceeds the lesser of $0.1 million or one percent (1%) of the average of total assets at year-end for the last two completed fiscal years, which was $0.2 million, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

Aegis Security Insurance Company

On October 7, 2022, the Company entered into a Note Purchase Agreement with Aegis. Pursuant to the Note Purchase Agreement, Aegis purchased from the Company a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). $3.3 million of the purchase price was paid to TQLA, LLC to satisfy a Note purchased from TQLA earlier in 2022. See discussion of the Aegis transaction in Note 12. Patrick Kilkenny is the principal owner of Aegis. TQLA LLC is owned by Stephanie Kilkenny, a member of the Company’s Board of Directors, and her husband, Patrick Kilkenny.

LD Investments LLC

During February 2024, LDI advanced the Company $0.6 million. On September 29 2023, the Company entered into a Secured Promissory Note with LDI in the principal amount of $1.4 million, representing advances made by LDI to the Company between December 2022 and August 2023. Patrick Kilkenny is the principal owner of LDI.

On September 29, 2023, the Company entered into the DSA with LDI and other creditors. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. The entire principal and interest on the LDI Note were exchanged for equity issued to the SPV, in which LDI holds a 21% interest.

17. Subsequent Events

Subsequent to March 31, 2024, the Company was advanced $0.6 million from Bigger and District 2.

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

You should not place undue certainty on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause our expectations to be unfulfilled include those discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2023 entitled “Risk Factors” as well as factors we have not yet anticipated.

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in two segments. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing to customers in the craft beverage industry operating throughout the Pacific Northwest as well as other states. We also provide mobile canning services to the craft beverage industry in Oregon. In addition to these services we offer co-packing services from a single fixed site in Portland, Oregon. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 23 U.S. states. Across both businesses we employ 46 people in the United States.

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

Segments

Craft Canning + Printing

Digital Can Printing

We operate an innovative digital can printing facility that allows us to digitally print high quality graphics on aluminum beverage cans. This technology offers greater flexibility than traditional decoration methods and initially was directed toward smaller craft beverage manufacturers seeking custom graphics of limited releases, vintages, partnerships, and special events. This investment in digital printing at Craft C+P allows us the ability to offer unparalleled customization and flexibility to craft beverage producers seeking direct printing for canning projects of all sizes, while having an annual production capacity of over 20 million cans. One of Craft C+P’s many goals for 2024 is to significantly increase its production capacity.

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

Recent Developments

During March 31, 2024, Craft C+P printed 4.8 million cans compared to 2.5 million during the first quarter of 2023. We have improved our efficiency and throughput of production compared to the prior year period. In addition, Craft C+P has won significant new business from a number of beverage manufacturers during 2024. Spirits did not sell any bulk barrels in the first quarter of 2024 and saw total volume decline by 4% in the quarter.  This is an improvement from the previous twelve months and is driven by strategic pricing moves in key markets.

At the beginning of 2023, we started a restructuring plan to lower costs and prepare the brands for reinvestment. While a substantial amount of our raw materials, such as our whiskey, is owned and not susceptible to price inflation, the inflated prices of shipping and other materials, such as glass, are expected to continue through 2024.

Results of Operations

Overview

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

(Dollars in thousands)	2024	2023	Variance
Sales	$2,487	$2,879	$(392)
Less customer programs and excise taxes	76	26	50
Net sales	2,411	2,853	(442)
Cost of sales	2,225	2,212	13
Gross profit	186	641	(455)
Sales and marketing expenses	251	511	(260)
General and administrative expenses	1,105	1,364	(259)
(Gain) loss on disposal of property and equipment	(120)	6	(126)
Total operating expenses	1,236	1,881	(645)
Loss from operations	(1,050)	(1,240)	190
Interest expense	(248)	(329)	81
Other income (expense)	5	(29)	34
Net loss	(1,293)	(1,598)	305
Preferred stock dividends	(38)	(38)	-
Net loss attributable to common shareholders	$(1,331)	$(1,636)	$305
Gross margin	8%	22%	-14%

Segment information is as follows for the three months ended March 31, 2024 and 2023:

(Dollars in thousands)	2024	2023	Variance
Craft C+P
Sales	$1,849	$1,456	$393
Net sales	1,814	1,477	337
Cost of sales	1,765	1,578	187
Gross profit	49	(101)	150
Total operating expenses	638	749	(111)
Net loss	$(590)	$(884)	$294

Spirits
Sales	$638	$1,423	$(785)
Net sales	597	1,376	(779)
Cost of sales	460	634	(174)
Gross profit	137	742	(605)
Total operating expenses	234	522	(288)
Net income (loss)	$(92)	$221	$(313)

Corporate
Total operating expenses	$364	$610	$(246)
Net loss	$(611)	$(935)	$324

Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

Sales

Sales were $2.5 million and $2.9 million for the three months ended March 31, 2024 and 2023, respectively.

Craft C+P

Sales increased 27% for the three months ended March 31, 2024 attributable to growth in digital can printing sales, partially offset by reduced mobile service revenues and the sales of undecorated cans that have been replaced with digital printing sales. Craft printed 4.8 million cans in the quarter compared to 2.5 million cans in the prior year. The increase was a result of incremental sales to both existing and new customers and improved throughput of production.

Spirits

Spirits sales decreased for the three months ended March 31, 2024. The primary reason for the reduction was significant bulk spirits sales that we completed during 2023. For the three months ended March 31, 2023, we sold 250 barrels for gross proceeds of $0.6 million. In the first quarter of 2024, spirits sold 5,684 cases compared to 5,941 in the prior year, which included a large one-time direct-to-retail sale of 164 cases of Burnside. We have focused investment in spirits on profitable sales channels and regions. As a result, tequila sales decreased through last year and into this year.

Customer programs and excise taxes

Customer programs and excise taxes were $0.1 million and $25,754 for the three months ended March 31, 2024 and 2023, respectively. Craft C+P discounts were higher for the three months ended March 31, 2024 as we on-boarded customers with larger printing runs. Spirits discounts were lower for the three months ended March 31, 2024 due to lower sales volumes.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for raw materials, service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $2.2 million and $2.2 million for the three months ended March 31, 2024 and 2023, respectively.

Craft C+P

Cost of sales increased in the quarter due to higher can volume and incremental inventory costs. We also invested in spare parts in anticipation of higher volumes later in the year.

Spirits

Cost of sales decreased for the three months ended March 31, 2024 due to lower bulk spirits and distributor sales, in addition to lower tequila volumes and a shift to a higher mix of vodka sales.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $0.2 million and $0.6 million for the three months ended March 31, 2024 and 2023, respectively. Bulk sales gross profit was $0.2 million for the three months ended March 31, 2023. Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 8% and 22% for the three months ended March 31, 2024 and 2023, respectively. The prior years gross profit was positively impacted by high margins related to bulk spirits sales.

Craft C+P

Craft C+P’s gross margin increased for the three months ended March 31, 2024 primarily due to continued growth in can printing activities. Margins were negatively impacted by incremental expense in the quarter required to continue to improve production throughput and sustain a 24-hour 7 day a week printing schedule. Margins were also negatively impacted by scrap and inflated can prices.

Spirits

Gross margin decreased for the three months ended March 31, 2024 primarily due to sales of bulk spirits in 2023 and a greater mix of lower margin products in 2024.

Sales and Marketing Expenses

Sales and marketing expenses were $0.3 million and $0.5 million for the three months ended March 31, 2024 and 2023, respectively, due to reduced headcount.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $1.4 million for the three months ended March 31, 2024 and 2023, respectively, primarily due to the related costs of closing unprofitable operations, including reducing staff and exiting leasing agreements at Craft C+P.

Interest Expense

Interest expense was $0.2 million and $0.3 million for the three months ended March 31, 2024 and 2023, respectively.

Net Income (Loss)

Net loss was $1.3 million and $1.6 million for the three months ended March 31, 2024 and 2023, respectively.

Preferred Stock Dividends

Preferred stock dividends were $37,500 million for both three months ended March 31, 2024 and 2023, representing the Series B preferred stock dividend of 6% per annum.

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

We had an accumulated deficit of $84.0 million as of March 31, 2024, having incurred a net loss of $1.3 million during the three months ended March 31, 2024. As of March 31, 2024, we had $0.3 million of cash on hand with negative working capital of $11.2 million.

Our ability to meet our ongoing operating cash needs over the next 12 months depends on asset sales, external financing and improving operating results. The availability of external financing will be largely dependent on improvement in performance, including higher digital can printing revenues and improved gross margins at Craft C+P as well as operational improvements in our Spirits segment.

We have deferred paying interest in the first quarter of 2024 and are engaged in discussions with creditors to resolve a number of outstanding issues. There can be no assurances that we will successfully conclude these discussions and have the cash resources to fund operations.

Our cash flow results for the three months ended March 31, 2024 and 2023 were as follows:

(Dollars in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$(0.1)	$(0.4)
Investing activities	$-	$-
Financing activities	$-	$-

Operating Activities

Total cash used in operating activities was $0.1 million during the three months ended March 31, 2024 compared to $0.4 million used during the three months ended March 31, 2023 primarily due to decreases in net losses.

Investing Activities

Our investing activities in the three months ended March 31, 2024 or 2023 were minimal.

Financing Activities

There were no financing activities during the three months ended March 31, 2024 or 2023.

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

In connection with the preparation of our financial statements for the three months ended March 31, 2024, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of March 31, 2024.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2023, except for the following additions:

If the Company is unable to remedy its shareholder equity deficiency, its common stock may be removed from Nasdaq.

On April 8, 2024, the Staff of the Listing Qualifications Department of the Nasdaq Stock Market notified the Company that it had fallen out of compliance with the requirements for continued listing of the Company’s common stock on Nasdaq. Specifically, Nasdaq Listing Rule 5550(b)(1) requires that the stockholders’ equity of a listed company must exceed $2.5 million. As of March 31, 2024, the Company had a stockholders’ deficit of $0.5 million. Nasdaq has advised the Company that it has until May 23, 2024 to submit a plan to restore stockholders’ equity to sufficient levels or the Company’s common stock would be removed from Nasdaq. The Company can give no assurances that it will be able to submit a sufficient plan on time to be granted an extension.

On March 7, 2024, the Staff of the Listing Qualifications Department of the Nasdaq Stock Market notified the Company that it no longer complies with Nasdaq’s independent director and audit committee requirements as set forth in Listing Rule 5605. Nasdaq however, has provided a cure period to regain compliance prior to the earlier of the Company’s next annual shareholders’ meeting or January 22, 2025.

The Company has deferred paying interest to certain creditors in the first quarter of 2024 and is engaged in discussions with creditors to resolve a number of outstanding issues. There can be no assurances that the Company will successfully conclude these discussions and have the cash resources to fund operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the first quarter of 2024 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the quarter of fiscal year 2024.

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

EASTSIDE DISTILLING, INC.

Date: May 13, 2024	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: May 13, 2024	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

