Form 10-Q
period 2024-06-30
Eastside Distilling, Inc.
filed 2024-08-14
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 14, 2024, 1,763,489 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-Q

June 30, 2024

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except shares and per share amounts)

	June 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$420	$403
Trade receivables, net	1,017	559
Inventories	3,043	3,212
Prepaid expenses and other current assets	467	363
Total current assets	4,947	4,537
Property and equipment, net	4,282	4,768
Right-of-use assets	2,140	2,602
Intangible assets, net	4,798	5,005
Other assets, net	422	568
Total Assets	$16,589	$17,480

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$2,916	$2,076
Accrued liabilities	742	575
Deferred revenue	51	88
Current portion of secured credit facilities, related party	3,323	-
Current portion of secured credit facilities, net of debt issuance costs	935	-
Current portion of notes payable	8,117	486
Current portion of notes payable, related party	92	92
Current portion of lease liabilities	909	888
Other current liability, related party	83	-
Total current liabilities	17,168	4,205
Lease liabilities, net of current portion	1,355	1,824
Secured credit facilities, related party	-	2,700
Secured credit facilities, net of debt issuance costs	-	342
Notes payable, net of current portion	-	7,556
Total liabilities	18,523	16,627

Commitments and contingencies (Note 13)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 6,000,000 shares authorized as of June 30, 2024 and December 31, 2023; and 1,763,489 shares and 1,705,987 shares issued and outstanding as of June 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 Series B shares issued and outstanding as of both June 30, 2024 and December 31, 2023	-	-
Preferred stock, $0.0001 par value; 240,000 shares authorized; 200,000 Series C shares issued and outstanding as of both June 30, 2024 and December 31, 2023	-	-

Additional paid-in capital	83,628	83,559
Accumulated deficit	(85,562)	(82,706)
Total stockholders’ equity (deficit)	(1,934)	853
Total Liabilities and Stockholders’ Equity (Deficit)	$16,589	$17,480

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Six Months Ended June 30, 2024 and 2023

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Sales	$3,061	$2,757	$5,548	$5,636
Less customer programs and excise taxes	109	96	185	122
Net sales	2,952	2,661	5,363	5,514
Cost of sales	2,799	2,635	5,024	4,847
Gross profit	153	26	339	667
Operating expenses:
Sales and marketing expenses	262	369	513	880
General and administrative expenses	1,152	1,194	2,257	2,558
Gain on disposal of property and equipment	(79)	(135)	(199)	(129)
Total operating expenses	1,335	1,428	2,571	3,309
Loss from operations	(1,182)	(1,402)	(2,232)	(2,642)
Other income (expense), net
Interest expense	(308)	(326)	(556)	(655)
Other income	2	85	7	56
Total other income (expense), net	(306)	(241)	(549)	(599)
Loss before income taxes	(1,488)	(1,643)	(2,781)	(3,241)
Provision for income taxes	-	-	-	-
Net loss	(1,488)	(1,643)	(2,781)	(3,241)
Preferred stock dividends	(37)	(37)	(75)	(75)
Net loss attributable to common shareholders	$(1,525)	$(1,680)	$(2,856)	$(3,316)

Basic net loss per common share	$(0.87)	$(1.96)	$(1.65)	$(3.94)
Basic weighted average common shares outstanding	1,745	856	1,726	841

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Six Months Ended June 30, 2024 and 2023

(Dollars and shares in thousands)

(Unaudited)

	Series B Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	2,500	$-	810	$-	$73,505	$(75,021)	$(1,516)
Issuance of common stock for services by third parties	-	-	11	-	83	-	83
Issuance of common stock for services by employees	-	-	12	-	60	-	60
Preferred stock dividends	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	(1,598)	(1,598)
Balance, March 31, 2023	2,500	$-	833	$-	$73,648	$(76,657)	$(3,009)
Issuance of common stock for services by third parties	-	-	-	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	-	-	-
Shares issued for cash	-	-	135	-	651	-	651
Preferred stock dividends	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	(1,643)	(1,643)
Balance, June 30, 2023	2,500	$-	968	$-	$74,299	$(78,337)	$(4,038)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	2,500	$-	200	$-	1,706	$-	$83,559	$(82,706)	$853
Issuance of common stock for services by third parties	-	-	-	-	2	-	2	-	2
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	2,500	$-	200	$-	1,708	$-	$83,561	$(84,037)	$(476)
Issuance of common stock for services by third parties	-	-	-	-	2	-	2	-	2
Issuance of common stock for services by employees	-	-	-	-	53	-	65	-	65
Preferred stock dividends	-	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	-	-	(1,488)	(1,488)
Balance, June 30, 2024	2,500	$-	200	$-	1,763	$-	$83,628	$(85,562)	$(1,934)

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Six Months Ended June 30, 2024 and 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(2,781)	$(3,241)
Adjustments to reconcile net loss to net cash used in operating activities		-
Depreciation and amortization	628	817
Bad debt expense	(5)	9
Other income	-	(25)
Gain on disposal of assets	(199)	(129)
Inventory reserve	(16)	(17)
Stock dividend payable	(75)	(75)
Amortization of debt issuance costs	97	-
Interest accrued to secured credit facilities	18	158
Interest accrued to notes payable	319	-
Payment of accrued interest on secured credit facilities	-	(117)
Interest accrued to secured credit facilities, related party	122	247
Payment of accrued interest on secured credit facilities, related party	(81)	(243)
Issuance of common stock for services by third parties	4	83
Issuance of common stock for services by employees	65	60
Changes in operating assets and liabilities:
Trade receivables, net	(453)	50
Inventories	185	848
Prepaid expenses and other assets	210	(216)
Right-of-use assets	462	497
Accounts payable	600	637
Accrued liabilities	167	(51)
Other liabilities, related party	81	458
Deferred revenue	(37)	136
Net lease liabilities	(448)	(525)
Net cash used in operating activities	(1,137)	(639)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	97	146
Purchases of property and equipment	(2)	(73)
Net cash provided by investing activities	95	73
Cash Flows From Financing Activities:
Proceeds from issuance of stock	-	651
Proceeds from secured credit facilities	1,100	31
Payments of debt issuance on secured credit facilities	(41)	-
Net cash provided by financing activities	1,059	682
Net increase in cash	17	116
Cash at the beginning of the period	403	723
Cash at the end of the period	$420	$839

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$81	$441
Cash paid for amounts included in measurement of lease liabilities	$249	$687

Supplemental Disclosure of Non-Cash Financing Activity
Exchange of assets for services	$-	$42
Future proceeds related to installment sales of equipment	$396	$128

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

The Company had an accumulated deficit of $85.6 million as of June 30, 2024, having incurred a net loss of $2.8 million during the six months ended June 30, 2024.

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

June 30, 2024

(Unaudited)

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2024, its operating results for the three and six months ended June 30, 2024 and 2023 and its cash flows for the six months ended June 30, 2024 and 2023. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc.’s wholly-owned subsidiaries, including Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and its wholly-owned subsidiary Galactic Unicorn Packaging, LLC (the Company’s acquired fixed co-packing assets). All intercompany balances and transactions have been eliminated on consolidation.

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts recorded in customer programs totaled $0.1 million for both the six months ended June 30, 2024 and 2023.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million for both the six months ended June 30, 2024 and 2023.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Raw materials account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $44,482 and $0.1 million for the six months ended June 30, 2024 and 2023, respectively.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of trade receivables. As of June 30, 2024, one customer represented 10% of trade receivables. As of December 31, 2023, one distributor represented 1% of trade receivables. Sales to one distributor accounted for 16% of consolidated sales for the six months ended June 30, 2024. Sales to one distributor and one wholesale customer accounted for 27% of consolidated sales for the six months ended June 30, 2023.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of June 30, 2024 and December 31, 2023, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

None of the Company’s assets or liabilities were measured at fair value as of June 30, 2024 or December 31, 2023. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of June 30, 2024 and December 31, 2023, the principal amounts of the Company’s notes approximate fair value.

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

June 30, 2024

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

Comprehensive Income

The Company did not have any other comprehensive income items in either the six months ended June 30, 2024 or 2023.

Accounts Receivable Factoring Program

The Company had two accounts receivable factoring programs: one for its spirits customers (the “spirits program”) that had a zero balance as of June 30, 2024 and another for its co-packing customers (the “co-packing program”) that terminated in August 2023. Under the programs, the Company had the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest was charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider had full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company had not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but did not receive any fees for acting as the collection agent, and as such, the Company had not recognized a service obligation asset or liability. The Company factored $0.7 million of invoices and incurred $20,821 in fees associated with the factoring programs during the six months ended June 30, 2023.

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

4. Business Segment Information

The Company’s internal management financial reporting consists of Craft C+P, Eastside spirits and corporate. Craft C+P offers digital can printing and co-packing services in Portland, Oregon, allowing it to offer end-to-end production capabilities. Craft C+P operates multiple mobile lines in Oregon. The spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and to brokers in control states. The Company’s principal area of operation is in the U.S. It has one spirits’ customer that represents 16% of its revenue. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

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

Segment information was as follows for the six months ended June 30:

(Dollars in thousands)	2024	2023
Craft C+P
Sales	$4,225	$3,405
Net sales	4,146	3,381
Cost of sales	4,108	3,545
Gross profit	38	(164)
Total operating expenses	1,376	1,314
Net loss	(1,335)	(1,462)
Gross margin	1%	-5%

Interest expense	$-	$8
Depreciation and amortization	560	740
Significant noncash items:
(Gain) loss on disposal of property and equipment	(199)	(132)

Spirits
Sales	$1,323	$2,231
Net sales	1,217	2,133
Cost of sales	916	1,302
Gross profit	301	831
Total operating expenses	481	880
Net income (loss)	(176)	(17)
Gross margin	25%	39%

Depreciation and amortization	$68	$77

Corporate
Total operating expenses	$714	$1,115
Net loss	(1,270)	(1,762)

Interest expense	$556	$647
Significant noncash items:
Stock compensation	76	166

5. Inventories

Inventories consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Raw materials	$2,034	$2,253
Finished goods	1,009	959
Total inventories	$3,043	$3,212

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

6. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Prepayment of inventory	$51	$52
Future proceeds related to installment sales of equipment	233	89
Other	183	222
Total prepaid expenses and other current assets	$467	$363

7. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023	Useful Life (in years)
Furniture and fixtures	$2,933	$3,410	3.0 - 7.0
Digital can printer	3,649	3,649	12.5
Support of digital can printer	695	695	7.0
Leasehold improvements	1,529	1,529	3.5 - 5.0
Vehicles	156	156	5.0
Total cost	8,962	9,439
Less accumulated depreciation	(4,680)	(4,671)
Total property and equipment, net	$4,282	$4,768

Purchases of property and equipment for the six months ended June 30, 2024 and 2023 were $2,200 and $0.1 million, respectively. Depreciation expense totaled $0.4 million and $0.6 million for the six months ended June 30, 2024 and 2023, respectively.

During the six months ended June 30, 2024, the Company disposed of fixed assets for proceeds of $0.1 million, including future proceeds of installment sales of $0.4 million, with a net book value of $0.1 million resulting in a gain of $0.2 million. During the six months ended June 30, 2023, the Company disposed of fixed assets for proceeds of $0.3 million, including future proceeds of installment sales of $0.1 million, with a net book value of $0.2 million resulting in a gain of $0.1 million.

8. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Permits and licenses	$25	$25
Azuñia brand	4,153	4,153
Customer lists	2,895	2,895
Total intangible assets	7,073	7,073
Less accumulated amortization	(2,275)	(2,068)
Intangible assets, net	$4,798	$5,005

The customer list is being amortized over a seven-year life. Amortization expense totaled $0.2 million for both the six months ended June 30, 2024 and 2023.

The permits and licenses and the Azuñia brand have all been determined to have an indefinite life and will not be amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of December 31, 2023, the Company determined that the Azuñia assets were impaired and recorded an impairment cost of $0.4 million. No further impairment charge was recorded during the six months ended June 30, 2024.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

9. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Product branding	$396	$396
Deposits	235	240
Future proceeds related to installment sales of equipment	162	276
Total other assets	793	912
Less accumulated amortization	(371)	(344)
Other assets, net	$422	$568

As of June 30, 2024, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totaled $27,500 and $28,571 for the six months ended June 30, 2024 and 2023, respectively.

The deposits represent office lease deposits.

10. Leases

The Company has various lease agreements in place for facilities, equipment and vehicles. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2027. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2024, the amount of right-of-use assets and lease liabilities were $2.1 million and $2.3 million, respectively. Aggregate lease expense for the six months ended June 30, 2024 was $0.4 million, consisting of $0.5 million in operating lease expense for lease liabilities and $0.1 million in short-term lease cost.

Maturities of lease liabilities as of June 30, 2024 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2024	$499
2025	1,020
2026	808
2027	135
2028	-
Thereafter	-
Total lease payments	2,462
Less imputed interest (based on 6.6% weighted-average discount rate)	(198)
Present value of lease liability	$2,264	2.33

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

11. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	June 30, 2024	December 31, 2023
Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	$486	$486
Amended and restated promissory notes payable bearing interest of 8.0%. The notes mature in March 2025. Accrued interest is paid in accordance with an amortization schedule.	7,631	7,556
Total notes payable	8,117	8,042
Less current portion	(8,117)	(486)
Long-term portion of notes payable	$-	$7,556

The Company paid $0.1 million in interest on notes for the six months ended June 30, 2024 and 2023.

Maturities on notes payable as of June 30, 2024 were as follows:

(Dollars in thousands)
2024	$486
2025	7,631
2026	-
2027	-
2028	-
Thereafter	-
$8,117

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with Aegis and other creditors, pursuant to which the Aegis Note was amended and restated. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest of $1.9 million were exchanged for equity issued to a special purpose vehicle, The B.A.D. Company, LLC (the “SPV”), in which Aegis holds a 29% interest. As of June 30, 2024, the principal balance of the Aegis Note was $2.6 million and interest expense accrued was $0.1 million.

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

June 30, 2024

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with the Subscribers and other creditors, pursuant to which the Maturity Date of the Notes was extended from November 18, 2022 to March 31, 2025 and interest accrues at 9% per annum. See: Note 15, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest on the Notes of $3.3 million was exchanged for equity issued to the SPV, in which the Subscribers held a 50% ownership interest, and the Notes were then amended and restated. As of June 30, 2024, the principal balance was $0.4 million and interest expense accrued was $27,451.

2024 Secured Notes

On May 15, 2024, the Company entered into a Loan Agreement with the SPV, Aegis, Bigger Capital Fund, LP (“Bigger”), District 2 Capital Fund, LP (“District 2”), and LDI Investments, LLC (“LDI”).

Pursuant to the Loan Agreement, Bigger, District 2 and LDI purchased from the Company for $1.1 million cash promissory notes in the aggregate principal amount of $1.1 million (the “2024 Secured Notes”). The 2024 Secured Notes may be satisfied by payment of 110% of principal on or before November 29, 2024, by payment of 130% of principal on or before March 30, 2025 or by payment of 140% of principal on March 31, 2025.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

With each 2024 Secured Note, the Company issued Warrants to purchase a share of the Company’s common stock for $5.00 exercisable for five years after December 2, 2024 if on November 29, 2024 the 2024 Secured Note issued to the Warrant-holder remains unsatisfied. LDI received a Warrant to purchase 598,021 shares and each of Bigger and District 2 received a Warrant to purchase 299,011 shares.

The Loan Agreement provides that if the 2024 Secured Notes have not been satisfied by November 29, 2024, then until March 31, 2025 each of the Subscribers will have the right to purchase a “Kicker Note” in the amount of $0.5 million for LDI or $0.3 million for each of Bigger and District 2 by surrendering debt or equity instruments specified in the Loan Agreement. The Kicker Notes will not bear interest, and may be satisfied by payment of their principal amounts on or before March 31, 2026.

The Company’s obligations under the 2024 Secured Notes and the Kicker Notes (collectively, the “2024 Notes”) are secured by the Company’s pledge of its assets, subject to certain specified exceptions. In connection with the Loan Agreement, the Company, Aegis, Bigger and District 2 amended and restated the Intercreditor Agreement they had executed on September 29, 2023. In the Amended and Restated Intercreditor Agreement, Aegis, Bigger and District 2 subordinate their liens on any barrels of spirits owned by the Company, and the parties agree that the net proceeds of any sale of barrels will be paid to the Subscribers in satisfaction of the 2024 Notes. Commencing when all barrels have been sold, the lien of the Subscribers under the 2024 Notes will become pari passu with the senior lien on the remaining collateral.

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

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials. During June 2024, this case was settled.

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

14. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of June 30, 2024 and 2023.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

15. Stockholders’ Equity

Debt Satisfaction Agreement

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement (the “DSA”) with the SPV, Aegis, Bigger, District 2, LDI and TQLA, LLC. The SPV is a special purpose vehicle whose equity is shared 50% by Bigger and District 2 and 50% by Aegis and LDI.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

Issuance of Common Stock

During the six months ended June 30, 2024, the Company issued 1,764 shares of common stock to a director for stock-based compensation of $2,046. The shares were valued for accounting purposes using the closing share price of the Company’s common stock on the date of grant of $1.16 per share and issued at $3.05 per share. During the six months ended June 30, 2024, the Company issued 55,738 shares of common stock to employees and a consultant for stock-based compensation of $0.1 million at $1.21 per share.

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2023, the Company issued dividends of 92,957 shares of common stock at a VWAP of $1.61 per share to its Series B Preferred stockholders. For both the six months ended June 30, 2024 and 2023, the Company accrued $0.1 million of preferred dividends.

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

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2023 the number of shares available for grant under the 2016 Plan reset to 437,993 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of June 30, 2024, there were 2,120 options and 196,619 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

(Unaudited)

A summary of all stock option activity as of and for the six months ended June 30, 2024 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	2,120	$57.95

Outstanding and Exercisable as of June 30, 2024	2,120	$57.95

The aggregate intrinsic value of options outstanding as of June 30, 2024 was $0. As of June 30, 2024, all options had vested.

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

The Company did not issue any additional options during the three and six months ended June 30, 2024.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

June 30, 2024

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

On May 16, 2024, the Company entered into a Loan Agreement with the SPV, Aegis, Bigger, District 2, and LDI. With each 2024 Secured Note, the Company issued a Warrant to purchase a share of the Company’s common stock for $5.00 exercisable for five years after December 2, 2024 if on November 29, 2024 the 2024 Secured Note issued to the Warrant-holder remains unsatisfied. LDI received a Warrant to purchase 598,021 shares and each of Bigger and District 2 received a Warrant to purchase 299,011 shares.

A summary of all warrant activity as of and for the three and six months ended June 30, 2024 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	201,667	3.4	$34.87	$-

Outstanding as of June 30, 2024	201,667	3.4	$34.87	$-

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

2024 Secured Notes

On May 16, 2024, the Company entered into a Loan Agreement with LDI, see: Note 12, Secured Credit Facilities - 2024 Secured Notes.

17. Subsequent Events

The Company has analyzed its operations subsequent to June 30, 2024 through the date these financial statements were issued, and has determined that it does not have any material subsequent events.

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

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. We operate in two segments. Our Craft Canning + Printing (“Craft C+P”) segment provides digital can printing to customers in the craft beverage industry operating throughout the Pacific Northwest as well as other states. We also provide mobile canning services to the craft beverage industry in Oregon. In addition to these services we offer co-packing services from a single fixed site in Portland, Oregon. Our Spirits segment manufactures, blends, bottles, markets and sells a wide variety of alcoholic beverages under recognized brands in 23 U.S. states. Across both businesses we employ 49 people in the United States.

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

Spirits

Since 2014, we have developed or acquired award-winning spirits while evolving to meet the growing demand for quality products and services associated within the burgeoning craft and premium beverage trade. Our portfolio includes originals like the Quercus garryana barrel-finished Burnside Whiskey family, Portland Potato Vodka, Hue-Hue Coffee Rum, and Azuñia Tequilas.

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

Recent Developments

During the quarter ended June 30, 2024, Craft C+P printed 6.0 million cans compared to 4.2 million during the second quarter of 2023. Craft improved production efficiency compared to the prior year period. In addition, Craft C+P has won significant new business from beverage manufacturers during 2024. Spirits sold minimal bulk barrels in the second quarter of 2024 and saw total volume decline by 12% in the quarter.  The majority of the decline was driven by the reduction of distribution of Azuñia tequila as the we realigned the brand with new distribution partners. Spirits case shipments in the quarter were down -12% with Portland Potato Vodka down -6% and Burnside -17% .

Results of Operations

Overview

Three and Six Months ended June 30, 2024 Compared to the Three and Six Months Ended June 30, 2023

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Variance	2024	2023	Variance
Sales	$3,061	$2,757	$304	$5,548	$5,636	$(88)
Less customer programs and excise taxes	109	96	13	185	122	63
Net sales	2,952	2,661	291	5,363	5,514	(151)
Cost of sales	2,799	2,635	164	5,024	4,847	177
Gross profit	153	26	127	339	667	(328)
Sales and marketing expenses	262	369	(107)	513	880	(367)
General and administrative expenses	1,152	1,194	(42)	2,257	2,558	(301)
Gain on disposal of property and equipment	(79)	(135)	56	(199)	(129)	(70)
Total operating expenses	1,335	1,428	(93)	2,571	3,309	(738)
Loss from operations	(1,182)	(1,402)	220	(2,232)	(2,642)	410
Interest expense	(308)	(326)	18	(556)	(655)	99
Other income	2	85	(83)	7	56	(49)
Net loss	(1,488)	(1,643)	155	(2,781)	(3,241)	460
Preferred stock dividends	(37)	(37)	-	(75)	(75)	-
Net loss attributable to common shareholders	$(1,525)	$(1,680)	$155	$(2,856)	$(3,316)	$460
Gross margin	5%	1%	4%	6%	12%	-6%

Segment information is as follows for the three and six months ended June 30, 2024 and 2023:

	Three Months Ended June 30,			Six Months Ended June 30,
(Dollars in thousands)	2024	2023	Variance	2024	2023	Variance
Craft C+P
Sales	$2,376	$1,949	$427	$4,225	$3,405	$820
Net sales	2,332	1,904	428	4,146	3,381	765
Cost of sales	2,342	1,967	375	4,108	3,545	563
Gross profit	(10)	(63)	53	38	(164)	202
Total operating expenses	738	565	173	1,376	1,314	62
Net loss	$(745)	$(578)	$(167)	$(1,335)	$(1,462)	$127
Gross margin	0%	-3%	3%	1%	-5%	6%

Spirits
Sales	$685	$808	$(123)	$1,323	$2,231	$(908)
Net sales	620	757	(137)	1,217	2,133	(916)
Cost of sales	457	668	(211)	916	1,302	(386)
Gross profit	163	89	74	301	831	(530)
Total operating expenses	247	358	(111)	481	880	(399)
Net loss	$(85)	$(238)	$153	$(176)	$(17)	$(159)
Gross margin	26%	12%	14%	25%	39%	-14%

Corporate
Total operating expenses	$350	$505	$(155)	$714	$1,115	$(401)
Net loss	$(658)	$(827)	$169	$(1,270)	$(1,762)	$492

Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

Sales

Sales were $5.5 million and $5.6 million for the six months ended June 30, 2024 and 2023, respectively, and $3.1 million and $2.8 million for the three months ended June 30, 2024 and 2023, respectively.

Craft C+P

Sales increased 24% and 22% for the six and three months ended June 30, 2024, respectively, attributable to growth in digital can printing sales, partially offset by reduced mobile service. Craft printed 10.7 million and 6.0 million cans during the six and three months ended June 30, 2024, respectively, compared to 6.7 million and 4.2 million cans during the six and three months ended June 30, 2023. The increase was a result of incremental sales to both existing and new customers and improved throughput of production.

Spirits

Spirits sales decreased during the six months ended June 30, 2024 primarily because during the six months ended June 30, 2023 we sold 250 barrels for gross proceeds of $0.6 million, and we sold no barrels during the six months ended June 30, 2024. Spirits sales decreased for the three months ended June 30, 2024 due to market conditions. For the six months ended June 30, 2024, spirits sold 11,563 cases compared to 12,635 cases in the prior year, which included a large one-time direct-to-retail sale of 164 cases of Burnside.

Customer programs and excise taxes

Customer programs and excise taxes were $0.2 million and $0.1 million for the six months ended June 30, 2024 and 2023, respectively, and $0.1 million for both the three months ended June 30, 2024 and 2023. Craft C+P discounts were higher for the six and three months ended June 30, 2024 as we offered tiered discounting to printed sales customers. Spirits discounts were higher for the three and six months ended June 30, 2024 due to competitive pricing moves.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and digital can printing for raw materials, service, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $5.0 million and $4.8 million for the six months ended June 30, 2024 and 2023, respectively, and $2.8 million and $2.6 million for the three months ended June 30, 2024 and 2023, respectively.

Craft C+P

Cost of sales increased in the quarter due to higher can volume and incremental inventory costs. We also continue to invest in spare parts, which are expensed and not capitalized. Incremental production volumes required both investment to improve production inefficiencies and increases in scrap.

Spirits

Cost of sales decreased for the six and three months ended June 30, 2024 due to lower bulk spirits and distributor sales, in addition to lower tequila pricing and raw material savings.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $0.3 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively, and $0.2 million and $26,272 for the three months ended June 30, 2024 and 2023, respectively.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 6% and 12% for the six months ended June 30, 2024 and 2023, respectively, 5% and 1% for the three months ended June 30, 2024 and 2023, respectively.

Craft C+P

Craft C+P’s gross profit and gross margin increased for the six and three months ended June 30, 2024 primarily due to continued growth in digital can printing volumes. Craft C+P margins were impacted by significant growth of new customers, scrap and production inefficiencies.

Spirits

Gross profit and gross margin decreased for the six months ended June 30, 2024 primarily due to bulk spirit sales during the six months ended June 30, 2023. Gross profit and gross margin increased for the three months ended June 30, 2024 due to cost savings initiatives that began in 2023 and continued into the first six months of 2024.

Sales and Marketing Expenses

Sales and marketing expenses were $0.5 million and $0.9 million for the six months ended June 30, 2024 and 2023, respectively, and $0.3 million and $0.4 million for the three months ended June 30, 2024 and 2023, respectively, due to lower marketing expenses and reduced headcount as part of spirits restructuring.

General and Administrative Expenses

General and administrative expenses were $2.3 million and $2.6 million for the six months ended June 30, 2024 and 2023, respectively, and $1.2 million for both the three months ended June 30, 2024 and 2023 primarily due to the related costs of closing unprofitable operations and exiting leasing agreements at Craft C+P.

Interest Expense

Interest expense was $0.6 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively, and $0.3 million for both the three months ended June 30, 2024 and 2023.

Net Income (Loss)

Net loss was $2.8 million and $3.2 million for the six months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.6 million for the three months ended June 30, 2024 and 2023, respectively.

Preferred Stock Dividends

Preferred stock dividends were $75,000 and $37,500 for the six and three months ended June 30, 2024 and 2023, respectively, representing the Series B preferred stock dividend of 6% per annum.

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

We had an accumulated deficit of $85.6 million as of June 30, 2024, having incurred a net loss of $2.8 million during the six months ended June 30, 2024. As of June 30, 2024, we had $0.4 million of cash on hand with negative working capital of $12.2 million.

Our ability to meet our ongoing operating cash needs over the next 12 months depends on asset sales, external financing and improving operating results. The availability of external financing will be largely dependent on improvement in performance, including higher digital can printing revenues and improved gross margins at Craft C+P as well as operational improvements in our Spirits segment.

We have deferred paying interest during 2024 and are engaged in discussions with creditors to resolve a number of outstanding issues. There can be no assurances that we will successfully conclude these discussions and have the cash resources to fund operations.

Our cash flow results for the six months ended June 30, 2024 and 2023 were as follows:

(Dollars in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$(1.2)	$(0.7)
Investing activities	$0.1	$0.1
Financing activities	$1.1	$0.7

Operating Activities

Total cash used in operating activities was $1.2 million during the six months ended June 30, 2024 compared to $0.7 million used during the six months ended June 30, 2023 primarily due to higher accrued interest and amortization of debt issuance costs.

Investing Activities

Total cash provided by investing activities was $0.1 million during the six months ended June 30, 2024 and 2023 representing net proceeds from the sale of fixed assets.

Financing Activities

Total cash provided by financing activities was $1.1 million during the six months ended June 30, 2024 related to net proceeds from our secured credit facilities. Total cash provided by financing activities was $0.7 million during the six months ended June 30, 2023 primarily consisted of proceeds from the issuance of stock.

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

In connection with the preparation of our financial statements for the six months ended June 30, 2024, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of June 30, 2024.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District Court of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials. During June 2024, this case was settled.

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

On April 8, 2024, the Staff of the Listing Qualifications Department of the Nasdaq Stock Market notified the Company that it had fallen out of compliance with the requirements for continued listing of the Company’s common stock on Nasdaq. Specifically, Nasdaq Listing Rule 5550(b)(1) requires that the stockholders’ equity of a listed company must exceed $2.5 million. On June 3, 2024 the Staff extended to October 7, 2024 the date by which Eastside Distilling may regain compliance with the Equity Rule. As of June 30, 2024, the Company had a stockholders’ deficit of $1.9 million. The Company can give no assurances that it will be able to submit a sufficient plan on time to be granted an extension.

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

The Company has deferred paying interest to certain creditors in the first half of 2024 and is engaged in discussions with creditors to resolve a number of outstanding issues. There can be no assurances that the Company will successfully conclude these discussions and have the cash resources to fund operations.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the second quarter of 2024 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the second quarter of fiscal year 2024.

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

EASTSIDE DISTILLING, INC.

Date: August 14, 2024	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: August 14, 2024	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Financial Officer
(Principal Financial and Accounting Officer)

