Form 10-Q
period 2024-09-30
Eastside Distilling, Inc.
filed 2024-11-15
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _________________

Commission File No.: 001-38182

EASTSIDE DISTILLING, INC.

(Exact name of registrant as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

755 Main Street, Building 4, Suite 3

Monroe, CT 06468

(Address of principal executive offices)

Registrant’s telephone number: (484) 800-9154

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

As of November 15, 2024, 4,991,065 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

EASTSIDE DISTILLING, INC.

FORM 10-Q

September 30, 2024

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Eastside Distilling, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except shares and per share amounts)

	September 30, 2024	December 31, 2023
	(unaudited)
Assets
Current assets:
Cash	$310	$306
Trade receivables, net	105	163
Inventories	1,793	2,686
Prepaid expenses and other current assets	176	113
Current assets held for sale	2,640	1,269
Total current assets	5,024	4,537
Property and equipment, net	112	169
Right-of-use assets	430	680
Intangible assets, net	4,178	4,178
Other assets, net	182	247
Non-current assets held for sale	6,298	7,669
Total Assets	$16,224	$17,480

Liabilities and Stockholders’ Equity (Deficit)
Current liabilities:
Accounts payable	$1,388	$1,062
Accrued liabilities	418	465
Current portion of secured credit facilities, related party	3,447	-
Current portion of secured credit facilities, net of debt issuance costs	728	-
Current portion of notes payable	8,155	486
Current portion of notes payable, related party	92	92
Current portion of lease liabilities	191	223
Other current liability, related party	85	-
Current liabilities held for sale	3,124	1,877
Total current liabilities	17,628	4,205
Lease liabilities, net of current portion	213	458
Secured credit facilities, related party	-	2,700
Secured credit facilities, net of debt issuance costs	-	342
Notes payable, net of current portion	-	7,556
Non-current liabilities held for sale	843	1,366
Total liabilities	18,684	16,627

Commitments and contingencies (Note 14)

Stockholders’ equity (deficit):
Common stock, $0.0001 par value; 6,000,000 shares authorized as of September 30, 2024 and December 31, 2023; and 3,140,625 shares and 1,705,987 shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-
Preferred stock, $0.0001 par value; 100,000,000 shares authorized; 2,500,000 Series B shares issued and outstanding as of both September 30, 2024 and December 31, 2023	-	-
Preferred stock, $0.0001 par value; 240,000 shares authorized; 117,586 Series C shares and 200,000 Series C shares issued and outstanding as of September 30, 2024 and December 31, 2023, respectively	-	-

Additional paid-in capital	84,499	83,559
Accumulated deficit	(86,959)	(82,706)
Total stockholders’ equity (deficit)	(2,460)	853
Total Liabilities and Stockholders’ Equity (Deficit)	$16,224	$17,480

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Operations

For the Three and Nine Months Ended September 30, 2024 and 2023

(Dollars and shares in thousands, except per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2024	2023	2024	2023

Sales	$783	$849	$2,106	$3,080
Less customer programs and excise taxes	23	43	129	141
Net sales	760	806	1,977	2,939
Cost of sales	560	638	1,476	1,940
Gross profit	200	168	501	999
Operating expenses:
Sales and marketing expenses	218	303	699	1,180
General and administrative expenses	435	172	1,149	1,287
(Gain) loss on disposal of property and equipment	(1)	-	(1)	3
Total operating expenses	652	475	1,847	2,470
Loss from operations	(452)	(307)	(1,346)	(1,471)
Other income (expense), net
Interest expense	(409)	(203)	(965)	(850)
Loss on debt to equity conversion	-	(1,321)	-	(1,321)
Other income	33	25	37	57
Total other income (expense), net	(376)	(1,499)	(928)	(2,114)
Loss before income taxes	(828)	(1,806)	(2,274)	(3,585)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(828)	(1,806)	(2,274)	(3,585)
Net loss from discontinued operations	(531)	(350)	(1,866)	(1,812)
Net loss	(1,359)	(2,156)	(4,140)	(5,397)
Preferred stock dividends	(38)	(38)	(113)	(113)
Net loss attributable to common shareholders	$(1,397)	$(2,194)	$(4,253)	$(5,510)

Basic net loss per common share	$(0.66)	$(2.00)	$(2.28)	$(5.93)
Basic weighted average common shares outstanding	2,116	1,097	1,862	929

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Stockholders’ Equity (Deficit)

For the Three and Nine months ended September 30, 2024 and 2023

(Dollars and shares in thousands)

(Unaudited)

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2022	2,500	$-	-	$-	810	$-	$73,505	$(75,021)	$(1,516)
Issuance of common stock for services by third parties	-	-	-	-	11	-	83	-	83
Issuance of common stock for services by employees	-	-	-	-	12	-	60	-	60
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(1,598)	(1,598)
Balance, March 31, 2023	2,500	$-	-	$-	833	$-	$73,648	$(76,657)	$(3,009)
Shares issued for cash	-	-	-	-	135	-	651	-	651
Preferred stock dividends	-	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	-	-	(1,643)	(1,643)
Balance, June 30, 2023	2,500	$-	-	$-	968	$-	$74,299	$(78,337)	$(4,038)
Issuance of common stock for services by third parties	-	-	-	-	121	-	373	-	373
Issuance of common stock for services by employees	-	-	-	-	11	-	33	-	33
Shares issued for cash	-	-	-	-	141	-	649	-	649
Debt to equity conversion	-	-	200	-	297	-	7,831	-	7,831
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(2,156)	(2,156)
Balance, September 30, 2023	2,500	$-	200	$-	1,538	$-	$83,185	$(80,531)	$2,654

	Series B Preferred Stock		Series C Preferred Stock		Common Stock		Paid-in	Accumulated	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	(Deficit)
Balance, December 31, 2023	2,500	$-	200	$-	1,706	$-	$83,559	$(82,706)	$853
Issuance of common stock for services by third parties	-	-	-	-	2	-	2	-	2
Preferred stock dividends	-	-	-	-	-	-	-	(38)	(38)
Net loss	-	-	-	-	-	-	-	(1,293)	(1,293)
Balance, March 31, 2024	2,500	$-	200	$-	1,708	$-	$83,561	$(84,037)	$(476)
Issuance of common stock for services by third parties	-	-	-	-	-	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	55	-	67	-	67
Preferred stock dividends	-	-	-	-	-	-	-	(37)	(37)
Net loss	-	-	-	-	-	-	-	(1,488)	(1,488)
Balance, June 30, 2024	2,500	$-	200	$-	1,763	$-	$83,628	$(85,562)	$(1,934)
Shares issued for cash, net of issuance costs	-	-	-	-	442	-	392	-	392
Common stock issued for conversion of Series C Preferred shares	-	-	(82)	-	757	-	-	-	-
Warrants issued in relation to debt issuance	-	-	-	-	-	-	329	-	329
Preferred stock dividends	-	-	-	-	178	-	150	(38)	112
Net loss attributable to common shareholders	-	-	-	-	-	-	-	(1,359)	(1,359)
Balance, September 30, 2024	2,500	$-	118	$-	3,140	$-	$84,499	$(86,959)	$(2,460)

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

For the Nine Months Ended September 30, 2024 and 2023

(Dollars in thousands)

(Unaudited)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(4,140)	$(5,397)
Net loss from discontinued operations	1,866	1,812
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation and amortization	99	114
Bad debt expense	-	19
Impairment loss	-	(25)
(Gain) loss on disposal of assets	(1)	3
Inventory reserve	(2)	(8)
Loss on debt to equity conversion	-	1,321
Stock dividend payable	-	(113)
Amortization of debt issuance costs	236	-
Interest accrued to secured credit facilities	27	71
Interest accrued to notes payable	481	-
Payment of accrued interest on secured credit facilities	-	(142)
Interest accrued to secured credit facilities, related party	183	-
Payment of accrued interest on secured credit facilities, related party	(81)	-
Interest accrued for amounts due to related parties	-	348
Payment of accrued interest on amounts due to related parties	-	(348)
Issuance of common stock for services by third parties	2	94
Issuance of common stock for services by employees	67	456
Changes in operating assets and liabilities:
Trade receivables, net	59	54
Inventories	259	597
Prepaid expenses and other assets	(1)	(48)
Right-of-use assets	250	233
Accounts payable	(39)	93
Accrued liabilities	(47)	(632)
Other liabilities, related party	81	556
Net lease liabilities	(276)	(236)
Net cash used in operating activities of continuing operations	(977)	(1,178)
Net cash used in operating activities of discontinued operations	(626)	(541)
Net cash used in operating activities	(1,603)	(1,719)
Cash Flows From Investing Activities:
Proceeds from sale of fixed assets	-	51
Purchases of property and equipment	-	(60)
Net cash used in investing activities of continuing operations	-	(9)
Net cash provided by (used in) investing activities of discontinued operations	114	(111)
Net cash provided by (used in) investing activities	114	(120)
Cash Flows From Financing Activities:
Proceeds from issuance of stock	393	1,300
Proceeds from secured credit facilities	1,100	56
Net cash provided by financing activities	1,493	1,356
Net increase (decrease) in cash	4	(483)
Cash at the beginning of the period	306	612
Cash at the end of the period	$310	$129

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$12	$1,056
Cash paid for amounts included in measurement of lease liabilities	$234	$254

Supplemental Disclosure of Non-Cash Financing Activity
Dividends issued	$150	$-
Warrants issued in relation to debt issuance	$329	$-
Debt exchanged for equity	$-	$6,510
Accrued interest rolled into notes payable	$-	$241

The accompanying notes are an integral part of these consolidated financial statements.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

1. Description of Business

Eastside Distilling (the “Company” or “Eastside Distilling”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, the Company changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC. On September 4, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with East Acquisition Sub Inc. (“Merger Sub”) and Beeline Financial Holdings, Inc. (“Beeline”). The Merger closed on October 7, 2024. Beeline is a mortgage technology company that operates an end-to-end, all-digital, AI-enhanced platform for homeowners and property investors. The Company currently employs 88 people in the United States, including Beeline’s employees and excluding Craft Canning + Printing (“Craft C+P”) employees.

On September 4, 2024, the Company and its subsidiary, Craft C+P, entered into a Debt Exchange Agreement (the “Debt Agreement”), which closed on October 7, 2024, resulting in the assignment by the Company of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of the Company. Given that the effect of the Debt Agreement meets all the initial criteria of ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations for the classification of held for sale, the assets, liabilities, and operating results of Craft C+P have been classified as held for sale as of September 30, 2024 and December 31, 2023 and for the three and nine months ended September 30, 2024 and 2023. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Subsequent to the execution of the Debt Agreement, the Company organized a subsidiary named “Bridgetown Spirits Corp.” (“Bridgetown”), which was incorporated on October 3, 2024, and assigned to Bridgetown the Company’s business of manufacturing and marketing spirits. Bridgetown manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. Bridgetown’s brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. Bridgetown sells products on a wholesale basis to distributors in open states and through brokers in control states.

2. Liquidity

Through September 30, 2024, the Company’s primary capital requirements have been for cash used in operating activities and for the repayment of debt. Funds for the Company’s cash and liquidity needs have historically not been generated from operations but rather from loans as well as from convertible debt and equity financing. The Company has been dependent on raising capital from debt and equity financing to meet the Company’s operating needs.

The Company had an accumulated deficit of $87.0 million as of September 30, 2024, having incurred a net loss of $4.1 million during the nine months ended September 30, 2024.

On October 7, 2024, the Company satisfied all of its secured debt and $2.5 million of unsecured debt by assigning ownership of its subsidiary, Craft C+P, to the creditors of that debt, who additionally surrendered to the Company 44,279 shares of Series C Preferred Stock. The transaction substantially reduced the Company’s debt obligations. On the same day, Beeline merged into a wholly-owned subsidiary of the Company. Beeline used $8.6 million in operating activities during 2023 and $10.1 million in operating activities during the first six months of 2024, funds that it obtained from a variety of debt and equity financing transactions.

The Company’s ability, therefore, to meet its ongoing operating cash needs over the next 12 months will depend in part on generating positive operating cash flow through increased sales. However, the Company will continue to depend, for the foreseeable future, on debt and/or equity financing. If the Company is unable to obtain additional financing, or additional financing is not available on acceptable terms, the Company may seek to sell assets, reduce operating expenses, reduce or eliminate marketing initiatives, and take other measures that could impair its ability to be successful.

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

September 30, 2024

(Unaudited)

3. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The accompanying unaudited consolidated financial statements for Eastside Distilling, Inc. and subsidiaries were prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2024, its operating results for the three and nine months ended September 30, 2024 and 2023 and its cash flows for the nine months ended September 30, 2024 and 2023. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. The consolidated financial statements include the accounts of Eastside Distilling, Inc. and its wholly-owned subsidiary Bridgetown. The consolidated financial statements also include the accounts of two other wholly-owned subsidiaries, Craft Canning + Bottling, LLC (doing business as Craft Canning + Printing) and Galactic Unicorn Packaging, LLC, presented as assets and liabilities held for sale. All intercompany balances and transactions have been eliminated on consolidation.

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

Customer Programs

Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. The Company reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606 - Revenue from Contracts with Customers. Amounts recorded in customer programs totaled $40,302 and $43,551 for the nine months ended September 30, 2024 and 2023, respectively.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

Excise Taxes

The Company is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. The Company is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. The Company calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws. Excise taxes totaled $0.1 million and $0.2 million for the nine months ended September 30, 2024 and 2023, respectively.

Cost of Sales

Cost of sales consists of all direct costs related to both spirits and canning for service, labor, overhead, packaging, and in-bound freight charges. Raw materials account for the largest portion of the cost of sales, followed by packaging and production costs.

Sales and Marketing Expenses

Sales and marketing expenses consist of sponsorships, agency fees, digital media, salary and benefit expenses, travel and entertainment expenses. Sales and marketing costs are expensed as incurred. Advertising expenses totaled $44,480 and $0.1 million for the nine months ended September 30, 2024 and 2023, respectively.

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

Concentrations

Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of the trade receivables of Bridgetown. As of September 30, 2024, two distributors represented 75% of Bridgetown trade receivables. As of December 31, 2023, three distributors represented 84% of Bridgetown trade receivables. Sales to one distributor accounted for 67% of consolidated sales by Bridgetown for the nine months ended September 30, 2024. Sales to one distributor and one wholesale customer accounted for 69% of consolidated sales of Bridgetown for the nine months ended September 30, 2023.

Fair Value Measurements

GAAP defines fair value, establishes a framework for measuring fair value, and requires certain disclosures about fair value measurements. GAAP permits an entity to choose to measure many financial instruments and certain other items at fair value and contains financial statement presentation and disclosure requirements for assets and liabilities for which the fair value option is elected. As of September 30, 2024 and December 31, 2023, management has not elected to report any of the Company’s assets or liabilities at fair value under the “fair value option” provided by GAAP.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

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

None of the Company’s assets or liabilities were measured at fair value as of September 30, 2024 or December 31, 2023. However, GAAP requires the disclosure of fair value information about financial instruments that are not measured at fair value. Financial instruments consist principally of trade receivables, accounts payable, accrued liabilities, notes payable, and the secured credit facilities. The estimated fair value of trade receivables, accounts payable, and accrued liabilities approximate their carrying value due to the short period of time to their maturities. As of September 30, 2024 and December 31, 2023, the principal amounts of the Company’s notes approximated fair value.

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

September 30, 2024

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

Comprehensive Income

The Company did not have any other comprehensive income items in either of the nine month periods ended September 30, 2024 or 2023.

Accounts Receivable Factoring Program

The Company had two accounts receivable factoring programs: one for its spirits customers (the “spirits program”) that had a zero balance as of September 30, 2024 and another for its co-packing customers (the “co-packing program”) that terminated in August 2023. Under the programs, the Company had the option to sell certain customer account receivables in advance of payment for 75% (spirits program) or 85% (co-packing program) of the amount due. When the customer remits payment, the Company receives the remaining balance. For the spirits program, interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. For the co-packing program, interest was charged against the greater of $0.5 million or the total funds advanced at a rate of 1% plus the prime rate published in the Wall Street Journal. Under the terms of both agreements, the factoring provider had full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that these agreements have met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company had not recognized a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but did not receive any fees for acting as the collection agent, and as such, the Company had not recognized a service obligation asset or liability. The Company factored $0.7 million of invoices and incurred $20,821 in fees associated with the factoring programs during the nine months ended September 30, 2023.

Recently Issued Accounting Pronouncements

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40) (“ASU 2024-03”). ASU 2024-03 seeks to improve information about cost of sales and selling, general, and administrative expenses to assist investors in better understanding an entity’s cost structure and forecasting future cash flows. The updated guidance is effective for the Company for annual periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. The Company does not expect the adoption of this ASU to have a material impact on its financial statements and disclosures.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

On September 4, 2024, the Company and its subsidiary, Craft C+P, entered into the Debt Agreement with The B.A.D. Company, LLC (the “SPV”), Aegis Security Insurance Company (“Aegis”), Bigger Capital Fund, LP (“Bigger”), District 2 Capital Fund, LP (“District 2”), LDI Investments, LLC (“LDI”), William Esping (“Esping”), WPE Kids Partners (“WPE”) and Robert Grammen (“Grammen”), collectively, the “Investors”. The SPV is a special purpose vehicle whose equity is shared 50% by Bigger and District 2 and 50% by Aegis and LDI.

On October 7, 2024, a closing will be held pursuant to the terms of the Debt Agreement. Aegis, Bigger, District 2 and LDI will transfer to the Company 31,234 shares of Series C Preferred Stock and 119,873 shares of the Company’s common stock. The Investors will also release the Company from liability for $4.1 million of senior secured debt and $2.5 million of unsecured debt. In consideration of their surrender of stock and release of debt, the Company will cause Craft C+P to be merged into a limited liability company owned by the Investors. Given that the effect of the Debt Agreement meets all the initial criteria for classification of held for sale, the assets, liabilities, and operating results of Craft C+P have been classified as held for sale during the nine month periods ended September 30, 2024 and 2023, and as of September 30, 2024 and December 31, 2023. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Assets and liabilities related to Craft C+P were as follows:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Assets
Current assets:
Cash	$135	$96
Trade receivables, net	756	396
Inventories	1,071	526
Prepaid expenses and other current assets	678	250
Total current assets	2,640	1,268
Property and equipment, net	4,156	4,598
Right-of-use assets	1,415	1,923
Intangible assets, net	517	827
Other assets, net	210	321
Total Assets	$8,938	$8,937

Liabilities
Current liabilities:
Accounts payable	$2,130	$1,014
Accrued liabilities	266	110
Deferred revenue	42	88
Current portion of lease liabilities	686	665
Total current liabilities	3,124	1,877
Lease liabilities, net of current portion	843	1,366
Total liabilities	$3,967	$3,243

Income and expense related to Craft C+P were as follows for the nine months ended September 30, 2024 and 2023:

(Dollars in thousands)	2024	2023
Sales	$6,775	$5,637
Less customer programs and excise taxes	117	79
Net sales	6,658	5,558
Cost of sales	6,322	5,378
Gross profit	336	180
Operating expenses:
Sales and marketing expenses	45	81
General and administrative expenses	2,355	2,103
Gain on disposal of property and equipment	(195)	(171)
Total operating expenses	2,205	2,013
Loss from operations	(1,869)	(1,833)
Other income (expense), net
Interest expense	-	(12)
Other income	3	33
Total other income, net	3	21
Loss before income taxes	(1,866)	(1,812)
Provision for income taxes	-	-
Net loss	$(1,866)	$(1,812)

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

5. Business Segment Information

As of September 30, 2024, the Company’s internal management financial reporting consisted of Bridgetown and corporate. The Bridgetown brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and to brokers in control states. The Company’s principal area of operation is in the U.S. It has one Bridgetown customer that represents 67% of its revenue. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

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

Segment information was as follows for the nine months ended September 30:

(Dollars in thousands)	2024	2023
Bridgetown
Sales	$2,106	$3,080
Net sales	1,977	2,939
Cost of sales	1,476	1,940
Gross profit	501	999
Total operating expenses	698	1,183
Net loss	(162)	(130)
Gross margin	25%	34%

Depreciation and amortization	99	114

Corporate
Total operating expenses	$1,149	$1,287
Net loss	(2,112)	(3,455)

Interest expense	965	850
Significant noncash items:
Stock compensation	-	98

6. Inventories

Inventories consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Raw materials	$770	$1,740
Finished goods	1,023	946
Total inventories	$1,793	$2,686

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

7. Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Prepayment of inventory	$69	$52
Other	107	61
Total prepaid expenses and other current assets	$176	$113

8. Property and Equipment

Property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023	Useful Life (in years)
Furniture and fixtures	$625	$625	3.0 - 7.0
Leasehold improvements	1,386	1,386	3.5 - 5.0
Vehicle	27	27	7.0
Total cost	2,038	2,038
Less accumulated depreciation	(1,926)	(1,869)
Total property and equipment, net	$112	$169

Purchases of property and equipment for the nine months ended September 30, 2024 and 2023 were nil and $0.1 million, respectively. Depreciation expense totalled $0.1 million for both the nine months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024, the Company did not dispose of any fixed assets. During the nine months ended September 30, 2023, the Company disposed of fixed assets for proceeds of $0.1 million with a net book value of $0.1 million resulting in a loss of $2,962.

9. Intangible Assets

Intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Permits and licenses	$25	$25
Azuñia brand	4,153	4,153
Intangible assets	$4,178	$4,178

The Company’s intangible assets were determined to have an indefinite life and are not amortized. The Company, on an annual basis, tests the indefinite life assets for impairment. If the carrying value of an indefinite life asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of December 31, 2023, the Company determined that the Azuñia assets were impaired and recorded an impairment cost of $0.4 million. No further impairment charge was recorded during the nine months ended September 30, 2024.

10. Other Assets

Other assets consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023
Product branding	$396	$396
Deposits	171	172
Other	-	23
Total other assets	567	591
Less accumulated amortization	(385)	(344)
Other assets, net	$182	$247

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

As of September 30, 2024, the Company had $0.4 million of capitalized costs related to services provided for the rebranding of its existing product line. This amount is being amortized over a seven-year life.

Amortization expense totalled $41,250 and $42,857 for the nine months ended September 30, 2024 and 2023, respectively.

The deposits represent the office lease deposits and cash collateral for the Company’s credit cards.

11. Leases

The Company has various lease agreements in place for its warehouse and copier. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. These lease obligations expire at various dates through 2026. The Company determines if an arrangement is a lease at inception. As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2024, the amount of right-of-use assets and lease liabilities were each $0.4 million. Aggregate lease expense for the nine months ended September 30, 2024 was $0.2 million, consisting of $0.1 million in operating lease expense for lease liabilities and $0.1 million in short-term lease cost.

Maturities of lease liabilities as of September 30, 2024 were as follows:

(Dollars in thousands)	Operating Leases	Weighted- Average Remaining Term in Years
2024	$58
2025	210
2026	164
2027	-
2028	-
Thereafter	-
Total lease payments	432
Less imputed interest (based on 6.1% weighted-average discount rate)	(28)
Present value of lease liability	$404	2.06

12. Notes Payable

Notes payable consisted of the following:

(Dollars in thousands)	September 30, 2024	December 31, 2023

Promissory notes payable bearing interest of 6.0%. The notes have a 36-month term with maturity in April 2024. Accrued interest is paid in accordance with a monthly amortization schedule.	$486	$486
Amended and restated promissory notes payable bearing interest of 8.0%. The notes mature in March 2025. Accrued interest is paid in accordance with an amortization schedule.	7,669	7,556
Total notes payable	8,155	8,042
Less current portion	(8,155)	(486)
Long-term portion of notes payable	$-	$7,556

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

The Company paid $11,588 and $1.1 million in interest on notes for the nine months ended September 30, 2024 and 2023, respectively.

Maturities on notes payable as of September 30, 2024 were as follows:

(Dollars in thousands)
2024	486
2025	7,669
2026	-
2027	-
2028	-
Thereafter	-
$8,155

13. Secured Credit Facilities

Note Purchase Agreement

On October 7, 2022, the Company entered into a Note Purchase Agreement dated as of October 6, 2022 with Aegis. Pursuant to the Note Purchase Agreement, Aegis purchased from the Company a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). Aegis paid for the Aegis Note by paying $3.3 million to TQLA to fully satisfy a secured line of credit promissory note that the Company issued to TQLA on March 21, 2022; and the remaining $1.2 million was paid in cash to the Company. The Aegis Note bears interest at 9.25% per annum, payable every three months. The principal amount of the Aegis Note will be payable on March 31, 2025. The Company pledged substantially all of its assets to secure its obligations to Aegis under the Aegis Note.

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with Aegis and other creditors, pursuant to which the Aegis Note was amended and restated. See: Note 16, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest of $1.9 million were exchanged for equity issued to a special purpose vehicle, The B.A.D. Company, LLC (the “SPV”), in which Aegis holds a 29% interest. As of September 30, 2024, the principal balance of the Aegis Note was $2.6 million and interest expense accrued was $0.1 million.

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

September 30, 2024

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

On September 29, 2023, the Company entered into a Debt Satisfaction Agreement with the Subscribers and other creditors, pursuant to which the Maturity Date of the Notes was extended from November 18, 2022 to March 31, 2025 and interest accrues at 9% per annum. See: Note 16, Stockholders Equity – Debt Satisfaction Agreement. Principal and interest on the Notes of $3.3 million was exchanged for equity issued to the SPV, in which the Subscribers held a 50% ownership interest, and the Notes were then amended and restated. As of September 30, 2024, the principal balance was $0.4 million and interest expense accrued was $27,451.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

14. Commitments and Contingencies

Legal Matters

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint sought damages of $245,000, plus a judicial declaration, due to the Company’s failure to pay for the services. The Company believes that it paid for services rendered. On October 28, 2024, the Company signed a term sheet to settle the case.

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

15. Net Income (Loss) per Common Share

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of stock options, convertible notes and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of September 30, 2024 and 2023.

16. Stockholders’ Equity

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

September 30, 2024

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

Issuance of Common Stock

During the nine months ended September 30, 2024, the Company issued 1,764 shares of common stock to a director for stock-based compensation of $2,046. The shares were valued for accounting purposes using the closing share price of the Company’s common stock on the date of grant of $1.16 per share and issued at $3.05 per share. During the nine months ended September 30, 2024, the Company issued 55,738 shares of common stock to employees and a consultant for stock-based compensation of $0.1 million at $1.21 per share.

On September 5, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor for the sale of 92,815 shares of common stock for $1.00 per share, and the sale of pre-funded warrants for $0.9999 per warrant. The warrants permitted the purchase of 349,227 shares of common stock for $0.0001 per share. The warrants were exercised on September 6, 2024. The Company used the net proceeds for working capital and general corporate purposes.

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2024, the Company issued dividends of 177,725 shares of common stock at $0.84 per share to its Series B Preferred stockholders. For the year ended December 31, 2023, the Company issued dividends of 92,957 shares of common stock at a VWAP of $1.61 per share to its Series B Preferred stockholders. For both the nine months ended September 30, 2024 and 2023, the Company accrued $0.1 million of preferred dividends.

Issuance of Series C Preferred Stock

On September 29, 2023, the Company entered into the DSA, pursuant to which the Company issued to the SPV 200,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $28.025 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series C Preferred Stock with an initial conversion price of $3.05 per share.

On September 6, 2024, the SPV converted 82,415 shares of its Series C Preferred Stock into 757,395 shares of common stock.

Bridgetown Spirits Corp.

Subsequent to execution of the Debt Agreement, Bridgetown issued 1.0 million shares of common stock to the Company, representing all of the issued and outstanding capital stock of Bridgetown.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2023 the number of shares available for grant under the 2016 Plan reset to 437,993 shares, equal to 8% of the number of outstanding shares of the Company’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of September 30, 2024, there were 2,120 options and 196,619 restricted stock units (“RSUs”) outstanding under the 2016 Plan, with vesting schedules varying between immediate or three (3) years from the grant date.

A summary of all stock option activity as of and for the nine months ended September 30, 2024 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2023	2,120	$57.95

Outstanding and Exercisable as of September 30, 2024	2,120	$57.95

The aggregate intrinsic value of options outstanding as of September 30, 2024 was $0. As of September 30, 2024, all options had vested.

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

September 30, 2024

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

The Company did not issue any additional options during the three and nine months ended September 30, 2024.

Warrants

On May 16, 2024, the Company entered into a Loan Agreement with the SPV, Aegis, Bigger, District 2, and LDI. With each 2024 Secured Note, the Company issued a Warrant to purchase a share of the Company’s common stock for $5.00 exercisable for five years after December 2, 2024 if on November 29, 2024 the 2024 Secured Note issued to the Warrant-holder remains unsatisfied. LDI received a Warrant to purchase 598,021 shares and each of Bigger and District 2 received a Warrant to purchase 299,011 shares. The Company recorded debt issuance costs of $0.3 million as of September 30, 2024.

The estimated fair value of the new warrants issued was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the assumptions below:

Volatility	100%
Risk-free interest rate	4.4%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$0.55

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

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

A summary of all warrant activity as of and for the nine months ended September 30, 2024 is presented below:

	Warrants	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value
Outstanding as of December 31, 2023	201,667	3.8	$34.87	$-

Granted	1,196,043	5.0	5.00	-
Outstanding as of September 30, 2024	1,397,710	4.8	$9.31	$-

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

LD Investments LLC and Aegis Security Insurance Company

On September 29, 2023, the Company entered into a Secured Promissory Note with LDI in the principal amount of $1.4 million, representing advances made by LDI to the Company between December 2022 and August 2023. Patrick Kilkenny is the principal owner of LDI. Patrick Kilkenny is the spouse of Stephanie Kilkenny, a member of the Company’s Board of Directors.

On September 29, 2023, the Company entered into the DSA with LDI, Aegis Security Insurance Company (of which Patrick Kilkenny is the principal owned) and other creditors. See: Note 16, Stockholders Equity – Debt Satisfaction Agreement. The entire principal and interest on the LDI Note were exchanged for equity issued to the SPV, in which LDI holds a 21% interest.

2024 Secured Notes

During February 2024, LDI advanced the Company $0.6 million. On May 16, 2024, the Company entered into a Loan Agreement with LDI, see: Note 13, Secured Credit Facilities - 2024 Secured Notes.

18. Subsequent Events

Merger Agreement

On September 4, 2024, the Company entered into the Merger Agreement with the Merger Sub and Beeline Financial Holdings, Inc. (“Beeline”). Beeline is a mortgage technology company that operates an end-to-end, all-digital, AI-enhanced platform for homeowners and property investors. On October 7, 2024, the parties executed Amendment No. 1 to the Merger Agreement.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

On October 7, 2024, immediately after the closing under the Debt Agreement, a closing was held pursuant to the Merger Agreement (the “Merger Closing”). Beeline merged into Merger Sub and became a wholly-owned subsidiary of the Company, with the name of the surviving subsidiary being changed to Beeline Financial Holdings, Inc. In the Merger, the shareholders of Beeline gained the right to receive a total of 69,482,229 shares of Series F Preferred Stock and a total of 517,771 shares of Series F-1 Preferred Stock. In addition, each option to purchase shares of Beeline common stock outstanding at the time of the Merger was converted into an option to purchase shares of the Company’s common stock measured by the same ratio.

The sale of the Company’s common stock and Series F Preferred Stock to the shareholders of Beeline was carried out in a transaction exempt from registration pursuant to SEC Regulation 506(b).

Debt Agreement

On October 7, 2024, a closing was held pursuant to the terms of the Debt Agreement. At that closing, the following transactions were completed:

●	Aegis, Bigger, District 2 and LDI transferred to the Company a total of 31,234 shares of the Company’s Series C Preferred Stock and 119,873 shares of the Company’s common stock. The Investors also released the Company from liability for $4.1 million of senior secured debt and $2.5 million of unsecured debt. In consideration of their surrender of stock and release of debt, the Company caused Craft C+P to be merged into a limited liability company owned by the Investors.

●	The Company issued a total of 255,474 shares of Series D Preferred Stock to Bigger and District 2, and Bigger and District 2 released the Company from liability for $2.6 million of unsecured debt.

●	The Company issued a total of 200,000 shares of Series E Preferred Stock to Bigger and District 2, and Bigger and District 2 released the Company from liability for $2.0 million of unsecured debt.

●	The Company transferred a total of 108,899 shares of Bridgetown Spirits Corp. to Bigger, District 2, Esping, WPE and Grammen, and those Investors released the Company from unsecured debt in the aggregate amount of $0.9 million.

●	The Company issued a total of 190,000 shares of common stock to Esping, WPE and Grammen, and those Investors released the Company from liability for $0.2 million of unsecured debt.

Preferred Stock

On October 7, 2024 the Company filed with the Nevada Secretary of State a Certificate of Designation of 255,474 shares of Series D Preferred Stock and a Certificate of Designation of 200,000 shares of Series E Preferred Stock and a Certificate of Designation of 70.0 million shares of Series F Preferred Stock and a Certificate of Designation of 1.0 million shares of Series F-1 Preferred Stock. The material terms of each class of Preferred Stock are:

Series D Preferred Stock. Each share of Series D Preferred Stock has a stated value of $10.00. The holder of Series D Preferred Stock has no voting rights by reason of those shares, except that the approval by holders of more than 50% of the outstanding Series D Preferred Stock will be required for any corporate action that would adversely affect the preferences, privileges or rights of the Series D Preferred Stock. In the event that the Company declares a dividend payable in cash or stock to holders of any class of the Company’s stock, the holder of a share of Series D Preferred Stock will be entitled to receive an equivalent dividend on an as-converted basis. In the event of a liquidation of the Company, the holders of Series D Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis, subordinate only to the senior position of the Series B Preferred Stock. Each share of Series D Preferred Stock will be convertible into common stock by a conversion ratio equal to the stated value of the Series D share divided by the Series D Conversion Price. The initial Series D Conversion Price is $1.80 per common share, which is subject to equitable adjustment. The number of shares of common stock into which a holder may convert Series D Preferred Stock is limited by a Beneficial Ownership Limitation, which restricts the portion of the cumulative voting power in the Company that the holder and its affiliates may own after the conversion to 9.99%.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

Series E Preferred Stock. Each share of Series E Preferred Stock has a stated value of $10.00. The holder of Series E Preferred Stock has no voting rights by reason of those shares, except that the approval by holders of more than 50% of the outstanding Series E Preferred Stock will be required for any corporate action that would adversely affect the preferences, privileges or rights of the Series E Preferred Stock. In the event that the Company declares a dividend payable in cash or stock to holders of any class of the Company’s stock, the holder of a share of Series E Preferred Stock will be entitled to receive an equivalent dividend on an as-converted basis. In the event of a liquidation of the Company, the holders of Series E Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis, subordinate only to the senior position of the Series B Preferred Stock. Commencing 390 days after the closing under the Debt Agreement (the “Measurement Date”), each share of Series E Preferred Stock will be convertible into common stock by a conversion ratio equal to the stated value of the Series E share divided by the Series E Conversion Price. The Series E Conversion Price on and after the Measurement Date will equal the average of the VWAPs for the five trading days immediately preceding the Measurement Date, subject to a “Floor Price” of $0.25 per share. The Series E Conversion Price and the Floor Price will be subject to equitable adjustment in the event of stock splits and the like. The number of shares of common stock into which a holder may convert Series E Preferred Stock is limited by a Beneficial Ownership Limitation, which restricts the portion of the cumulative voting power in the Company that the holder and its affiliates may own after the conversion to 9.99%.

Series F Preferred Stock. Each share of Series F Preferred Stock has a stated value of $0.50. The holder of Series F Preferred Stock has no voting rights by reason of those shares, except that the approval by holders of more than 50% of the outstanding Series F Preferred Stock will be required for any corporate action that would adversely affect the preferences, privileges or rights of the Series F Preferred Stock. In the event that the Company declares a dividend payable in cash or stock to holders of any class of the Company’s stock, the holder of a share of Series F Preferred Stock will be entitled to receive an equivalent dividend on an as-converted basis. In the event of a liquidation of the Company, the holders of Series F Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis, subordinate only to the senior position of the Series B Preferred Stock.

Series F-1 Preferred Stock. The material terms of the Series F-1 Preferred Stock are identical to the material terms of the Series F Preferred Stock, except that holders of Series F-1 Preferred Stock are entitled to case one vote per share at any meeting of the Company’s shareholders.

Shareholder Approval. If the shareholders of the Company approve the conversion of the Series F and the Series F-1 Preferred Stock at a meeting to be called for that purpose, each such share will be convertible into common stock by a conversion ratio equal to the stated value of the Series F or F-1 share divided by the Series F Conversion Price. The initial Series F Conversion Price is $0.50 per common share, which is subject to a “Floor Price” equal to 20% of the “Minimum Price” as defined in the Nasdaq Rules. The Series F Conversion Price and the Floor Price are subject to equitable adjustment. In addition, if during the next two years the sum of the common shares outstanding on October 7, 2024 plus shares issuable on conversion of Preferred Stock plus shares issuable on conversion of securities issued in the initial financing of the post-merger company plus shares issued to settle pre-existing liabilities (collectively, the “Measuring Shares”) exceeds 14,848,485, then the Series F Conversion Price will be adjusted to retain the ratio of common share issuable on conversion to the Measuring Shares. Likewise, if the number of Measuring Shares on October 7, 2025 is less than 14,848,485, then the Series F Conversion Price will be adjusted to retain the ration of the Measuring Shares to the number of shares issuable on conversion. The number of shares of common stock into which a holder (other than a holder otherwise subject to Section 16(a) of the Exchange Act) may convert Series F or Series F-1 Preferred Stock will be limited by a Beneficial Ownership Limitation, which restricts the portion of the cumulative voting power in the Company that the holder and its affiliates may own after the conversion to 4.99%.

Series C Preferred Stock

On October 25, 2024, the SPV transferred its remaining Series C Preferred Stock, 117,586 shares, to members in proportion to the membership interest of each. These shares were then converted to 1.1 million shares of the Company’s common stock.

Eastside Distilling, Inc. and Subsidiaries

Notes to Consolidated Financial Statements

September 30, 2024

(Unaudited)

Senior Secured Notes

Purchase Agreement

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of Senior Secured Notes (the “Notes”) and Pre-Funded Warrants to purchase a total of 363,602 shares of common stock (the “Warrants”) for total gross proceeds of $1.6 million in a private placement offering (the “Offering”).The Notes and Warrants were sold pursuant to a Securities Purchase Agreement (the “Purchase Agreement”) with accredited investors (each, an “Investor” and together the “Investors”).

The Notes have a maturity date of 120 days from issuance, were issued with a 20% original issue discount and do not bear interest unless and until one or more of the customary events of default set forth therein occurs, whereupon each Note will bear interest at a rate of 18% per annum. If the Note remains outstanding for 180 days, the Note also requires a special one-time interest payment of 30% which will increase the principal of each Note accordingly. Upon the occurrence of an event of default, each Investor also has the right to require the Company to pay all or any portion of the Note at a 25% premium. Further, the Company is required to prepay the Notes in connection with certain sales of securities or assets at each Investor’s election in an amount equal to 35% of the gross proceeds from such sales. The Company also has the right to prepay all, but not less than all, of the outstanding amounts under the Notes, at its election. The Notes contain certain restrictive covenants, including covenants precluding the Company and its subsidiaries from incurring indebtedness, transferring assets, changing the nature of its business, and engaging in certain other actions, subject to certain exceptions.

The Warrants have a term of five years from issuance and are exercisable at an exercise price of $0.50 per share (of which $0.499 per share was pre-funded by each Investor). The Warrants will be exercisable beginning upon shareholder approval of the issuance of the Common Stock issuable upon exercise of such Warrants in accordance with the rules of The Nasdaq Capital Market and an increase in the authorized Common Stock of the Company. If at any time after exercising the Warrants, there is no effective registration statement registering, or the prospectus contained therein is not available for use, then the Warrants may also be exercised, in whole or in part, by means of a “cashless exercise.”

The Company also entered in three forms of side letters with the Investors which (i) permitted one Investor which with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the Offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permit two Investors to convert Series D Preferred Stock beginning on April 7, 2025, and (iii) permit two Investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F Preferred Stock, which is $0.50 per share, to determine the number of shares of Series F Preferred Stock.

Promissory Note

On October 30, 2024, the Company entered into a Promissory Note with LDI for $0.3 million. A balloon payment of the entire outstanding principal balance of the indebtedness together with all accrued interest shall be due and payable in full on November 24, 2024, totaling $0.4 million.

Employment Agreement: Chief Executive Officer

The Merger Agreement provided that, as a condition to closing of the Merger, The Employment Agreement between the Company and Geoffrey Gwin, the Company’s Chief Executive Officer, would be amended in a manner satisfactory to the Company, Beeline and Mr. Gwin. Accordingly, at the time of the Merger, the Company’s Employment Agreement with Geoffrey Gwin was amended as follows:

●	The performance bonuses in the Employment Agreement were replaced by a bonus of $90,000. On October 15, 2024, the Company issued 180,000 shares of common stock to Mr. Gwin at $0.50 per share in satisfaction of the Company’s bonus obligation.
●	The Company issued 400,000 shares of common stock to Mr. Gwin, which will vest on the earlier of March 31, 2025 or the date on which Mr. Gwin’s employment is terminated without cause.
●	The Company covenanted that, in the event that the conversion price of the Series F Preferred Stock is reduced, the Company will issue to Mr. Gwin a number of common shares equal to one percent of the additional shares issued as a result of the adjustment.
●	The Company agreed to issue 100,000 shares of common stock to Mr. Gwin if he is terminated by the Company without cause.

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

Overview

Eastside Distilling, Inc. (the “Company,” “Eastside Distilling,” “we,” “us,” or “our,” below) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, we changed our corporate name to Eastside Distilling, Inc. to reflect our acquisition of Eastside Distilling, LLC. On September 4, 2024, we entered into an Agreement and Plan of Merger and Reorganization (the “Merger Agreement”) with East Acquisition Sub Inc. (“Merger Sub”) and Beeline Financial Holdings, Inc. (“Beeline”). The Merger closed on October 7, 2024, at which time Beeline became a wholly-owned subsidiary of the Company. Beeline is a mortgage technology company that operates an end-to-end, all-digital, AI-enhanced platform for homeowners and property investors.

On September 4, 2024, we and our subsidiary, Craft Canning + Printing (“Craft C+P”), entered into a Debt Exchange Agreement (the “Debt Agreement”), which closed on October 7, 2024, resulting in 720 barrels of spirits being assigned by the Company to Craft C+P, and Craft C+P being merged into a limited liability company owned by certain creditors of the Company. Given that the effect of the Debt Agreement meets all the initial criteria of ASC Topic 205-20, Presentation of Financial Statements – Discontinued Operations for the classification of held for sale, the assets, liabilities, and operating results of Craft C+P have been classified as held for sale as of September 30, 2024 and December 31, 2023 and for the three and nine month periods ended September 30, 2024 and 2023. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Subsequent to the execution of the Debt Agreement, we organized a subsidiary named “Bridgetown Spirits Corp.” (“Bridgetown”), which was incorporated on October 3, 2024, and assigned to Bridgetown the Company’s business of manufacturing and marketing spirits. Bridgetown manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. Bridgetown’s brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. Bridgetown sells products on a wholesale basis to distributors in open states and through brokers in control states.

Mission and Strategy

Our mission is to offer great products and services in the craft beverage space. Our spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum and tequila. We sell our products on a wholesale basis to distributors through open states, and brokers in control states.

Our strategy is to expand Bridgetown in our regional market where our brand equity and concentration of investment will have the greatest return. Our spirits portfolio is to be positioned as a leading regional craft spirits provider that develops brands, expands geographic presence growing revenue and cash flow.

Segments

As of September 30, 2024, our internal management financial reporting consisted of Bridgetown and corporate. The Bridgetown brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and to brokers in control states. Our principal area of operation is in the U.S. Pacific Northwest. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

Bridgetown Spirits Corp.

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

Recent Developments

Bridgetown reduced its sale of bulk barrels in the third quarter of 2024 and saw total volume decline by 12% in the quarter. The majority of the decline was driven by the reduction in distribution of Azuñia tequila as we realigned the brand with new distribution partners. Spirits case shipments in the quarter were down 12% with Portland Potato Vodka down 6% and Burnside down 17%.

Results of Operations

Overview

Three and Nine Months ended September 30, 2024 Compared to the Three and Nine Months ended September 30, 2023

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Variance	2024	2023	Variance
Sales	$783	$849	$(66)	$2,106	$3,080	$(974)
Less customer programs and excise taxes	23	43	(20)	129	141	(12)
Net sales	760	806	(46)	1,977	2,939	(962)
Cost of sales	560	638	(78)	1,476	1,940	(464)
Gross profit	200	168	32	501	999	(498)
Sales and marketing expenses	218	303	(85)	699	1,180	(481)
General and administrative expenses	435	172	263	1,149	1,287	(138)
(Gain) loss on disposal of property and equipment	(1)	-	(1)	(1)	3	(4)
Total operating expenses	652	475	177	1,847	2,470	(623)
Loss from operations	(452)	(307)	(145)	(1,346)	(1,471)	125
Interest expense	(409)	(203)	(206)	(965)	(850)	(115)
Other income	33	25	8	37	57	(20)
Net loss from continuing operations	(828)	(1,806)	978	(2,274)	(3,585)	1,311
Net loss from discontinued operations	(531)	(350)	(181)	(1,866)	(1,812)	(54)
Net loss	(1,359)	(2,156)	797	(4,140)	(5,397)	1,257
Preferred stock dividends	(38)	(38)	-	(113)	(113)	-
Net loss attributable to common shareholders	$(1,397)	$(2,194)	$797	$(4,253)	$(5,510)	$1,257
Gross margin	26%	21%	5%	25%	34%	-9%

Segment information was as follows for the three and nine months ended September 30, 2024 and 2023:

	Three Months Ended September 30,			Nine Months Ended September 30,
(Dollars in thousands)	2024	2023	Variance	2024	2023	Variance
Bridgetown
Sales	$783	$849	$(66)	$2,106	$3,080	$(974)
Net sales	760	806	(46)	1,977	2,939	(962)
Cost of sales	560	638	(78)	1,476	1,940	(464)
Gross profit	200	168	32	501	999	(498)
Total operating expenses	217	303	(86)	698	1,183	(485)
Net income (loss)	$18	$(110)	$128	$(162)	$(130)	$(32)
Gross margin	26%	21%	5%	25%	34%	-9%

Corporate
Total operating expenses	$435	$172	$263	$1,149	$1,287	$(138)
Net loss	$(846)	$(1,696)	$850	$(2,112)	$(3,455)	$1,343

Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

Sales

Sales were $2.1 million and $3.1 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.8 million for both the three months ended September 30, 2024 and 2023.

During the nine months ended September 30, 2024 and 2023, we sold 65 and 250 barrels, respectively, for gross proceeds of $0.1 million and $0.6 million, respectively. Spirits sales decreased for the nine months ended September 30, 2024 due to lower sales of tequila and bourbon. For the nine months ended September 30, 2024, spirits sold 17,431 cases compared to 19,485 cases in the prior year.

During the three months ended September 30, 2024, we sold 5,868 cases compared to 6,849 cases in the prior year and 65 barrels for gross proceeds of $0.1 million. We rationalize our barrel inventory by repositioning our bulk spirits portfolio for anticipated future products and forecasted demand.

Customer programs and excise taxes

Customer programs and excise taxes were $0.1 million for both the nine months ended September 30, 2024 and 2023, and minimal for both the three months ended September 30, 2024 and 2023.

Cost of Sales

Cost of sales consists of all direct costs for raw materials, labor, overhead, packaging, and in-bound freight charges. Cost of sales were $1.5 million and $1.9 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.6 million for both the three months ended September 30, 2024 and 2023. Cost of sales decreased for the nine months ended September 30, 2024 due to lower bulk spirits and distributor sales, in addition to lower tequila pricing and raw material savings.

Gross Profit

Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross profit was $0.5 million and $1.0 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.2 million for both the three months ended September 30, 2024 and 2023.

Gross margin is gross profit stated as a percentage of net sales. Our gross margin was 25% and 34% for the nine months ended September 30, 2024 and 2023, respectively, 26% and 21% for the three months ended September 30, 2024 and 2023, respectively.

Gross profit and gross margin decreased for the nine months ended September 30, 2024 primarily due to bulk spirit sales during the nine months ended September 30, 2023. Gross margin increased for the three months ended September 30, 2024 due to bulk spirits sales and continued cost savings initiatives that began in 2023 and continued into 2024.

Sales and Marketing Expenses

Sales and marketing expenses were $0.7 million and $1.2 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.2 million and $0.3 million for the three months ended September 30, 2024 and 2023, respectively, due to reduced headcount as part of sprits restructuring.

General and Administrative Expenses

General and administrative expenses were $1.1 million and $1.3 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.2 million for the three months ended September 30, 2024, respectively, due to a reversal of $0.1 million related to compensation expense in the third quarter of 2023.

Interest Expense

Interest expense was $1.0 million and $0.9 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.4 million and $0.2 million for the three months ended September 30, 2024 and 2023, respectively, due to the Debt Satisfaction Agreement on September 29, 2023.

Loss on Debt to Equity Conversion

On September 29, 2023, we issued to the SPV 296,722 shares of common stock and 200,000 shares of its Series C Preferred Stock. In exchange for that equity, our debts to the members of the SPV were reduced by a total of $6.5 million and we recognized a loss on the debt to equity conversion was $1.3 million for both the nine and three months ended September 30, 2023.

Net Income (Loss)

Net loss was $2.3 million and $3.6 million for the nine months ended September 30, 2024 and 2023, respectively, and $0.8 million and $1.8 million for the three months ended September 30, 2024 and 2023, respectively, primarily due to the Debt Satisfaction Agreement.

Preferred Stock Dividends

Preferred stock dividends were $0.1 million and $37,500 and for the nine and three months ended September 30, 2024 and 2023, respectively, representing the Series B preferred stock dividend of 6% per annum.

Liquidity and Capital Resources

Through September 30, 2024, our primary capital requirements have been for cash used in operating activities and for the repayment of debt. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as proceeds from loans and the sale of convertible debt and equity. We have been dependent on raising capital from debt and equity financing to meet our operating needs.

As a result of these historical practices, we had an accumulated deficit of $87.0 million as of September 30, 2024, having incurred a net loss of $4.1 million during the nine months ended September 30, 2024. As of September 30, 2024, we had $0.3 million of cash on hand with negative working capital of $12.6 million.

On October 7, 2024 we satisfied all secured debt and $2.5 million of unsecured debt by assigning ownership of Craft C+P to the creditors of that debt, who additionally surrendered to us 44,279 shares of Series C Preferred Stock. The transaction substantially reduced our debt obligations. On the same day, however, Beeline merged into our wholly-owned subsidiary. Beeline used $8.6 million of cash in operating activities during 2023 and $10.1 million of cash in operating activities during the first six months of 2024, funds that it obtained from a variety of debt and equity financing transactions.

Our ability, therefore, to meet our ongoing operating cash needs over the next 12 months will depend, in part, on the success of Beeline in expanding sales and achieving cash-positive operations. In larger part, however, our ability to meet near-term operating cash needs will depend on our success in securing debt and/or equity financing as needed. On November 14, 2024, we closed on a sale of $1.9 million in secured debt, from which we gained $1.6 million in net cash before payment of the transaction costs. These funds should be adequate to fund our cash flow requirement into early 2025. The availability of additional financing will be largely dependent on the operating success of Beeline, including improved gross margins as well as operational improvements, which will be necessary to attract investors.

Our cash flow results for the nine months ended September 30, 2024 and 2023 (which do not include any cash flows attributable to Beeline) were as follows:

(Dollars in thousands)	2024	2023
Net cash flows provided by (used in):
Operating activities	$(1.6)	$(1.7)
Investing activities	$0.1	$(0.1)
Financing activities	$1.5	$1.4

Operating Activities

Total cash used in operating activities was $1.6 million during the nine months ended September 30, 2024 compared to $1.7 million used during the nine months ended September 30, 2023. The use of cash was similar, even as we lost $1.3 million more during the 2023 period, primarily because the 2023 loss included a $1.3 million loss on the debt to equity conversion that occurred during the nine months ended September 30, 2023

Investing Activities

Total cash provided by investing activities was $0.1 million during the nine months ended September 30, 2024, representing net proceeds from the sale by Craft C+P of fixed assets. During the nine months ended September 30, 2023, cash used in investing activities was $0.1 million representing net purchases of fixed assets.

Financing Activities

Total cash provided by financing activities was $1.5 million during the nine months ended September 30, 2024, consisting of $1.1 million from the sale of secured notes in May 2024 and $0.4 million from an at-the-market sale of common stock in September 2024. Total cash provided by financing activities was $1.4 million during the nine months ended September 30, 2023 primarily consisted of proceeds from the issuance of stock.

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

In connection with the preparation of our financial statements for the nine months ended September 30, 2024, there was one accounting estimate we made that was subject to a high degree of uncertainty and was critical to our results, as follows:

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of September 30, 2024.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2024, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint sought damages of $245,000, plus a judicial declaration, due to the Company’s failure to pay for the services. The Company believes that it paid for services rendered. On October 28, 2024, the Company signed a term sheet to settle the case for an immaterial amount.

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District Court of Oregon against the Company. Mr. Wickersham, the former CEO and Chairman of the Board of the Company, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials. During June 2024, this case was settled for an immaterial amount.

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

On April 8, 2024, the Staff of the Listing Qualifications Department of the Nasdaq Stock Market notified the Company that it had fallen out of compliance with the requirements for continued listing of the Company’s common stock on Nasdaq. Specifically, Nasdaq Listing Rule 5550(b)(1) requires that the stockholders’ equity of a listed company must exceed $2.5 million. On June 3, 2024 the Staff extended to October 7, 2024 the date by which the Company could regain compliance with the Equity Rule. Based upon the closing of Merger and the Debt Agreement on October 7, 2024, the Company has regained compliance with the Equity Rule. Nasdaq has advised the Company, however, that it will continue to monitor the Company’s ongoing compliance with the Equity Rule and, if at the time when the Company files its next periodic report with the SEC – i.e. its Annual Report on Form 10-K for the year ending December 31, 2024 - the Company does not evidence compliance with the Equity Rule, the Company’s common stock may be subject to delisting from Nasdaq.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the third quarter of 2024 that have not been previously reported.

The Company did not repurchase any of its equity securities that were registered under Section 12 of the Securities Exchange Act during the third quarter of fiscal year 2024.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 13, 2021 and filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.7	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.8	Certificate of Designation of Series C Preferred Stock filed on September 28, 2023 - filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference
3.9	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.10	Certificate of Designation of Series D Preferred Stock, filed as Exhibit 3-a to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.11	Certificate of Designation of Series E Preferred Stock, filed as Exhibit 3-b to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.12	Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3-c to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.13	Certificate of Designation of Series F-1 Preferred Stock, filed as Exhibit 3-d to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.10	Second Amended and Restated Bylaws of the Registrant, filed as Exhibit 10-a to the Registrant’s Current Report on Form 8-K dated August 14, 2024 and filed on August 16, 2024 and incorporated by reference herein.
10.1	Eastside Distilling, Inc. 2016 Equity Incentive Plan, filed as Exhibit 99.1 to the Registrant’s Registration Statement on Form S-8 filed on February 28, 2019 and incorporated by reference herein.
10.2	Agreement and Plan of Merger and Reorganization by and among Eastside Distilling, Inc., East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc. dated September 4, 2024, filed as Exhibit 10-a to the Current Report on Form 8-K filed on September 5, 2024, and incorporated herein by reference.
10.3	First Amendment to Agreement and Plan of Merger and Reorganization by and among Eastside Distilling, Inc., East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc. dated October 7, 2024, filed as Exhibit 10-b to the Current Report on Form 8-K filed on October 7, 2024, and incorporated herein by reference.
10.4	Executive Employment Agreement dated July 3, 2024 between Eastside Distilling, Inc. and Geoffrey Gwin, filed as Exhibit 10-a to the Company’s Current Report on Form 8-K filed on July 10, 2024 and incorporated herein by reference.
10.5	Amendment No. 1 dated October 7, 2024 to Executive Employment Agreement dated July 3, 2024 between Eastside Distilling, Inc. and Geoffrey Gwin, filed as Exhibit 10-d to the Company’s Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference.
10.6	Form of Securities Purchase Agreement dated November 13, 2024 – filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on November 15, 2024 and incorporated herein by reference.
10.7	Form of Senior Secured Note dated November 14, 2024 – filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 15, 2024 and incorporated herein by reference.
10.8	Form of Shareholder Pledge Agreement dated November 14, 2024 – filed as Exhibit 10.5 to the Company’s Current Report on Form 8-K filed on November 15, 2024 and incorporated herein by reference.
10.9	Form of Security and Pledge Agreement dated November 14, 2024 – filed as Exhibit 10.6 to the Company’s Current Report on Form 8-K filed on November 15, 2024 and incorporated herein by reference.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 *	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350.
32.2 *	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

EASTSIDE DISTILLING, INC.

Date: November 15, 2024	By:	/s/ Geoffrey Gwin
Geoffrey Gwin
Chief Executive Officer

Date: November 15, 2024	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial and Accounting Officer)

