Form 10-K
period 2024-12-31
Beeline Holdings, Inc.
filed 2025-04-15
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission File Number 001-38182

BEELINE HOLDINGS, INC.

(Name of small business issuer as specified in its charter)

Nevada	20-3937596
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

188 Valley Street, Suite 225

Providence, RI 02909

(Address of principal executive offices, including zip code)

Registrant’s telephone number, including area code: (458) 800-9154

Securities registered pursuant to Section 12(b) of the Act:

Common Stock, $0.0001 par value	BLNE	The Nasdaq Stock Market LLC
(Title of Each Class)	(Trading Symbol)	(Name of Each Exchange on Which Registered)

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒
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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $10,571,964 based on the last reported sales price of the registrant’s common stock as reported by The Nasdaq Stock Market, LLC on that date.

As of April 15, 2025, 8,096,479 shares of our common stock were outstanding.

Documents Incorporated By Reference

See Part III for certain information incorporated by reference into this Annual Report on Form 10-K (this “Report”).

NOTE REGARDING REVERSE STOCK SPLIT

On March 12, 2025, Beeline Holdings, Inc., formerly known as Eastside Distilling, Inc. implemented a one-for-10 reverse stock split of its common stock. To facilitate comparative analysis, all statements in this Report regarding numbers of shares of common stock and all references to prices of a share of common stock if referencing events or circumstances occurring prior to March 12, 2025, have been modified to reflect the effect of the reverse stock split on a pro forma basis.

BEELINE HOLDINGS, INC.

FORM 10-K

December 31, 2024

PART I

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans and expectations for our operations, technology, financial results and growth prospects, anticipated or potential economic, industry and regulatory trends, and our liquidity and potential future sources of capital. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Our ability to continue as a going concern and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months which will depend on our ability to raise capital;

●	the risks of a recession in the U.S. arising from new tariffs, unemployment of federal government personnel, inflation, and high interest rates, which may affect future business and weaken the demand for consumer home loans;

●	our reliance on certain third parties, our ability to protect, maintain and improve upon our technology infrastructure and intellectual property, and risks inherent in the regulatory and competitive industry in which we operate;

●	Our ability to integrate Old Beeline and its subsidiaries’ business and effectively manage and grow that business;

●	Future interest rates and other economic trends and developments in the United States;

●	Changes in the political and regulatory environment and in business and economic conditions in the United States and in the real estate and mortgage lending industry;

●	geopolitical conflicts such as the wars in Ukraine and Israel;

●	our ability to develop and maintain our brand cost-effectively; and

●	the other risk factors summarized under “Summary of Risk Factors” and described in more detail in “Risk Factors” of this Report.

You should read this Report and the documents we have filed as exhibits to this Report, completely and with the understanding that our actual future results may be materially different from what we expect. You should not assume that the information contained in this Report is accurate as of any date other than the date on the front cover of those documents.

Risks, uncertainties and other factors that may cause our actual results, performance or achievements to be different from those expressed or implied in our written or oral forward-looking statements may be found in this Report under “Item 1-A - Risk Factors.”

Forward-looking statements speak only as of the date they are made. You should not put undue reliance on any forward-looking statements. We assume no obligation to update forward-looking statements to reflect actual results, changes in assumptions or changes in other factors affecting forward-looking information, except to the extent required by applicable securities laws. If we do update one or more forward-looking statements, no inference should be drawn that we will make additional updates with respect to those or other forward-looking statements. New factors emerge from time to time, and it is not possible for us to predict which factors will arise. In addition, we cannot assess the impact of each factor on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements. We qualify all of the information presented in this Report particularly our forward-looking statements, by these cautionary statements.

Glossary

For the convenience of investors, this glossary contains most of the defined words and terms we use in this Report including technical terms and abbreviations for the many laws that we define later in this Report. Certain words and terms like Common Stock are not included in this Glossary.

“APOR” means the average prime offer rate.

“ATDS” means automatic telephone dialing systems.

“Beeline” refers to Beeline Holdings, Inc., formerly known as Eastside Distilling, Inc.

“BSA” means the Bank Secrecy Act.

“CCPA” means the California Consumer Protection Act.

“CFPB” means the Consumer Financial Protection Bureau.

“Company” refers to Beeline Holdings, Inc.

“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.

“DSCR” means debt service coverage ratio.

“DTI” means debt-to-income ratio.

“Eastside” refers to the Company’s operations prior to October 7, 2024, which is the date on which we acquired Beeline Financial Holdings, Inc.

“EFTA” means the Electronic Fund Transfer Act of 1978.

“FCC” means the Federal Communications Commission.

“FCPA” means the Foreign Corrupt Practices Act.

“FCRA” means the Fair Credit Reporting Act.

“FHA” means the Federal Housing Authority.

“FTC” means the Federal Trade Commission.

“GAAP” means generally accepted accounting principles in the U.S.

“GLBA” means the Gramm-Leach-Bliley Act.

“GSEs” means government-sponsored enterprises, or Fannie Mae and Freddie Mac, together.

“HMDA” means the Home Mortgage Disclosure Act.

“HOEPA” means the Home Ownership and Equity Protection Act.

“HUD” means the Department of Housing and Urban Development.

“IAM” means Identity and Access Management.

“LIBOR” means the London Inter-Bank Offered Rate.

“MSRs” means mortgage service rights.

“non-conforming loans” are loans originated outside of Fannie Mae, Freddie Mac, FHA, and VA guidelines.

“Non-QM loans” means non-qualified mortgage loans.

“NPI” means nonpublic personal information.

“Old Beeline” or “Beeline Financial” refers to Beeline Financial Holdings, Inc., our principal subsidiary.

“PI” means personal information.

“QC” means quality control.

“QM” means qualified mortgage.

“QM loans” means qualified mortgage loans.

“Regulation N” means the Mortgage Acts and Practices Advertising Rule.

“RESPA” means the Real Estate Settlement Procedures Act.

“SAFE Act” means the Secure and Fair Enforcement for Mortgage Licensing Act.

“SOFR” means the Secured Overnight Financing Rate.

“TCPA” means the Telephone Consumer Protection Act.

“TILA” means the Truth in Lending Act.

“TRID rule” means the TILA-RESPA Integrated Disclosure.

“USA Patriot Act” means the Uniting and Strengthening America by providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act.

“VA” means the Veterans Administration.

Explanatory Note

In this Report, we use the term “the Company” and “Beeline” interchangeably to refer to the publicly-held issuer and “Old Beeline” and “Beeline Financial” interchangeably to refer to our principal subsidiary, which we acquired on October 7, 2024 in a forward merger. Often, we refer to the Company or Beeline when describing Old Beeline’s business. We also own 53% of another subsidiary, Bridgetown Spirits Corp., (“Spirits”) which is engaged in the distribution and sale of alcoholic beverages.

Item 1. BUSINESS

We are a Nevada corporation organized in 2004. Prior to October 7, 2024, we operated two businesses, the business which Spirits is now engaged in as a subsidiary and our digital printing can operation which we called our “craft business.”

As we were negotiating the acquisition of Old Beeline, we understood that we had to eliminate the substantial debt on our balance sheet. This led to discussions with our creditor where the craft business would be sold and 47% of the Spirits business would also be sold to these creditors and other third parties. On September 4, 2024, we entered into a Merger Agreement with Old Beeline and ultimately closed the merger on October 7, 2024. The merger occurred immediately after the closing of the Debt Exchange Agreement described below. In the merger, we issued the shareholders of Old Beeline 517,771 shares of Series F-1 Preferred Stock (“Series F-1”) and 69,482,229 shares of Series F Preferred Stock (“Series F), both of which were non-voting and convertible only upon a post-merger shareholder approval. Because the merger would ultimately result in a change of control upon post-merger shareholder approval, we were required to obtain approval from the Nasdaq Stock Market, LLC (“Nasdaq”) and our shareholders before more than 19.99% of our Common Stock could be issued to the former Old Beeline shareholders as well as investors who provided financing during the following six months. Those approvals subsequently occurred with our shareholders approving the voting and conversion of the Series F and Series F-1 on March 7, 2025 and Nasdaq approving the change of control on March 5, 2025. Due to the Nasdaq rules, Old Beeline appointed two directors out of the six directors serving following the merger and our Chief Executive Officer remained as Chief Executive Officer until March 7, 2025. Old Beeline’s Chief Financial Officer became our Chief Financial Officer since our Chief Executive Officer had been serving in both roles prior October 7, 2024.

Debt Exchange Agreement

On September 4, 2024, the Company and its new subsidiary, Craft, entered into a Debt Exchange Agreement, which closed on October 7, 2024, resulting in the assignment by the Company of 720 barrels of spirits to Craft, followed by the merger of Craft into a limited liability company owned by certain creditors of the Company.

Subsequent to the execution of the Debt Exchange Agreement, the Company organized Spirits and assigned the Company’s business of manufacturing and marketing spirits to Spirits, which manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages. Spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. Spirits sells products on a wholesale basis to distributors in open states and through brokers in control states.

Our business fundamentally changed on October 7, 2024, when we acquired Old Beeline and simultaneously sold our craft business which was our largest business and a large minority ownership interest in Spirits. The Company’s business lines entail the following: (1) Beeline Financial Holdings, Inc., a wholly-owned subsidiary which in turn owns subsidiaries which operate as a fintech mortgage lender and title provider and (2) Spirits in which the Company owns 53%. Following shareholder approval, we changed our name from our former name of Eastside Distilling, Inc. to Beeline Holdings, Inc., and appointed Nicholas Liuzza, Jr., Old Beeline’s Chief Executive Officer, as the Company’s Chief Executive Officer, in the furtherance of our shifted focus towards the Beeline business. In addition, Geoffrey Gwin, Stephanie Kilkenny and Robert Grammen resigned as directors and Mr. Gwin resigned as Chief Executive Officer of the Company, and Nicholas Liuzza, Jr. and Stephen Romano were appointed as directors to fill two vacancies on the Board of Directors, following which there is one vacancy existing on the Board of Directors. Geoffrey Gwin was also appointed as Chief Executive Officer of Spirits. The following are descriptions of each of our new Beeline business and our legacy Spirits business.

Beeline’s Business

Beeline Overview and History

Beeline is a fintech mortgage lender and title provider transforming the home loan process into a shorter, easier path than conventional mortgage lending for millions of Americans seeking a digital experience. Beeline has built a proprietary mortgage and title platform leveraging advanced technical tools with sophisticated language learning models and combining an appropriate amount of human interaction to create a better outcome for mortgage borrowers. Beeline was founded in 2019 with principal offices located in Providence, Rhode Island. An Australian subsidiary has offices in Burleigh Heads, Australia. Beeline also has executive office suites in three locations in the United States.

Beeline’s business model is focused on providing an efficient process for consumers to more easily access mortgage lending using our online portal and services. In 2024, approximately 59% of the loans Beeline originated and brokered through December 31, 2024, were Non-QM loans where the consumer, for example, lacked traditional income from full-time employment in contrast to investment, rental income or other 1099 income or where the consumer has sufficient assets to support the loan.

Beeline primarily serves as the lender for its conventional loans, where it is also fully responsible for the underwriting. Beeline is the lender on a non-delegated underwriting basis on most of its Non-QM loans. Beeline also serves as a mortgage broker for certain loans with third party lenders - primarily for the remainder of Non-QM loans. In 2024, Beeline has acted as lender in 62% of its loan transactions, and as mortgage broker in 38% of its loan transactions. Beeline leverages its industry-specific knowledge and infrastructure, using a combination of licensed and proprietary technology, to provide an alternative to a more manual, non-technology focused lending process for residential properties in the United States.

Beeline’s Mortgage Lending Business

Beeline is licensed to operate in 28 states including California, Florida and Texas. Beeline’s services and platform are designed to address the evolving US real estate market, including the increasing use of online and digital means of financing access as well as a trend away from conventional lending qualification practices, in part by placing consumers in front of financing opportunities that may not be available from lenders using the conventional approach to loan qualification processing. Its focus is on residential properties. However, a small portion of Beeline’s originated loans (less than 10%) are for commercial properties.

Beeline can generate mortgage approvals that are more reliable than traditional pre-approvals and in as little as 7 to 10 minutes. Beeline’s unique customer experience was built for digital-first consumers and property investors who grew up in the gig economy and who desire a frictionless, digital experience. Beeline offers a unique variety of mortgage products when compared to other mortgage lenders, including the “top 50” lenders, allowing borrowers a higher probability of home ownership or to take cash out of their property through a refinance transaction.

Most top 50 lenders will deny a borrower if they are not approved for a conventional mortgage backed by Freddie Mac or Fannie Mae, the two government-sponsored enterprises (“GSEs”) that back a majority of mortgages in the U.S. (“QM loans”). In this instance, Beeline will re-route the borrower to a non-traditional mortgage process offering solutions not offered by larger lending institutions. Combining QM loans and Non-QM loans through a single streamlined platform available any time provides strong differentiation and provides additional options for Beeline’s customers.

As the real estate industry has evolved, Non-QM loans have become more popular, relying on a different set of underwriting criteria which are more suited to borrowers whose situations do not line up with more stringent guidelines created for and based on the previous generations and less flexible economy. Beeline is one of the few direct-to-consumer digital mortgage lenders that offer both QM loans and Non-QM loans from a single platform, allowing Beeline to better serve the 100 million Millennials and Gen Z quickly emerging as home buyers and currently representing approximately 60% of the home purchase market. In 2024, 25% of Beeline’s loan originations were home purchases, and 75% were refinance transactions.

As described elsewhere in this section, Beeline’s business is multi-faceted, and Beeline can serve multiple roles in the home lending process. In addition to the lending operation, Beeline also has two title agencies in its umbrella. One title agency is wholly owned and the other title agency is a joint venture with an asset manager in which Beeline holds 50.9% of the ownership. Beeline also has a minority investment in a subsidiary focused on the development of artificial intelligence (“AI”) that Beeline’s lending operation leverages in text chat on its website.

Beeline breaks down the legacy role-based mortgage process into tasks for faster processing. Beeline has built automation to satisfy underwriting conditions in the loan file in real time. This expedites the time to close while minimizing headcount and expense for Beeline. Beeline expects that its technology and systems will continue to evolve, which will permit growth over the next three to five years. However, there are no assurances that Beeline will grow during this period.

Beeline generates its leads exclusively online relying heavily on Google advertising, which generated over 49% of its leads in 2024. One other source accounted for more than 10% of Beeline’s leads. Its marketing processes and strategies are further described under “Marketing” below.

Beeline’s Services

Beeline is a digital mortgage operation leveraging proprietary AI, streamlined task-based processing, data integrations and human capital for originating, evaluating, approving and closing a mortgage.

●	Marketing and Sales: Beeline uses an AI chatbot called Bob 2.0 to enable cost-effective communication with prospective borrowers to respond to inquiries and answer questions about our lending offerings, enhance borrower engagement and introduce new borrowers to our platform. This AI product is powered by MagicBlocks, Inc. (“MagicBlocks”), a company in which Beeline currently owns a 47.6% interest.
●	Application and Pre-Qualification: When borrowers are ready to apply, they are taken through a seven-to-ten-minute journey through a series of conversational-style questions, collecting the information required to complete a loan application.
●	Document Collection and Verification: The system automatically asks for required documents, such as bank statements, tax returns, and employment information based on the loan type and purpose. Many platforms utilize a secure application programming interface to link directly to borrowers’ financial accounts, making it easier to verify income, assets, and employment information without manual uploads.
●	Approval and Closing: Once underwriting is completed, the borrower receives a conditional approval. Where legally permissible under state law, Beeline schedules online closings, further reducing the need for physical paper and cuts down on signing errors and time to post-close review a loan file. Where that is not possible, the loans close in-person.
●	Post-Closing and Servicing: After closing, loans are sold to aggregators who handle all servicing.
●	Title and Closing Services. Beeline offers title and closing services to its borrowers. These operations are tightly integrated, providing a seamless customer experience. Beeline acts as the agent in its title and closing services business, selling title insurance policies for some of the largest title underwriters, including First American National Title Insurance Company, Fidelity National Title Insurance Company and Westcor Land Insurance Company.

Sources of Revenue

Beeline generates revenue from three key sources, listed below. The numbers reflect the approximate percentages of Beeline’s 2024 revenue through December 31, 2024:

●	Net gain on sale of loans: Once Beeline closes a loan, it then sells that loan to an aggregator at a predetermined price. The proceeds are recorded as a gain on sale of loans. This source accounted for approximately 64% of revenue.
●	Loan origination fees: This is a fee charged to a borrower to offset the costs of origination. This source accounted for approximately 16% of revenue.
●	Title fees: Fees associated with closing a mortgage for a lender, which averages approximately $1,700 per closed file. Currently Beeline Title handles the title and escrow services for approximately 60% of the refinance mortgages that Beeline originates while also offering its title and closing services to other lenders. This source accounted for approximately 21% of revenue.
●	Beeline recently began offering mortgage related services to the lending industry under a software as a service or SaaS platform.

Beeline Labs

Beeline Labs, Inc. (“Beeline Labs”), a subsidiary of Beeline Financial, specializes in developing and licensing proprietary software to mortgage lenders. Established in early 2025, Beeline Labs focuses on creating business-to-business (B2B) software solutions designed to enhance efficiency and reduce costs for lenders and related financial institutions.

New Services

In addition to its core mortgage lending business, Beeline is now offering two new software services where it licenses software (“SaaS”) to third parties. The SaaS services are:

●	BlinkQC: An automated mortgage quality control (QC) solution that leverages proprietary artificial intelligence (AI) to streamline compliance and auditing processes. BlinkQC can process QC reviews in approximately three minutes with a data extraction accuracy rate of 95%, significantly outperforming traditional methods.
●	MagicBlocks: A platform enabling businesses to deploy customizable AI sales agents. Initially gaining traction in mortgage origination, MagicBlocks has expanded its reach across multiple industries, allowing companies to build AI-driven sales departments through a subscription model. Beeline is a co-founder of MagicBlocks and currently owns 47.6%.

Through these innovative offerings, Beeline Labs is committed to transforming traditional mortgage processes by integrating advanced AI technology, thereby improving efficiency and outcomes for both businesses and consumers.

Marketing

Unlike major national, regional and local banks, Beeline generates new customers solely from online advertising. Beeline has no local branded offices appealing to consumers, in contrast to banks which offer deposit services and check cashing at local offices. As stated above, Google advertising has accounted for more than 49% of new leads in 2024; one other source, FreeRateUpdate.com, generated more than 10% of Beeline’s new customers during this same period.

Beeline’s marketing strategy plays a pivotal role in propelling its growth, focusing on key areas to drive customer acquisition, optimize return on investment, and enhance customer satisfaction. Through targeted campaigns, Beeline attracts new customers and explores untapped product and audience segments. The marketing team’s deep analysis of customer value, along with return on ad spend, supports strategic planning and resource allocation. Predictive models that Beeline deploys further estimate customer lifetime value, enabling the Beeline team to tailor campaigns to maximize long-term profitability.

Sophisticated measurement, reporting, and attribution methods provide the foundation for assessing campaign performance, ensuring that every marketing dollar spent is contributing toward Beeline’s goals. Beeline often experiments with new traffic sources and campaign types, which positions it well to keep Beeline’s marketing strategy agile and competitive. Through clear and compelling communication of Beeline’s unique value propositions, the marketing team strengthens customer relationships. Simultaneously, its ongoing focus on improvements to the customer experience make Beeline’s offerings more accessible and user-friendly, adding value at every stage of the customer journey. The Beeline marketing team operates within four primary pillars: Acquisition, Marketing Data, Marketing Communications, and Product - each contributing uniquely to its overall growth strategy. An overview of these pillars is included below.

●	Acquisition: As Beeline’s 2024 lead generation reflects, it relies heavily on Google and one other online source for leads. To further its growth, Beeline may need to reduce this dependency and seek other material lead sources. Acquisition efforts are focused on managing advertising budgets efficiently, allocating resources strategically, and meticulously tracking return on ad spending. This approach is designed to maximize returns across various campaigns, ensuring that investments in new customers yield measurable outcomes.
●	Marketing data: Marketing data is the heart of Beeline’s decision-making process. Regular performance reviews provide insights into advertising effectiveness, while advanced reporting and analytic tools generate actionable insights that guide the team’s strategies. By applying sophisticated attribution models, Beeline fosters accurate tracking and analysis of the customer journey, which helps optimize budget allocation. Predictive forecasting models assist Beeline in anticipating long-term customer value, allowing it to invest more effectively. Additionally, Beeline gathers competitive intelligence to stay informed about industry trends, positioning it strategically in a dynamic market.
●	Marketing communications: Beeline deploys automated, periodic emails, sometimes referred to as “drip” campaigns, to nurture potential leads and encourage conversions. It also leverages targeted auto-communications to increase engagement and conversion rates at key points in the customer lifecycle. Social media management allows Beeline to maintain a strong, visible presence across platforms, while AI-driven content generation supports scalable, relevant messaging. Each of these efforts contributes to building a compelling value proposition, strengthening Beeline’s brand identity, and establishing trust with current and potential customers. Additionally, special promotions and offers incentivize new customers and retain existing ones, making the brand more competitive.
●	Product: This focuses on optimizing the customer experience through conversion rate improvements, user experience enhancements, and tailored landing pages that resonate with different customer segments. Beeline’s ongoing product testing ensures that updates are in line with customer needs, while AI-powered solutions are being developed to provide a more personalized experience. These efforts are designed to create a seamless, customer-centric product that adds value to each stage of the user’s journey, reinforcing Beeline’s commitment to customer satisfaction.

Intellectual property

Beeline primarily relies upon a combination of trade secrets, service marks and technology licensing, as described below.

●	Point of Sale & Tracker: A sophisticated platform that captures, analyzes and retrieves information to process a mortgage transaction.
●	Decision Engine: Data driven platform designed to issue approvals based on the data collected and information provided by the new customer.

●	Resolution Engine: A tool that captures mortgage tasks and completes those tasks with data, documents or human involvement.
●	BlinkQC: An in-house automated QC solution that can perform a Fannie Mae/Freddie Mac required pre-close audit in approximately three minutes at a significantly reduced cost. By contrast, third party QC firms can take between 1 hour and 48 hours to complete and cost up to $175.00 per file.
●	MagicBlocks: A platform that allows businesses to build their own custom AI sales tools through administrative protocols. Bob 2.0, the AI chatbot referred to below is powered by MagicBlocks. Beeline leverages its relationship with MagicBlocks to enhance its customers’ experience and drive engagement. Beeline is a co-founder of MagicBlocks and currently owns 47.6%; however, MagicBlocks is seeking investment funding and planning to grant equity to employees which will dilute Beeline’s ownership. Beeline currently uses this technology with a royalty-free service agreement. If MagicBlocks were to sever its relationship with Beeline, the Company would have to locate another AI tool, which could be disruptive to Beeline’s business until it found a replacement and was able to integrate this new AI technology into Beeline’s operations. Beeline believes that other suitable sources exist, although the increased cost will reduce Beeline’s gross profit margins.
●	“Bob 2.0”: is one of the first mortgage AI chatbots, handling incoming chat-based communication through its website on a 24/7 basis and was developed by MagicBlocks. Beeline recently upgraded the original Bob chatbot (Bob 1.0) and since this upgrade, it converts conversations into applications at a rate six times more efficiently than its human loan officers, who Beeline refers to as “Loan Guides”. Beeline plans for Bob to soon start voice campaigns for generating sales activities and enhancing customer service. By the end of the second quarter of 2025, Bob is expected to start processing files. It will then process some underwriting functions by the end of the third quarter of 2025. A certain level of human interaction and involvement is needed for the mortgage process; therefore, Bob will always work in an environment that leverages AI abilities and humans when needed.
●	Licenses for software: Beeline licenses the loan origination software and customer relationship management platform from third party vendors.

Competition

Banks and other savings institutions (depositories) have historically dominated the mortgage lending business. Their competitive advantages are financial strength, which includes the availability of capital to fund loans, management and employee skills, experience and availability, the ability to use their financial strength to leverage compliance costs and local visibility. Because of policy changes and shifts in the marketplace, independent mortgage lenders (IMBs) have come back in force. By 2016, nonbank mortgage origination for the first time surpassed that of the banks. The rapid rise of the nonbank mortgage lenders could have been possible only with the assistance of federal subsidies. In the decade from 2010 to 2020, nonbanks effectively doubled their market share of Fannie, Freddie, and FHA lending. By 2024, IMBs had over 80% market share leaving less than 20% for the depositories. In other market segments, such as the jumbo mortgage market, banks have continued their dominance.

Digital direct-to-consumer mortgage lending has grown rapidly, especially post-COVID, as the trend toward remote communication and digitization of the economy accelerated. As a result, many younger consumers demand a much faster, more efficient mortgage processes. Key trends include the adoption of AI and machine learning for underwriting, online document management, and personalized loan options.

The market for online mortgage lending is substantial, with projections suggesting continuous growth due to convenience, cost-efficiency, and customer demand for transparency and lower fees.

Beeline’s key online competitors are:

●	Rocket Mortgage: The largest digital mortgage lender in the U.S., known for its streamlined application process and fast approvals. Its online platform is user-friendly, and it offers competitive rates. Rocket Mortgage leverages AI to enhance customer experience and predict borrower needs.
●	Better Home and Finance: Differentiates with its digital-first experience and AI-driven recommendations. It emphasizes transparency and customer support, with a streamlined, all-digital process.

●	SoFi: Targets a younger demographic, particularly first-time homebuyers. SoFi combines mortgage products with personal finance management tools. It emphasizes low fees and offers a diverse array of financial services and non-mortgage loan products.
●	LoanDepot: Strong presence in both direct-to-consumer and retail channels, with its proprietary technology called mello®. LoanDepot aims to combine human assistance with technology-driven processes to cater to diverse customer needs.

However, as of the date of this Report, Beeline does not believe that the above competitors provide Non-QM loans in any material way. Beeline believes the combination of its mortgage product offerings and its focus on a digital first experience, provides it with a competitive advantage.

On the other hand, certain of Beeline’s competitors have greater resources and brand recognition than Beeline or otherwise pose a competitive threat to our business. See Item 1A “Risk Factors” for risks related to the competition Beeline faces in its industry.

Strategy for success

Beeline’s strategy is focused on developing and leveraging excellent technology to enable better scale at a reduced cost while delivering an exceptional customer experience. This is being done through AI, automation and task-based workflows. The industry cost to originate a mortgage is approximately $9,000 to $13,000. Beeline’s goal is to reduce that to below $6,000.

Additionally, Beeline’s strategy includes the ability to keep the consumer in the Beeline ecosystem - keeping that customer for the title work and escrow/settlement services. This increases Beeline’s revenue per file by an average of $1,700 and spreads customer acquisition costs over multiple revenue opportunities.

None of this is possible without a great brand and great user experience when interacting with Beeline’s technology and staff. Beeline’s strategy in this area is to continue to push digital content to the right audiences who are interested in a lending experience like the one it offers. When human touch points are necessary or requested, Beeline provides the consumer with a knowledgeable, friendly and solutions-based support system.

Government Regulations Affecting Beeline

The statements in this section describe the government regulations specific to Beeline’s industry and should be considered carefully in conjunction with other information contained in this Report including the “Item 1A Risk Factors”.

These statutes and regulations regulate how Beeline operates, and the licenses Beeline and its employees are required to maintain. They also dictate the education and training required by employees, disclosures that are required to be made to consumers, etc. Any changes to the regulatory structure may impact how Beeline does its business.

Government Regulations Affecting Mortgage Loan Origination

Beeline operates in a heavily regulated industry that is highly focused on consumer protection. The extensive regulatory framework to which Beeline is subject includes U.S. federal and state laws and regulations. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over all aspects of Beeline’s business.

The discussion concerning federal regulation of the mortgage lending business is subject to significant potential change as the Trump administration seeks to scale back the federal government, eliminate agencies and strengthen the President’s control over independent agencies. There has been a strong reaction with the filing of many lawsuits and for the most part lower courts have put a break on many of President Trump’s executive orders. Ultimately, it is likely that the U.S. Supreme Court may rule on the scope of the executive powers, which may impact the following discussion.

Under the Dodd-Frank Act, the Consumer Financial Protection Bureau (the “CFPB”) was established to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB’s jurisdiction includes those persons producing or brokering residential mortgage loans. It also extends to Beeline’s other lines of business title insurance. The CFPB has broad supervisory and enforcement powers with regard to non-depository institutions, such as Beeline, that engage in the production of home loans.

President Trump has targeted the CFPB as an agency to be eliminated or substantially reduced. As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and has issued large civil money penalties since its inception to parties the CFPB determines have violated the laws and regulations it enforces.

Effective October 1, 2022, the CFPB revised the definition of a QM which permits mortgage lenders to gain a presumption of compliance with the CFPB’s ability to repay requirements if a loan meets certain underwriting criteria. Lenders are now required to comply with a new QM definition in order to receive a safe-harbor or rebuttable presumption of compliance under the ability-to-repay requirements of TILA and its implementing Regulation Z. The revision to the QM definition created additional compliance burdens and removed some of the legal certainties afforded to lenders under the prior QM definition. Specifically, the revised QM rule eliminated the previous requirement limiting QMs to a 43% debt-to-income ratio (“DTI”) and replaced it with pricing-based thresholds. Loans at 150 basis points or less over the average prime offer rate (“APOR”) as of the date the interest rate is set, receive a safe harbor presumption of compliance, while loans between 151 and 225 basis points over the APOR benefit from a rebuttable presumption of compliance. The new rule also created new requirements for a lender to “consider” and “verify” a borrower’s income and debts and associated DTI, along with several other underwriting requirements. Additionally, the new QM definition eliminated a path to regulatory compliance that was available for originating loans that were eligible to be sold to GSEs, which was heavily relied upon by a large segment of the mortgage industry. Due to the transition to the new QM definition, there may be residual compliance and legal risks associated with the implementation of these new underwriting obligations.

The CFPB’s loan originator compensation rule prohibits compensating loan originators based on a term of a transaction, prohibits loan originators from receiving compensation directly from a consumer or another person in connection with the same transaction, imposes certain loan originator qualification and identification requirements, and imposes certain loan originator compensation recordkeeping requirements, among other things.

Beeline is also supervised by regulatory agencies under state law. From time-to-time, Beeline receives examination requests from the states in which Beeline is licensed. State attorneys general, state mortgage licensing regulators, state insurance departments, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding Beeline’s operations and activities. With the enforcement power of the CFPB at risk under the Trump administration, state regulatory agencies and state attorneys general may increase their enforcement activities in certain areas. In addition, the government-sponsored enterprises, or GSEs, the FHA, the FTC, and others subject Beeline to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. Beeline maintains dedicated staff on the legal and compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.

Federal Lending Laws and Regulations

Numerous U.S. federal regulatory consumer protection laws impact Beeline’s business, including but not limited to:

●	the Real Estate Settlement Procedures Act (“RESPA”) and Regulation X, which require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan production costs, and at closing with respect to the actual real estate settlement statement costs (for most loans, such disclosures are in conjunction with those required under the TILA), prohibit kickbacks, referrals, and unearned fees in connection with settlement service business and impose requirements and limitations on affiliates and strategic partners, and certain loan servicing practices including with respect to escrow accounts, requests for information from borrowers, servicing transfers, lender-placed insurance, error resolution and loss mitigation;

●	the TILA including HOEPA and Regulation Z, which regulate mortgage loan production and servicing activities, require certain disclosures be made to borrowers throughout the loan process regarding terms of mortgage financing (including those disclosures required under the TRID rule, provide for a three-day right to rescind some transactions, regulate certain higher-priced and high-cost mortgages, require lenders to make a reasonable and good faith determination that consumers have the ability to repay the loan prior to consummation, mandate homeownership counseling for high-cost mortgage applicants, impose restrictions on loan production compensation, and apply to certain loan servicing practices;
●	the Fair Credit Reporting Act and Regulation V, which regulate the use and reporting of information related to the credit history of consumers, require disclosures to consumers regarding the use of credit report information in certain credit decisions and require lenders to take measures to prevent or mitigate identity theft;
●	the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit, require creditors to deliver copies of appraisals and other valuations, and require certain notifications to applicants for credit;
●	the Homeowners Protection Act, which requires certain disclosures, and the cancellation or termination of private mortgage insurance once certain equity levels are reached;
●	the Home Mortgage Disclosure Act and Regulation C, which require reporting of mortgage loan application, origination and purchase data, including the number of mortgage loan applications originated, approved but not accepted, denied, purchased, closed for incompleteness and withdrawn;
●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin and certain other characteristics;
●	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications and debt collection practices;
●	the Gramm-Leach-Bliley Act and Regulation P, which require initial and periodic communication with consumers on privacy matters, provide limitations on sharing nonpublic personal information, and the maintenance of privacy and security regarding certain consumer data in our possession;
●	the Bank Secrecy Act (the “BSA”), and related regulations including the Office of Foreign Assets Control and the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act (“the USA Patriot Act”), which impose certain due diligence and recordkeeping requirements on lenders to detect and block money laundering that could support terrorist activities;
●	the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
●	the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
●	the Electronic Fund Transfer Act of 1978 (“EFTA”) and Regulation E, which protect consumers engaging in electronic fund transfers;
●	the Servicemembers Civil Relief Act, which provides financial protections for eligible service members;
●	the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair or deceptive acts or practices and certain related practices;
●	the Telephone Consumer Protection Act (the “TCPA”), which restricts telephone solicitations and automatic telephone equipment in connection with both origination and servicing of loans;
●	the Mortgage Acts and Practices Advertising Rule (“Regulation N”), which prohibits certain unfair and deceptive acts and practices related to mortgage advertising and imposes recordkeeping requirements on advertisers;
●	the CAN-SPAM Act, which makes it unlawful to send certain electronic mail messages that contain false or deceptive information and provide other protections for email users;
●	the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB, and gave it broad rulemaking authority over certain enumerated consumer financial laws and supervisory and enforcement jurisdiction over mortgage lenders and servicers, and prohibits any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service; and
●	the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts.

Beeline is also subject to a variety of regulatory and contractual obligations imposed by entities purchasing loans from Beeline insurers and guarantors of the loans Beeline produces or facilitates.

State Lending Laws and Regulations

Beeline must comply with state laws and regulations, including licensing requirements and other regulations which vary by state, in order to conduct its business.

To conduct residential mortgage lending operations in the United States, Beeline is licensed in 28 states and the District of Columbia including California, Florida and Texas. Its title agencies also maintain licenses to operate in certain of these states. Generally speaking, the licensing process includes the submission and approval of an application to the applicable state agency, a character and fitness review of key individuals, and an administrative review of our business operations. Such requirements occur at the initial stage of license acquisition and throughout the period of licensure.

Under the SAFE Act, all states have laws that require mortgage loan originators employed by non-depository institutions to be individually licensed to offer mortgage loan products. These licensing requirements require individual loan originators to register in a nationwide mortgage licensing system, submit application and background information to state regulators for a character and fitness review, submit to a criminal background check, complete a minimum of 20 hours of pre-licensing education, complete an annual minimum of eight hours of continuing education and successfully complete an examination.

In addition to applicable federal laws and regulations governing Beeline’s operations, its ability to originate loans in any particular state is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a customer will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. These laws have required most lenders, including Beeline, to devote considerable resources to maintain automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property.

Additionally, our business is subject to numerous types of state laws that are continuously changing, including laws related to mobile-and internet-based businesses, data privacy and advertising laws, which limit how companies can use customer data, impose obligations on companies in their management of such data, and require us to modify our data processing practices and policies, which results in substantial costs and expenses in an effort to comply.

In particular, there are numerous U.S. federal and state laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. In the loan origination process, Beeline obtains substantial personal data including credit reports, tax returns, social security numbers and income and asset sources, all of which must be kept confidential. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. Following the European Union, California became the first state to adopt a data privacy law when in June 2018 it enacted the CCPA. The CCPA requires covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation.

Since the CCPA was enacted, the U.S. has at least 20 states – which includes Colorado, Connecticut, Delaware, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia – that have comprehensive data privacy laws in place or are about to be effective. At least seven additional states have enacted narrower privacy laws – Florida, Maine, Michigan, Nevada, New York, Vermont, and Washington. Other states have introduced privacy bills that address a range of issues, including protecting biometric identifiers and health data, or governing the activities of specific entities. This patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states contemplate similar rights in preexisting privacy legislation but differ in implementation and enforcement. In addition, proposed federal legislation could further expand the regulatory framework for data privacy, data security, and other matters that impact our business at the federal level.

The costs of compliance with, and other burdens imposed by the CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

Beeline’s compliance team strives to comply with all applicable laws and regulations relating to privacy, data security, and data protection and other activities in which Beeline engages or is otherwise subject to in the operation of its business. However, its limited resources may adversely affect its compliance efforts. There has been increased government regulation as governments including the federal government are continuing to focus on updating laws and regulations to address the ever-evolving digital world, including through laws and regulations aimed at privacy and data security, and it is possible that new laws will be passed, or existing laws will be amended in a way that is material and adverse to Beeline’s business. As regulation increases, Beeline anticipates an increase in its compliance costs and a higher risk of regulatory fines or sanctions, which may be material.

Beeline’s title agencies are also subject to state laws that may require licensure and prohibit, limit, or require approval to engage in certain conduct. For example, several states have implemented laws and regulations aimed at prohibiting kickbacks and other inducements associated with referrals to or from title insurance agents or corporations. In some instances, these requirements are more extensive than RESPA.

Other Laws

Beeline is also subject to various other laws, including employment laws related to hiring practices, overtime, and termination of team members, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which Beeline operates.

As states and possibly the federal government start to enact laws and regulations relating to AI, we will be subject to such changes.

Seasonality

The consumer lending sector, particularly with regard to mortgage loan origination volumes, is shaped by broader economic factors such as interest rates, inflation, unemployment levels, home price trends, and consumer sentiment. Additionally, seasonality plays a key role, as home sales generally experience an uptick in the second and third quarters and see a decline in the first and fourth quarters of the calendar year. This seasonal pattern arises from homebuyers with children preferring to make purchases during the spring and summer months in order to move before the school year begins.

Refinancing mortgage loans are particularly influenced by current levels as well as expected trends in interest rates. Nevertheless, the traditional patterns of seasonality seen in the housing market were less pronounced in 2021, 2022 and 2023 largely due to rising interest rates and a tight housing supply. Currently, Beeline is observing a continued weakening of seasonality’s impact on its operations.

Beeline Business Initiatives

Beeline’s business initiatives include adding lending products to its current suite. This may include VA and FHA originated and underwritten fully in-house at Beeline. Additionally, it anticipates expansion of its commercial loan offerings.

Beeline also plans to have direct seller approval with Fannie Mae and Freddie Mac in the second half of 2025. During this timeframe, Beeline may also engage in a holistic hedging strategy to increase the revenue per file by selling loans on a mandatory basis to its investors.

To diversify revenue, Beeline plans to offer SaaS products to the mortgage industry - the MagicBlocks and BlinkQC products referenced previously.

There may be time, resource or other constraints that impede Beeline’s ability to execute on these initiatives which may delay them or prevent them from occurring.

Warehouse Line of Credit

In addition to traditional equity and debt financing, Beeline uses a warehouse line of credit to provide the capital for it to originate mortgage loans. Generally, warehouse lines of credit are used as interim, short-term financing which bears interest at a fixed margin over an industry index rate. The outstanding balance of the Company’s warehouse line of credit will fluctuate based on its lending volume. The advances received under the warehouse lines of credit are based upon a percentage of the fair value or par value of the mortgage loans collateralizing the advance, depending upon the type of mortgage loan. Should the fair value of the pledged mortgage loans decline, the warehouse provider may require the Company to provide additional cash collateral or mortgage loans to maintain the required collateral level under the relevant warehouse line. The Company did not incur any significant issuance costs related to its warehouse lines of credit. Presently Beeline’s warehouse line of credit has a $5 million limit. As loans are closed, Beeline sells the note and mortgage and reduces the balance on its warehouse line. Beeline is working towards increases to this amount, but no assurance can be given that an increase will occur.

Spirits Overview and History

Spirits commenced its operations in 2014, focusing on manufacturing and marketing of both its own products and third-party products. Over the past decade, Spirits has diversified its business by developing a canning and can printing operation targeting the craft beer industry in the Pacific Northwest.

Since 2014, Spirits has developed or acquired award-winning spirits while evolving to meet the growing demand for quality products and services associated within the burgeoning craft and premium beverage trade. Spirits’ portfolio includes originals like the Quercus garryana barrel-finished Burnside Whiskey family, Portland Potato Vodka, Hue-Hue Coffee Rum, and Azuñia Tequilas

●	Burnside Whiskey Family – The Burnside Whiskey Family celebrates the unique attributes of the native Oregon Oak tree (Quercus garryana). The unique complexity of each distinct whiskey comes from blending Oregon Oak barrels of differing sizes, char levels, and ages.
●	Portland Potato Vodka – Our award-winning premium craft vodka is distilled four times to ensure a smooth finish. While most vodka is made from grain, we source award winning premium potato ethanol and blend it with pristine water sourced from Oregon.
●	Hue-Hue (pronounced “way-way”) Coffee Rum – Premium silver rum is blended with concentrated cold-brewed coffee and a small amount of Demerara sugar. We source fair-trade, single-origin Arabica coffee beans from the Finca El Paternal Estate in Huehuetenango, Guatemala that are lightly roasted for us by Portland Coffee Roasters.

●	Azuñia Tequilas – Smooth, clean, additive-free tequilas crafted by Rancho Miravalle, a second generation, family-owned-and-operated estate, bursting with authentic flavor from the local terroir of Tequila Valley, Mexico. 100% pure Weber Blue Agave is harvested by hand, roasted in traditional clay hornos, and finished with a natural, open-air fermentation process. It is bottled on-site in small batches using a consistent process to deliver consistent field-to-bottle quality and exclusively exported by Agaveros Unidos de Amatitán.

Production and Supply

Spirits’ production and supply chain involves several important stages, including bottle and label design, raw materials procurement, production and packaging in various configurations for shipment. To achieve a unique flavor profile for each brand, we use one or more of the following techniques: infusion of fruit, addition of natural flavorings, blending of products, and aging in selected casks. Once the final profile is approved and quality control standards are met, we filter the liquid as needed and bottle the product.

We rely on a limited number of suppliers for the sourcing of our spirit products and raw materials, including our distillate products and other ingredients. These suppliers consist of third-party producers in the U.S. and Mexico. One key supplier is Agaveros Unidos de Amatitan, SA. de CV., which supplies tequila to us. In 2024, we entered into production agreement with Rose City Distilling. We do not have long-term, written agreements with any of our other suppliers for the production of raw materials. However, we believe that we have consistent and reliable third-party sources for the needed materials.

Distribution Network

In the United States, we are required by law to use state-licensed distributors or, in the control states, state-owned agencies performing this function, to sell our brands to retail outlets. In the 14 open states, the distributors are generally large, privately held companies. The distributors and wholesalers in turn sell to individual retailers, such as liquor stores, restaurants, bars, supermarkets and other outlets licensed to sell alcoholic beverages. Through our internal sales team, we have established relationships for our brands with wholesale distributors in six open states: California, Arizona, Colorado, Texas, Washington and Florida.

We operate in one control state, Oregon, where the state functions as the distributor, and regulates suppliers, including our Company. In control states, producers and importers sell their products directly to state liquor authorities, which distribute the products and either operate retail outlets or license the retail sales function to private companies, while maintaining strict control over pricing and profit. Our largest distribution channel is in the state of Oregon through the Oregon Liquor Control Commission. Sales to the Oregon Liquor Control Commission, accounted for approximately 75% and 55% of our consolidated sales for the years ended December 31, 2024 and 2023, respectively.

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

Spirits Intellectual Property

Trademarks are an important aspect of our business. We sell our products under a number of trademarks which we own. Our brands are protected by trademark registrations or are the subject of pending applications for trademark registration in the U.S. where we distribute our brands. The trademarks may be registered in the names of our subsidiaries. In the U.S., trademark registrations need to be renewed every 10 years. We expect to register our trademarks in additional markets as we expand our distribution territories.

Spirits Competition

Over the past 10 years, the U.S. wine and spirits industry has undergone dramatic consolidation and realignment of brands and brand ownership. The number of major importers in the U.S. has declined significantly. Today, large major companies dominate the market: Diageo PLC, Pernod Ricard S.A., Bacardi Limited, Brown-Forman Corporation, Beam Suntory Inc., Davide Campari-Milano S.p.A., and Rémy Cointreau S.A. These competitors have substantially greater resources than we have due to their scale and ability to more effectively leverage the national distribution system. Spirits has been repositioned to compete regionally in key markets where we believe we have the greatest competitive advantage.

Government Regulation Applicable to Spirits

We are subject to the jurisdiction of the Federal Alcohol Administration Act, U.S. Customs laws, and the Alcoholic Beverage Control laws of the states where our products are distributed, among many other regulations. The U.S. Treasury Department’s Alcohol and Tobacco Tax and Trade Bureau regulates the production, blending, bottling, sales and advertising and transportation of alcohol products. Also, each state regulates the advertising, promotion, transportation, sale and distribution of alcohol products within its jurisdiction. We are also required to conduct business in the U.S. only with holders of licenses to import, warehouse, transport, distribute and sell spirits. The distribution of alcohol-based beverages is also subject to extensive federal and state taxation.

We are subject to U.S. regulations on spirits marketing and advertising, such as style, media and messages. Labeling of spirits is also regulated in many markets, varying from health warning labels to importer identification, alcohol strength and other consumer information. All beverage alcohol products sold in the U.S. must include warning statements related to risks of drinking beverage alcohol products.

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

We are currently subject to newly implemented U.S. import tariffs, which are expected to have the greatest impact on two key areas: the importation of European ethanol and tequila from Mexico. If the Company is unable to secure an alternative source for its potato-based ethanol, it could face a significant negative impact on its operations. In addition, the tariffs on Mexican import of tequila—if not offset through price increases to consumers—could also materially affect the business.

Beeline Employees

As of December 31, 2024 Beeline has 76 employees. Certain of its employees serve in dual roles such as Beeline’s Chief Operating Officer who also serves as General Counsel and plays a key role in compliance. Beeline also uses certain third parties who operate as independent contractors. Additionally, Beeline leverages independent contractors in marketing and technology/development.

Spirits Employees

Spirits has five employees, who are engaged in production, sales, marketing and executive management. Most of our administrative functions are carried out by employees of the Company.

Recent Financings

Equity Line of Credit

On March 7, 2025, the Company entered into an Amended and Restated Common Stock Purchase Agreement and an Amended and Restated Registration Rights Agreement (collectively the “ELOC Agreement”) in connection with an equity line of credit transaction (the “ELOC”) with C/M Capital Master Fund LP as the purchaser. The ELOC Agreement amended and restated the original ELOC Agreement originally entered into on December 31, 2024 to, among other things, (i) reduce the maximum amount under the ELOC Agreement from $35 million to $10 million, and (ii) extend the filing deadline for the registration statement required under the ELOC Agreement to 30 days following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. The ELOC as amended and restated entitles us to sell shares of our Common Stock to the purchaser at a purchase price per share determined based on a discount to the market price using a formula tied to the trading prices and volumes of our Common Stock as of applicable sale dates, and subject to certain limitations based on such metrics.

As of March 31, 2025, the Company sold and issued a total of 1,090,622 shares of Common stock for an aggregate purchase price of $2.1 million to the purchaser under the ELOC.

Series G and Warrants

On February 27, 2025, the Company increased its offering of Series G Convertible Preferred Stock (“Series G”) and accompanying Warrants to a total of up to 13,878,040 shares of Series G (which are convertible into 1,387,804 shares of common stock, subject to adjustment) and warrants to purchase up to 693,902 shares of common stock (representing 50% warrant coverage) for total gross proceeds of up to $7.1 million, which offering was increased from its previous amount of up to $5.0 million following approval by the Company’s Board on February 27, 2025. Since the offering of Series G shares and warrants originally commenced on November 26, 2024, the Company has sold to accredited investors a total of 12,274,024 shares of Series G and accompanying warrants to purchase 613,709 shares of common stock for total gross proceeds of $6.3 million. The Company also issued 1,088,720 shares of Series G in transactions outside of the offering.

November 2024 Secured Notes and Warrant Financing

On November 14, 2024, the Company sold $1.9 million of principal amount of senior secured notes and pre-funded warrants to purchase 36,360 shares of Common Stock for net proceeds of $1.6 million. The notes have a maturity date of 120 days following issuance and include a 20% original issue discount and do not bear interest until event of default, and thereafter at a rate of 18% per annum. If the note remains outstanding as of May 14, 2025 the note requires a special one-time interest payment of 30% which will increase the principal of each note accordingly. Upon the occurrence of an Event of Default, each investor also has the right to require the Company to pay all or any portion of the note at a 25% premium. Further, the Company is required to prepay the notes in connection with certain sales of securities or assets at each Investor’s election in an amount equal to 35% of the gross proceeds from such sales. The Company also has the right to prepay all, but not less than all, of the outstanding amounts under the notes, at its election. The notes contain certain restrictive covenants, including covenants precluding the Company and its subsidiaries from incurring indebtedness, transferring assets, changing the nature of its business, and engaging in certain other actions, subject to certain exceptions.

In March 2025, the Company and certain of the holders agreed to an extension of the maturity date to April 14, 2025 in exchange for an increase to the principal of the notes by 10%, and two lenders were each paid their principal balance plus 2.5% interest of $0.3 million.

On April 14, 2025, the Company and the remaining Note holders entered into an agreement for a second extension of the maturity dates of the Notes held by such holders to May 14, 2025. The terms of the recent extension are as follows: (i) if the Notes are paid off on or before April 29, 2025, then there will be no additional principal payment required; and (ii) if the principal of the applicable Notes are not paid off on or before April 29, 2025 but are paid on or before May 13, 2025, then an additional payment in an amount equal to 5% of the outstanding principal of the applicable Notes will be due.

The warrants have a term of five years from issuance and are exercisable at an exercise price of $5.00 per share (of which all but $0.001 per share was pre-funded by each investor). The warrants became exercisable beginning on March 7, 2025 when the Company’s shareholders approved the issuance of the common stock issuable upon exercise of such warrants in accordance with the rules of The Nasdaq Capital Market. If at any time after exercising the warrants, there is no effective registration statement registering, or the prospectus contained therein is not available for use, then the warrants may also be exercised, in whole or in part, by means of a “cashless exercise.”

Item 1A. RISK FACTORS

Summary Risk Factors

Our business and an investment in our Common Stock are subject to numerous risks and uncertainties, including those highlighted in the “Item 1A - Risk Factors” section below. Some of these risks include:

Financial Risks Related to the Company

●	There is substantial doubt as to our ability to continue as a going concern.
●	We have substantial indebtedness which becomes due and payable now and in the near future.
●	We have a very limited operating history since we acquired Old Beeline.
●	Old Beeline has a history of operating losses since inception, and if it fails to generate operating cash flow, you may lose all or most of your investment.

Risks Related to Beeline’s Business

●	Beeline depends on third party partners and vendors to maintain and grow its business, the loss of some or all of these third parties may have a material adverse effect.
●	Beeline depends on its ability to sell loans and mortgage service rights (“MSRs”) in the secondary market the impairment of which would materially harm its business.
●	A recession or economic downturn could halt or limit its ability to sell Beeline’s loans and lend money to future borrowers.
●	Similarly, higher interest rates adversely affect Beeline’s business.
●	Beeline is required to comply with many financial, legal, and regulatory laws and regulations, and any failure to comply could have a material adverse effect.
●	Beeline faces intense competition that could materially and adversely affect it.
●	Beeline’s loans to customers originated outside of GSE guidelines or other guidelines involve a high degree of business and financial risk.
●	Beeline relies on highly-skilled personnel with knowledge of the mortgage industry, the loss of whom may negatively impact its business.
●	Beeline is exposed to interest rate volatility, which could have a material adverse effect.
●	Material fraud could result in significant financial losses and reputational harm.
●	Beeline markets its services through advertising via online sources, and it may need to incur substantial costs to drive future sales and may be unsuccessful in doing so.
●	New TCPA regulations which went into effect in early 2025 will impact Beeline’s compliance costs and give rise to new regulatory and legal risks.

Risks Related to Beeline’s Operations and Financial Results

●	Old Beeline has a history of operating losses and has not yet been able to maintain profitability, and it may not achieve or maintain profitability in the future.
●	If the United States experiences rising mortgage interest rates, it may continue to negatively impact Beeline’s business and loan origination volumes.
●	Beeline’s business is subject to underwriting limitations and the potential of mortgage defaults.
●	Failure to comply with underwriting guidelines of aggregators or GSEs could materially and adversely impact Beeline’s business.
●	Changes in the GSEs’, the FHA’s or the VA’s requirements or guidelines could materially and adversely affect Beeline’s business.

Risks Related to Beeline’s Debt and Warehouse Credit Lines

●	Beeline relies on indebtedness to fund its operations and growth objectives, which subjects it to numerous risks arising from its incurring this indebtedness.
●	Beeline relies on warehouse lines to fund the loans it originates and without these lines, Beeline would be unable to originate loans as a correspondent lender to its investors who purchase its loans.

Risks Related to Beeline’s Products, Technology, and Intellectual Property

●	Beeline’s business relies on technology infrastructure, which exposes it to cybersecurity and technology infrastructure risks.
●	If Beeline is not able to protect the privacy, use, and security of customer information, it could sustain damages.
●	Beeline heavily relies on third-party software to operate its business.
●	Beeline faces risks with respect to its ability to protect its intellectual property rights.

Regulatory Risks

●	We and Beeline each operate in a heavily regulated industry, and our business operations expose it to risks of noncompliance, including due to any future changes in the regulations applicable to it.
●	Future artificial intelligence (“AI”) or technology characteristics and regulations could negatively impact our business.
●	Beeline is subject to various telecommunications, data protection and privacy laws.
●	Federal and state laws regulate Beeline’s strategic relationships which could result in harm to its business.

Risks Relating to our Spirits Business

●	We are susceptible to cybersecurity breaches and cyber-related fraud.
●	We must maintain adequate terms from our supply partner, and any failure to do so will likely result in deteriorating performance of our Azuñia brand.
●	Failure of our distributors to distribute our products adequately could result in deteriorating operating performance.
●	Failure of our products to secure and maintain listings in the control states would result in a decline in revenue.
●	Failure to maintain adequate inventory levels would negatively impact operational profitability.
●	We have been unsuccessful in launching new products.
●	We face substantial competition in the spirits industry and compete with many better capitalized competitors.
●	We face unique risks relating to class actions or other litigation relating to alcohol.
●	We face substantial regulatory risks in connection with the marketing and sale of alcohol.
●	We are exposed to product liability or other related liabilities
●	Since its acquisition Azunia has sustained substantial operating losses and as a result the company has written down the value of the brand over the past three years. Additional write downs could further reduce the value of the intangible assets carried on the balance sheet.

Risks Relating to Our Common Stock

●	The market price of our shares of common stock and our ability to raise capital as and when needed are subject to fluctuation including based on external forces and events which are beyond our control.
●	Existing shareholders face substantial additional dilution and the potential for downward price pressure, including based on capital raising transactions underway or planned in the near term and outstanding derivative securities.
●	If we fail to maintain our listing on Nasdaq, investors’ ability to sell our common stock will be diminished.
●	Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.
●	Outstanding preferred stock and any new preferred stock that may be issued could harm our existing stockholders.
●	If we raise capital in the future, it may dilute our existing stockholders’ ownership and/or have other adverse effects on us, our securities or our operations.
●	Common stock eligible for future sale may adversely affect the market.
●	A lack of securities or industry analyst coverage on our business or negative reports could negatively impact the market price and trading volume of our common stock.
●	We have never paid dividends, and we do not expect to pay dividends for the foreseeable future.

Investing in our common stock involves a high degree of risk. Investors should carefully consider the following Risk Factors before deciding whether to invest in the Company. Additional risks and uncertainties not presently known to us, or that we currently deem immaterial, may also impair our business operations or our financial condition. If any of the events discussed in the Risk Factors below occur, our business, consolidated financial condition, results of operations or prospects could be materially and adversely affected. In such case, the value and marketability of our securities could decline.

Following our acquisition of Old Beeline on October 7, 2024, our focus is on, and our future revenue and operating results are anticipated to be derived both from, the Beeline mortgage business and the Spirits business. As such, the following risks, as they relate to our business, are divided among financial risks, Beeline-related risks, Spirits-related risks, and risks related to our combined Company as a whole.

Financial Risks Related to the Company

Because there is substantial doubt as to the Company’s ability to continue as a going concern, we may not be successful and our ability to continue our operations is in doubt unless we can access sufficient working capital within the timeframe needed.

The Company has limited capital and substantial accumulated deficit as of the date of this Report. We do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, which raises a risk of our potential inability to continue as a going concern. Our continued existence is dependent upon our obtaining the necessary capital to meet our expenditures, and we can provide no assurance that we will be able to raise adequate capital to meet our future working capital needs.

We have substantial indebtedness which becomes due and payable in the near future, and if we are unable to repay this indebtedness as and when it comes due, it could materially adversely affect our business and your investment in us.

We presently have a total of $8.2 million of current outstanding indebtedness, not including amounts due under its warehouse line to place mortgage loans, whereby mortgage loans are then resold to third parties.

Our Spirits assets secure $1.3 million of this outstanding indebtedness and if we are unable to repay it as it comes due, we could lose the Spirits business. Further, if we are unable to repay these notes as of May 14, 2025, the notes will accrue a special one-time interest payment of 30% which will increase the principal of each note in addition to 18% default interest.

In January 2025, we began to make monthly installment payments of $0.4 million and will continue through September 2025 under certain indebtedness, which is secured by Beeline’s assets, and if we are unable to meet these obligations, it could jeopardize that business. If we are unable to meet these obligations with respect to the indebtedness described above, it would have a material adverse effect on our business and financial condition, and you could lose all or most of your investment as a result.

Further, we have relied heavily upon capital infusions from our Chief Executive Officer and principal shareholder. As of the date of this Report, he has directly invested $3.9 million in purchases of securities from the Company since December 2024. If he is unable or unwilling to continue to fund us in the future, your investment could be materially and adversely affected.

We have a very limited operating history since our merger with Old Beeline in October 2024 which makes it difficult to forecast our future results, making any investment in us highly speculative.

While Old Beeline commenced operations in 2020, we have a limited operating history as a combined company following the merger from which to evaluate our prospects. Importantly, our executive officers come from Beeline, so our operations going forward are subject to ordinary integration risks where two companies and two cultures are combined. Further, our limited personnel could pose challenges to us in our integration efforts and operations moving forward, including due to our lack of liquidity, the highly competitive and regulated industries in which each of Beeline and Spirits operate in addition to our status as a public company required to prepare and file reports with the SEC. Further, we may not accurately forecast customer behavior and recognize or respond to emerging trends, changing preferences or competitive factors facing us, and, therefore, we may fail to make accurate financial forecasts or budgetary predictions. Our current and future expense levels are based largely on our budget plans and estimates of future revenue, which are in part contingent on our ability to access capital as needed and planned, which remains uncertain including due to factors described elsewhere in these Risk Factors. Additionally, our current revenue projections are based largely on customer and partner relationships and trends, including general trends in the mortgage lending industry, which remain uncertain. Similarly, if we are able to raise sufficient capital in the future, we may use a portion of the proceeds to acquire other operating businesses in our segments or related segments to facilitate strategic growth and build our market presence and revenue potential. If we continue to face challenges and/or if new challenges arise in servicing our debt obligations, raising the necessary capital or generating revenue in the future, we may be unable to adjust our spending or source the necessary funding in a timely manner to address for any unexpected capital or revenue shortfall, which could then force us to curtail or cease our business operations or plan of operations or acquisitions or incur new debt or securities on terms which are not favorable to us. Our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations and growth process and facing integration challenges following a recent merger and acquisition transaction. Due to these contingencies, we may be unable to achieve profitability in some or all of our businesses in a timely manner or at all, in which case you could lose all or some of your investment.

Because we have a history of operating losses, if we fail to generate operating cash flow, you may lose all or most of your investment.

We have a history of continued operating losses, and we may not become profitable in future periods. In addition, Old Beeline commenced operations in 2020, has a limited operating history and has generated substantial ongoing losses since inception. Our expenses in 2024 include $3.2 million in salaries and benefits, $1.0 million in general and administrative expenses and $1.1 million in professional fees. We expect to incur losses and experience negative cash flows from operations for the foreseeable future. If we cannot achieve positive cash flow from operations or net income, we will need to raise additional capital, which we may not be able to do on favorable terms, if at all. Our ongoing losses raise substantial uncertainty about its future profitability and success.

Risks Related to Beeline’s Mortgage Lending Business

Because Beeline depends on third party partners and vendors to maintain and grow its business, the loss of some or all of these third parties may have a material adverse effect on its results of operations.

To grow its customer base and business Beeline relies on relationships with third-party partnerships and other commercial vendors, including services to help Beeline close loans and for capital markets analytics. Beeline also requires the use of such third-party partnerships and vendors to engage and attract customers and originate mortgages. If Beeline is unable to grow its third-party partners and relationships with vendors, it may be unable to grow its business. Further, if Beeline’s current third-party partnerships and vendors were to stop providing services to it on acceptable terms or at all, or if Beeline’s commercial partners were to terminate their relationships with it, Beeline may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all. Beeline may incur significant costs to resolve any such disruptions in services or the loss of commercial partnerships, and this could materially and adversely affect its business, financial condition, and results of operations. Further, any loss of third-party partnerships and vendors may decrease Beeline’s customer base or inhibit its ability to gain new customers and disrupt its existing business operations. Beeline’s third-party partners and vendors may also choose to cease doing business with it and instead do business with its competitors.

Beeline is also subject to regulatory risks associated with all of the above relationships, including changes in law or interpretations of law that could result in increased scrutiny of these relationships, require restructuring of these relationships, and/or diminish the value of these relationships.

If Beeline loses the services of the vendor that provides it with loan origination or customer relationship management software, its short-term results of operations will be materially and adversely affected.

Beeline licenses loan origination software and customer relationship management software from privately-held third-parties. If those parties were to cease providing platform services to Beeline, Beeline would be required to obtain software from another party, which could be on more expensive terms. Further, the integration of another loan origination software product would entail technical challenges and expenses and generally be disruptive to operations. If Beeline was cut off without notice, such disruption could also negatively impact borrowers with loans at various points of the process. This could lead to liability to Beeline if borrowers end up with financial loss. As a result, our short-term results of operations would be materially and adversely affected.

Because Beeline depends on its ability to sell loans and MSRs in the secondary market to a limited number of loan purchasers and to secondary market participants for each relevant product, its ability to originate loans and offer related mortgage service rights would be materially and adversely affected, if its ability to sell loans and mortgage service rights became impaired.

Beeline’s business depends on its ability to sell its loan production to third party investors. Its ability to sell and the prices it receives for its loans vary from time-to-time and may be materially adversely affected by several factors, including, without limitation: (i) an increase in the number of similar loans available for sale; (ii) conditions in the loan securitization market or in the secondary market for loans in general or for its loans in particular, which could make its loans less desirable to potential purchasers; (iii) defaults under loans in general; (iv) loan-level pricing adjustments imposed by investors and Fannie Mae and Freddie Mac (together, the “GSEs”), including adjustments for the purchase of loans in forbearance or refinancing loans; (v) the types and volume of loans being originated or sold by Beeline; (vi) the level and volatility of interest rates; and (vii) unease in the banking industry caused by, among other things, recent bank failures. An inability to sell or a decrease in the prices paid to Beeline upon sale of its loans and MSRs would be detrimental to its business, as Beeline is dependent on the cash generated from such sales to fund its future loan production and repay borrowings under its warehouse lines of credit. If Beeline lacks liquidity to continue to fund future loans, its revenues from new loan originations would be materially and adversely affected, which in turn would materially and adversely affect its potential to achieve profitability.

Substantially all of Beeline’s loan production and related MSRs are sold to a limited number of purchasers in the secondary market. If any of those buyers decide to not purchase loans from Beeline going forward, it would have a materially adverse impact on Beeline’s operations and ability to originate new loans and generate revenue.

Because Beeline relies on the secondary mortgage market for loan sales, an economic downturn or other adverse market trends or developments could halt or limit its ability to sell its loans and lend money to future borrowers.

Beeline’s business operations depend on selling loans to a limited pool of purchasers in the secondary mortgage market, including secondary mortgage market participants and investors. Its business model requires it to sell its loans on the secondary mortgage market to replenish its lending funding and to help shift lending risks.

Demand in the secondary market for home loans and Beeline’s ability to sell the loans that it produces depend on many factors that are beyond its control, including general economic conditions and the threat of a recession, prevailing interest rates, a major war affecting the United States, the willingness of lenders to provide funding for and purchase home loans, the risk of another pandemic like COVID-19, and changes in regulatory requirements. Beeline’s inability to make new loans and sell the loans that it produces in the secondary market in a timely manner and on favorable terms would materially and adversely affect its business. In particular, market fluctuations may alter the types of loans and other products that it is able to originate and sell. For example, higher mortgage rates following the U.S. Federal Reserve’s rate hikes to combat inflation have, and may continue to have, an adverse impact on demand for new mortgage originations because existing homebuyers are hesitant to move or give up their current low interest rate loan in the event of a refinancing. The higher cost of home ownership adversely impacts move-up, new homebuyers and refinancings, which trend adversely affects and may continue to adversely affect our business. In addition, it is unclear how recent governmental actions or the threats of certain actions, such as tariffs, reductions of governmental employees and spending, tax reform, and actions taken to address the debt ceiling and deficit, will impact the U.S. economy and the residential real estate market. Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations would likely have an adverse effect on our operating results and financial condition. Lower loan origination volumes in the industry also generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. If it is not possible or economical for Beeline to continue originating and selling its loans in the secondary mortgage market, Beeline’s business, financial condition, and results of operations, could be materially and adversely affected. Further, volatility from changes in prevailing interest rates can adversely affect the value of our MSR portfolio and servicing revenue and changes in the value, or inaccuracies in the estimates of their value, could adversely affect our financial condition and liquidity.

Because we are required to comply with many financial, legal, and regulatory laws and regulations, its failure to comply with all of the applicable laws and regulations could result in large fines, suspensions of its licenses to make loans in one or more states and could otherwise have a material adverse effect on Beeline.

Beeline’s business operations require it to comply with numerous state and federal laws and regulations applicable to the mortgage loan industry. See “Business-Government Regulations Affecting Beeline” earlier in this Report for a description of certain of the laws and regulations to which Beeline and its operations are subject. While we currently have compliance and risk management policies for maintaining compliance with such laws and regulations, we cannot assure you that such policies are perfect or will guarantee full compliance. Any failure in our current compliance and risk management policies may subject us to regulatory or legal proceedings and financial penalties, which may negatively impact us and our financial condition and results of operations and divert our management’s attention from its business. Further, the legal and regulatory scheme is always subject to change, and we may be unable to timely comply with new laws and regulations applicable to our business.

Our mortgage business faces intense competition that could materially and adversely affect it if it cannot adequately address competitive challenges.

Competition in the mortgage lending industry is intense and is dominated by major national and regional banks as well as local banks and large non-depository lending institutions. In addition, the mortgage and other consumer lending business is highly fragmented and dominated by legacy players. Some of Beeline’s competitors have better name recognition and greater financial and other resources than it does (including access to capital). Other competitors, such as correspondent lenders who produce loans using their own funds, may have more operational flexibility in approving loans. Commercial banks and savings institutions may also have significantly greater access to potential customers, given their deposit-taking and other banking functions and locations near potential borrowers.

Also, some of these competitors are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity and may be able to participate in government programs that Beeline is unable to participate, all of which may place us at a competitive disadvantage. Additionally, Beeline operates at a competitive disadvantage when compared to U.S. federal banks and thrifts and their subsidiaries because, such other industry participants enjoy federal preemption from compliance with state law and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the mortgage-related laws of the states in which they do business. Unlike its federally chartered competitors, Beeline is generally subject to all state and local laws applicable to lenders in each jurisdiction in which it operates, and such regulatory changes may increase Beeline’s costs or limit its activities, such as more restrictive licensing, disclosure, or fee-related laws, or laws that may impose conditions to licensing that it or its personnel are unable to meet. To compete effectively, Beeline must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost.

Further, we compete with other mortgage originators and other businesses across the broader real estate and mortgage industry for those consumers that consider obtaining loans online or non-conforming loans. Digitally native home buying technology platforms are increasingly moving into the loan production space. Such online mortgage originators, and digitally native entrants primarily compete on name recognition, price and on the speed of the loan application, underwriting and approval process, and any increase in these competitive pressures could materially and adversely affect our business, including as a result of higher performance marketing and advertising spend due to greater demand for customer leads.

Competition in our industry can take many forms, including the variety of loan programs being made available, interest rates and fees charged for a loan, convenience in obtaining a loan, customer service levels, the amount and term of a loan and marketing and distribution channels. Fluctuations in interest rates and general economic conditions may also materially and adversely affect our competitive position. During periods of rising rates, competitors that have locked in low borrowing costs may have a competitive advantage. Furthermore, a cyclical decline in the industry’s overall level of loan producers, or decreased demand for loans due to a higher interest rate environment or a housing market or general economic downturn, may lead to increased competition for the remaining loans. Additionally, more restrictive loan underwriting standards have resulted in a more homogenous product offering, which has increased competition across the mortgage loan industry for loan originations. Furthermore, our existing and potential competitors may decide to modify their business models to compete more directly with our loan origination models. Post COVID-19, many banks and depository institutions withdrew from mortgage origination, leaving large non-depository mortgage lenders with greater access to market share. In addition, technological advances and heightened e-commerce activities have increased consumers’ accessibility to products and services. This has intensified competition among banks and non-banks in offering mortgage loans. Any increase in these competitive pressures could materially and adversely affect our business.

Our loans to customers originated outside of GSE guidelines or the guidelines of the Federal Housing Authority or Veterans Administration involve a high degree of business and financial risk, which can result in substantial losses to us.

Loans originated outside of Fannie Mae or Freddie Mac guidelines, or the guidelines of the Federal Housing Authority (“FHA”) or Veterans Administration (“VA”) (“non-conforming loans”), are sold to private investors and other entities. Approximately 59% of Beeline’s loans in 2024 were non-conforming loans, specifically non-qualified mortgage loans (“Non-QM loans”). If Beeline is unable to sell such loans to private investors, it may be required to hold such loans for an extended period, which exacerbates working capital needs. For these loans, a customer’s ability to repay may be adversely impacted by numerous factors, including a healthcare event of the borrower, a change in the borrower’s financial condition, or other negative local or more general economic conditions. Deterioration in a customer’s financial condition and prospects may be accompanied by deterioration in the value of the collateral. These risks will increase in prevalence and impact if general economic conditions deteriorate in the U.S., such as due to a recession.

In addition, some loans that Beeline produces that it believes will be conforming loans may not meet Fannie Mae or Freddie Mac guidelines, or the guidelines of the FHA or VA, in which case Beeline would be subject to a high degree of business and financial risk.

Because we rely on highly-skilled personnel with knowledge of the mortgage industry, the loss of key personnel which may negatively impact its business.

Our future success depends on its ability to attract, hire, train, and retain a number of highly skilled employees and management that have knowledge of the mortgage industry. The loss of the services of our Chief Executive Officer, Nicholas Liuzza, Jr., Old Beeline’s Chief Operating Officer, Jessica Kennedy, Esq., or other key employees could cause substantial disruption to our business operations, which would adversely affect its business. Competition for qualified employees in the mortgage industry remains high, and we may fail to attract or retain the employees necessary to execute its business model successfully. Further, as a smaller company with a limited operating history, we rely on a smaller workforce, particularly in its accounting, legal, and compliance departments, which places us at a disadvantage in attracting and retaining experienced talent.

If we encounter material fraud, it could result in significant financial losses and harm to our reputation.

In deciding whether to approve loans or to enter into other transactions with its customers or counterparties, we rely on information furnished to it by or on behalf of customers and such counterparties, including credit applications, property appraisals, title information and valuation, employment and income documentation, and other financial information. We also rely on representations of customers and such counterparties as to the accuracy and completeness of that information. If any of this information is intentionally or negligently misrepresented and such misrepresentation is not detected prior to loan funding, the fair value of the loan may be significantly lower than expected or it may not be possible for us to sell the loan. Additionally, there is a risk that, following the date of the credit report that we obtain and its review of a person’s credit worthiness, a borrower may have become delinquent in the payment of an outstanding obligation, defaulted on a pre-existing debt obligation, taken on additional debt, lost his or her job or other sources of income, or sustained other adverse financial events. This risk is exacerbated since we originate Non-QM loans, primarily debt service coverage ratio (“DSCR”) loans which relies on the rental income associated with a property and not the borrower’s income from traditional employment. However, we ameliorate this risk through credit monitoring through each closing date.

We use automated underwriting engines from the GSEs to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our customers or staff, and any seller, real estate broker, notary, settlement agent, appraiser, title agent or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income stated on the loan application. If any of this information was misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had Beeline been provided with accurate data. These loans can materially and adversely affect our operations by reducing our available capital to underwrite new loans. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we may suffer.

High profile fraudulent activity also could negatively impact our brand and reputation, which could materially and adversely affect our business. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase its costs and also materially and adversely affect our business.

We market our services through advertising on search engines, social media platforms, and other online sources, and if we fail to drive traffic through our marketing we may have to spend more to drive traffic and improve our search results, any of which could materially and adversely affect our business operations.

Our success will depend on our ability to attract potential consumers to our website and convert them into customers in a cost-effective manner. We depend, in large part, on performance marketing leads (e.g., pay-per-click) that we purchase from search engine results, social media platforms, and other online sources for traffic to our website. We expect to continue to devote significant resources to acquire customers, including advertising to our third-party partners’ significant consumer networks, and offering discounts and incentives to consumers. To the extent that our traditional approach to customer acquisitions is not successful in achieving the levels of transaction volume that we seek, we may be required to devote additional financial resources and personnel to our sales, marketing, and advertising efforts and to increase discounts to consumers, which would increase the cost base for our services.

Currently a substantial majority of our advertising is spent with Google. If Google were to materially increase its prices, we may be unable to replace Google and sustain materially increased costs. We face several challenges to our ability to maintain and increase the number of visitors directed to our website. Our competitors may increase their online marketing efforts and outbid us for placement for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than us. Additionally, internet search engines could revise their methodologies in a way that would adversely affect the prominence of our search results rankings. If internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ marketing or promotional efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline.

There can be no assurance that any increased marketing and advertising spend to maintain and increase the number of visitors directed to our website will be effective. Any reduction in the number or credit quality of prospective borrowers directed to our platform through internet search engines, Google, and other search engines, social networking sites or any new strategies we employ could materially and adversely affect our business, financial condition, results of operations, and prospects.

Regulatory changes may also require search engines, social media platforms and other online sources to adjust their outreach techniques and algorithms, which may negatively impact the effectiveness of these platforms. For instance, in 2019, the U.S. Department of Justice, entered into a settlement agreement with Meta that required Meta to replace the software used in Facebook for housing ads, as a result of claims that the software allowed advertisers to discriminate based on protected characteristics such as race, national origin, religion, sex, family status and disability. As a result, platforms using similar software found it necessary to replace their advertising systems. Additionally, in the event the CFPB takes a more stringent and aggressive interpretation of laws governing Beeline’s interaction with lead aggregators, including RESPA, it could result in a material reduction in the availability of leads from such sources, increased costs, and increased regulatory risk.

New TCPA regulations in 2025 will impact our compliance costs and subject us to new regulatory and legal risks for noncompliance

Effective January 2025, the FCC’s new rule under the TCPA requires explicit, one-to-one consent for any form of communication involving messaging or calling between a business and consumer. In April 2025, the FCC is imposing new text and call opt-out rules, requiring companies who utilize robocalls and robotexts to broaden the standard terms consumers can use to revoke consent and treat natural language revocation requests beyond the standard opt-out terms as valid opt-out requests. Further, all reasonable opt-out requests must now be complied with within a reasonable time frame, which is generally considered as 10 business days. Both new rules may require us to modify our consent and opt-out processes and policies relating to outreach to consumers for marketing, sales, and customer service. The failure to comply with the new TCPA rules could result in fines between $500 to $1,500 per violation. If we fail to comply with the rules, it may be subject to legal and regulatory fines, which may negatively impact its financial condition and results of operations.

If the United States experiences rising mortgage interest rates, it may continue to negatively impact Beeline’s business and loan origination volumes, and the negative impact could intensify in the future particularly if an economic downturn or recession results.

Mortgage interest rates continually increased since 2021 until a dip in September 2024. It is difficult to predict the direction of interest rates. In 2025, there has been a small decrease in rates which are relatively stable and under 7%.

The effect of the increased mortgage rates was to reduce loan volume, margins, revenue, and profitability in the mortgage origination industry, including in our business. Following the September decrease, Beeline experienced its best origination month in terms of units closed since March of 2022 and best origination month in terms of volume since October 2021. While some industry participants are predicting that interest rates could decline further in 2025, such predictions could prove to be incorrect, and in any case offer no assurance of returning to pre-2021 loan origination volumes. An increase in interest rates may cause a reduction in demand for our offerings and/or increased delinquency default and foreclosure, which may adversely affect our business by increasing our expenses and reducing the number of mortgage service fees that are collected. Furthermore, interest rates depend on action taken by the Federal Reserve, which in turn depends on the current state of inflation and the U.S. economy. The recent impositions of tariffs by the U.S. and any retaliatory actions by foreign countries could contribute to higher inflation and reduced economic activity for a prolonged period of time, thereby delaying any rate reductions or potentially resulting in rate increases in the future, as well as reduced demand for mortgages. If mortgage interest rates rise, fewer individuals may pursue home ownership or refinance, and the decreased profitability and loan originations will negatively impact Beeline’s business operations, operating results and financial condition.

In addition, higher interest rates come with an increased probability for an economic downturn or recession by making it more difficult for businesses to borrow money and individuals to maintain employment. Contributing further to an increased probability for a recession or economic downturn in the U.S. in the near term are recent and threatened tariffs, trade wars, geopolitical conflicts, increased unemployment including due to widescale layoffs and staff reductions in the federal government, and volatility and declines in the stock market, any or all of which could cause the U.S. economy to experience a significant decline including a reduction in consumer sentiment and spending. Future economic downturns and recessions may negatively impact the real estate market and the demand for our services, which in turn would have a material adverse effect on its business and operating results. Because of the high purchase prices for homes relative to other items that may be purchased in the market, the real estate market tends to be particularly hard hit during economic downturns or recessions, and we cannot predict the impact such an event could have on us or the industry in the future.

The Company’s business is subject to underwriting limitations and the potential of mortgage defaults.

A majority of the Company’s loan originations have been Non-QM loans. Non-QM loans are not underwritten in accordance with guidelines defined by the GSEs, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay. Non-QM loans typically involve persons who do not derive their income from traditional employment. The Company’s Non-QM loans are primarily DSCR loans, where the income calculation is derived from the rental income on the subject property. Accordingly, there may be more risk of non-payment, especially if the real estate rental market collapses and rents decrease or rental vacancies increase. The QM loans Beeline originates are subject to underwriting requirements set by the GSEs and aggregators who purchase QM loans. There could be default risk on these loans, which for example would increase if there are macroeconomic or geopolitical conditions that cause unemployment to increase or home values to decrease.

Failure to comply with underwriting guidelines of aggregators or GSEs could materially and adversely impact our business.

We must comply with the underwriting guidelines of aggregators and the GSEs to successfully originate conforming GSE loans. We also must comply with the underwriting guidelines of federal agency insurers/guarantors, such as the FHA and VA for those loan types. If we fail to do so, we may be required to repurchase these loans, indemnify the insurers/guarantors, or be subject to other penalties or remedial measures. If we are found to have violated GSE underwriting guidelines, it could face regulatory penalties and damages in litigation, and suffer reputational damage, any of which could materially and adversely impact its business, financial condition, and results of operations. If we fail to meet the underwriting guidelines of the GSEs, federal agency insurers/guarantors, or of non-GSE loan purchasers it could lose its ability to underwrite and/or receive insurance/guaranty on loans for such loan purchasers and insurers/guarantors, which could have a material adverse effect on its business, financial condition, results of operations, and prospects. We try to mitigate its repurchase risk with repurchase insurance, however, this insurance may not cover the reason for the repurchase and it may not be able to sell a repurchase demand loan at a discount. It may not be able to meet its repurchase obligations in the future. If we are required to repurchase loans or indemnify loan purchasers, we may not be able to recover amounts from third parties from whom we could seek indemnification due to financial difficulties or otherwise. As a result, the Company is exposed to counterparty risk in the event of non-performance by a borrower or other counterparties to various contracts, including, without limitation, as a result of the rejection of an agreement or transaction in bankruptcy proceedings, which could result in substantial losses for which it may not have insurance coverage.

Changes in the GSEs’, the FHA’s or the VA’s requirements could materially and adversely affect the Company’s business.

The Company is required to follow specific guidelines and eligibility standards that impact the way it originates GSE and U.S. government agency loans, including guidelines and standards with respect to:

●	credit standards for mortgage loans;
●	its default and claims rates on recently produced FHA loans;
●	its staffing levels and other servicing practices;
●	the servicing and ancillary fees that it may charge;
●	its modification standards and procedures;
●	the amount of reimbursable and non-reimbursable advances that it may make; and
●	the types of loan products that are eligible for sale or securitization.

Changes to GSE and U.S. government agency rules and guidance can materially and adversely impact the conforming loans that the Company is able to originate and sell and/or insure, as well as the servicing decisions and actions that t is required to undertake.

In addition, further changes to GSE, the FHA or VA loan programs, or coverage provided by private mortgage insurers, could also have broad material and adverse market implications. Any future increases in guarantee fees or changes to their structure or increases in the premiums the Company is required to pay to the FHA, VA or private mortgage insurers for insurance or for guarantees could increase loan production costs and insurance premiums for its customers. Additionally, as the Trump Administration continues to pursue reductions in spending by the federal government, it could take action which adversely affects VA loan programs or other programs or organizations on which certain of our operations depend, which could have a material adverse effect on us. These industry changes could negatively affect demand for our mortgage product offerings and consequently for conforming loans its production volume, which could materially and adversely affect its business. We cannot predict whether the impact of any proposals to move Fannie Mae and Freddie Mac out of conservatorship would require them to increase their fees.

Risks Related to Our Debt and Warehouse Credit Lines

Because we rely on indebtedness to fund our mortgage operations and growth objectives, its future results of operations and financial condition are subject to numerous risks arising from its incurring this indebtedness.

Old Beeline has incurred in the past, and we expect to incur in the future, a high level of indebtedness to finance operations. We may be unable to timely repay our debt in accordance with the terms of the debt, which could lead to legal proceedings being instituted against our subsidiary. In particular, we engage in warehouse borrowing to provide the capital to originate loans. Warehouse lending is essentially a line of credit issued by a lender that permits us to borrow funds on a short-term basis. We use the warehouse loan to originate loans which we resell on the secondary market and then use the proceeds of the sale to reduce the line of credit as well as provide working capital.

Borrowings under the warehouse lines of credit are at variable rates of interest, which also expose us to interest rate risk. If interest rates increase, our debt service obligations on certain of its variable-rate indebtedness will increase even though the amount borrowed remains the same, and our net losses will increase and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease, which will negatively impact our financial condition and potential business operations.

For more information on our other debt, see the risk factor titled “We have substantial indebtedness which becomes due and payable in the near future, and if we are unable to repay this indebtedness as and when it comes due, it could materially adversely affect our business and your investment in us” on page 20. Our debt obligations could materially and adversely impact us. For example, these obligations could:

●	require us to use a large portion of our cash to pay principal and interest on debt, which will reduce the amount of cash flow available to fund mortgage loan originations, working capital and other expenditures, and other business activities;
●	result in certain of our debt instruments being accelerated to be immediately due and payable or being deemed to be in default if certain terms of default are triggered, such as applicable cross-default and/or cross-acceleration provisions;
●	limit our future ability to raise funds for working capital, mortgage loans, strategic acquisitions or business opportunities, and other general corporate requirements;
●	restrict our ability to incur specified indebtedness, create or incur certain liens;
●	increase our vulnerability to adverse economic and industry conditions; and
●	increase our exposure to interest rate risk from variable rate indebtedness.

Our ability to comply with the terms and conditions of our debt may be affected by events beyond our control, and if we are unable to meet or maintain the necessary covenant requirements or satisfy, or obtain waivers for, the covenants, we may lose the ability to borrow under all of our debt facilities, which could materially and adversely affect our business.

If we are unable to access or utilize the warehouse lines of credit in the future, we will be unable to fund loans and thus continue its business operations as a lender and would need to act as a broker on all loans it originates or completely discontinue operations. If we originate loans ineligible for warehouse funding or experience increases in buybacks, our loan advance rates may be negatively impacted which may present a liquidity risk.

Our ability to meet its payment obligations depends on our ability to generate significant cash flows or obtain external financing in the future. This ability, to some extent, is subject to market, economic, financial, competitive, legislative and regulatory factors as well as other factors that are beyond our control. There can be no assurance that our business will generate cash flow from operations, or that additional capital will be available to us, in amounts sufficient to enable us to meet our debt payment obligations and to fund other liquidity needs.

Risks Related to Beeline’s Mortgage Lending Products, Technology, and Intellectual Property

Beeline’s mortgage lending business relies on technology infrastructure, which exposes us to cybersecurity and technology infrastructure risks.

Our mortgage lending business requires the use of a secure, efficient technological infrastructure to successfully operate. Our reliance on technology exposes us to cybersecurity threats. A cybersecurity breach or hacking of our systems could result in significant disruptions in its operations and negatively impact the public perception of our business.

Technology disruptions or failures in, and cyberattacks or other breaches relating to, our technological infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and materially and adversely impact our business, financial condition, and results of operations.

We are dependent on the secure, efficient, and uninterrupted operation of our technology infrastructure, including computer systems, and related software applications, as well as those of certain third parties. Its website and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated information, the accuracy and timeliness of which is critical to its business. Our technology must provide a loan application experience that equals or exceeds the experience provided by its competitors.

We may experience service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, including those of internet service providers, team member misconduct, human error, denial of service or information, cyberattacks, and phishing emails, including computer hackers, computer viruses and disabling devices, malicious or destructive code, as well as natural disasters, health pandemics and other similar events. Any such disruption could interrupt or delay our ability to provide our services to our customers and could also impair the ability of third parties to provide critical services to us. Although we have undertaken measures intended to protect the safety and security of our information systems, there can be no assurance that disruptions, failures, and cyberattacks will not occur or, if they do occur, that they will be adequately addressed in a timely manner. Such measures may in the future fail to prevent or detect unauthorized access to our team member, customer, and loan applicant information, and our disaster recovery planning may not be sufficient to address all technology-related risks, which are constantly evolving. We may also incur significant costs for using alternative equipment or taking other actions in preparation for, or in reaction to, events that damage, interrupt, or otherwise disrupt the third-party resources or services we use.

Any prolonged service disruption affecting our platform could damage the Company’s reputation with current and potential customers, expose it to liability, cause it to lose customers, or otherwise materially and adversely affect its business, financial condition, and results of operations. In the event of damage or interruption, the Company’s insurance policies may not adequately compensate it for any losses, although the Company does have coverage under a cyber liability insurance policy. It may not cover all business losses or costs of reporting to consumers and/or state regulatory bodies

As our customer base and range of product offerings continue to expand, we may not be able to scale our technology to accommodate the increased capacity requirements, which may result in interruptions or delays in service. In addition, the failure of third-party service providers to meet our capacity requirements could result in interruptions or delays in access to our platform or impede our ability to grow our business and scale our operations. If the Company’s third-party service agreements are terminated, or there is a lapse of service, interruption of internet service provider connectivity, or damage to data centers, it could experience interruptions in access to its platform as well as delays and additional expense in arranging new facilities and services. Any service disruption affecting its platform could damage its reputation with current and potential customers, expose it to liability, cause it to lose customers, or otherwise materially and adversely affect its business, financial condition, and results of operations.

Additionally, the technology and other controls and processes the Company has created to help it identify misrepresented information in its loan production operations were designed to obtain reasonable, not absolute, assurance that such information is identified and addressed appropriately. Accordingly, such controls may not have detected, and may fail in the future to detect, all misrepresented information in our operations.

If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in customer dissatisfaction and damage to our reputation and brand, and materially and adversely affect our business, financial condition, and results of operations. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures and similar events. The Company carries $1 million in coverage of direct business interruption coverage and contingent business interruption coverage under its cyber liability policy.

If the Company is not able to protect the privacy, use, and security of customer information, it could sustain damages that may have a material adverse effect on its business, financial condition and results of operations.

The Company receives, maintains and stores the personal information (“PI”) of its loan applicants, customers and staff. On the customer side, the Company captures and stores thousands of data points per customer during the loan transaction process. The storage, sharing, use, disclosure, processing and protection of this information are governed by the privacy and data security policies maintained by the Company. Moreover, there are federal and state laws regarding privacy and the storage, sharing, use, disclosure, processing and protection of PI, personally identifiable information, and user data. Specifically, PI and nonpublic personal information (“NPI”) are increasingly subject to legislation and regulations in numerous jurisdictions. For example, federal law, including the GLBA, the GLBA Safeguards Rule, and the FCRA, among other laws, set forth privacy and data security requirements for NPI and consumer report information. At the state level, state privacy laws, such as the California Consumer Protection Act (the “CCPA”), provide new data privacy rights for consumers and new operational requirements for the Company. The CCPA also includes a statutory damages framework for violations of the CCPA and a private right of action against businesses that fail to implement and maintain reasonable security procedures and practices appropriate to the nature of the information to prevent data breaches.

The Company could be materially and adversely affected if legislation or regulations are expanded to require changes in business practices or privacy policies (particularly to the extent such changes would affect the manner in which it stores, shares, uses, discloses, processes and protects such data), or if governing jurisdictions interpret or implement their legislation or regulations in ways that negatively affect its business, financial condition, results of operations, and prospects. In addition, even if legislation or regulation does not expand in a manner that affects the Company’s business directly, changing consumer attitudes or the perception of the use of personal information also could materially and adversely affect its business, financial condition, and results of operations.

Any penetration of network security or other misappropriation or misuse of PI or personal consumer information, including through ransomware attacks, could cause interruptions in the Company’s business operations and subject it to increased costs, litigation, and other liabilities. Claims could also be made against the Company for other misuse of PI, such as the use of personal information for unauthorized purposes or identity theft, which could result in litigation and financial liabilities, and information security incidents also could involve investigations and enforcement from governmental authorities. Such events could also occur as a result of the use of AI and other technologies by us and others with whom we do business or on whom our operations and systems depend, and any defects or vulnerabilities which may exist or arise in such technologies. Security breaches (including ransomware attacks) could also materially and adversely affect the Company’s reputation with consumers and third parties with whom it does business, as well as expose it to regulatory and litigation risk, which could be exacerbated if it is determined that known security issues were not addressed adequately prior to any such breach. It is possible that advances in computer capabilities, new discoveries, undetected fraud, inadvertent violations of the Company’s policies or procedures or other developments could result in a compromise of information or a breach of the technology and security processes that are used to protect consumer transaction data. In addition, the Company’s current work-from-home policy may increase the risk of security breaches, which could result in the misappropriation or misuse of PI. As a result, the Company’s current security measures may not prevent all security breaches. The Company may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. The Company also faces risks associated with security breaches affecting third parties, including its third-party partners and vendors. In addition, the Company faces risks resulting from unaffiliated third parties who attempt to defraud, and obtain personal information directly from, its customers by imitating it. Any publicized security problems affecting the Company’s businesses and/or those of third parties, whether actual or perceived, may discourage consumers from doing business with the Company, which could materially and adversely affect its business, financial condition, and results of operations.

There can be no assurance that any of the above risks will not occur or, if they do occur, that they will be adequately addressed in a timely manner. If any loan applicant, customer, or team member’s information is inappropriately accessed or acquired and used by a third party or a team member for illegal purposes, such as identity theft, Beeline may be responsible to the affected applicant or customer for any losses he, she or they may have incurred as a result of misappropriation or other improper use. In such an instance, we may also be subject to regulatory action, investigation or be liable to a governmental authority for fines or penalties associated with a lapse in the integrity and security of its loan applicants’, customers’ or team members’ information. he Company may be required to expend significant capital and other resources to protect against and remedy any potential or existing security breaches and their consequences. In addition, our remediation efforts may not be successful and it may not have adequate insurance to cover these losses. If the Company is unable to protect its customers’ PI, our business, financial condition, and results of operations can be materially and adversely affected.

We rely heavily on third-party software to operate our mortgage lending business, creating technological risks that it cannot mitigate.

We rely heavily on third-party technology in running our mortgage lending business. Because we utilize third-party technology, our ability to maintain and control the technology is limited. Such utilization of this technology creates potential risks, including service interruptions, product errors, or failure, all of which could cause us reputational harm, create financial losses, and harm our business operations. The cybersecurity risks we face can also impact our business partners and vendors.

We depend, in part, on third party vendor relationships, and our ability to become profitable and service our customer base is dependent on the continuation of those relationships.

In addition to the third-party technology platforms described above, there are other vendors who provide other products and services required for mortgage origination fulfillment, like credit reporting companies, title companies, appraisal management companies and other data providers. If these providers stop providing services to us on acceptable terms or at all, or if the relationship is terminated, we may be unable to replace that vendor in a timely manner on acceptable terms, or at all. This could result in service disruptions and materially and adversely affect our business, financial condition and operating results.

If the Company is unable to protect its intellectual property rights, it may be unable to effectively compete with its competitors

The Company’s intellectual property, principally its trade secrets and licensed technology, is a key asset. The Company regards the protection of its intellectual property as critical to its success. The Company has taken steps to protect its intellectual property by entering into confidentiality agreements with its employees, third-party partners, and third-party vendors. These agreements may not be enforceable or may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of an unauthorized disclosure. Monitoring and protecting the Company’s intellectual property is difficult and may not be adequate. Costly and time-consuming litigation could be necessary to enforce and determine the scope of the Company’s intellectual property rights, and failure to obtain or maintain protection of its intellectual property rights could materially and adversely affect its business and financial results.

Beeline’s Mortgage Regulatory Risks

Beeline’s mortgage business is a heavily regulated industry, and its business operations expose it to risks of noncompliance with a large and increasing body of complex mortgage and lending laws and regulations at the federal and state levels.

Due to the heavily regulated nature of the mortgage, home ownership, real estate, and insurance industries, Beeline is required to comply with a wide array of federal and state laws and regulations that regulate, among other things, the manner in which Beeline conducts its loan production, the fees that it may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over Beeline’s mortgage lending business.

Both the scope of the laws and regulations and the intensity of the supervision to which Beeline’s mortgage lending business is subject have increased over time. Failure to satisfy certain requirements or restrictions could result in a variety of regulatory actions such as fines, directives requiring certain steps to be taken, suspension of authority to operate or ultimately a revocation of authority or license. Certain types of regulatory actions could result in a breach of representations, warranties and covenants, and potentially cross-defaults in our financing arrangements which could limit or prohibit our access to liquidity to operate our business. In addition, while the federal government promulgates new rules or guidance, it also may interpret existing laws and regulations in novel ways and/or expand enforcement priorities at certain federal agencies, such as the CFPB and the Federal Trade Commission (the “FTC”). It is therefore possible that new rulemakings, interpretations, or enforcement actions will materially and adversely affect its business, affiliates, and strategic relationships.

Beeline expects that its mortgage lending business will remain subject to extensive regulation and supervision. Although it has systems and procedures designed to comply with developing legal and regulatory requirements, Beeline cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a different or more restrictive manner than it has, which could render its current business practices non-compliant or which could make compliance more difficult or expensive. Any of these or other changes in laws or regulations could materially and adversely affect Beeline’s business, financial condition, and results of operations.

Changes in GSEs and other applicable government programs could negatively impact Beeline’s business operations.

While the majority of the loans Beeline originates are non-conforming, Beeline does originate conforming loans which must comply with guidelines of the GSEs and government-backed programs. It is possible that the federal government may change the rules and regulations regarding GSEs and other government-backed programs. Beeline cannot guarantee that the federal government will maintain the GSEs and government-backed programs on which it relies. Any such changes could negatively impact Beeline’s ability to do business with such entities and its ability to originate loans. Further, any changes in these entities’ roles or structures could significantly impact Beeline’s business operations and financial condition.

Future AI or technology characteristics and regulations could negatively impact Beeline’s business and use of technology.

Beeline’s business model and competitive edge requires the use of AI and various technologies to process loans and service its customers. While there is currently no federal legislation regarding AI, it is possible that new federal legislation regarding AI may be adopted, which could negatively impact Beeline’s business operations. Further, any new regulations regarding technology or AI that impact Beeline’s business would increase its compliance costs and risks of regulatory proceedings against it. Should Beeline be unable to comply with any applicable technology or AI regulations, its business operations, financial condition and results of operation will be adversely affected. In addition, Beeline uses an AI product developed by MagicBlocks, a company in which Beeline has a minority interest. If Beeline is unable to use this AI product in the future, Beeline may experience additional costs and business disruptions.

In addition, the emergent nature of AI presents numerous risks and uncertainties, including the potential for defects in the design and development of the technologies used to automate processes, misapplication of technologies, the reliance on data, rules or assumptions that may prove inaccurate, incomplete or inadequate, information security vulnerabilities and failure to meet customer expectations. For example, the use of AI algorithms may give rise to operational or legal issues due to perceived or actual unintentional bias in the processing and servicing of mortgage loans. While we aim to use and to partner with organizations that use AI responsibly, we or organizations with whom we do business may be unsuccessful in identifying or resolving issues before they arise or navigating the complex and evolving landscape inherent in AI and other novel technologies, including regulatory implications and competitive forces. We and many of our competitors and other market participants are beginning to deploy AI and machine learning technology into a growing number of systems and processes. As such, our ability to successfully adopt, implement, maintain and oversee AI and other technological advancements into our processes efficiently and effectively, and to establish systems and protocols and otherwise prepare for and address the myriad of potential issues that could arise with respect thereto, will impact our future competitiveness and operating results and capabilities, and any failure to do so by us and our strategic partners could materially adversely affect our business and prospects.

Further, if the content, analyses, or recommendations that the AI uses to assist Beeline in processing loans and servicing customers are or are alleged to be deficient, inaccurate, or biased, Beeline could be subject to reputational harm and legal liability, either of which could result in a diversion of management’s attention. The use of AI in Beeline’s business may also result in cybersecurity incidents. Because Beeline’s use of AI involves the collection of its customers’ personal information and data, it is possible that cybersecurity incidents or breaches of the AI Beeline uses could result in the exposure of its customers’ personal information and data. Any such cybersecurity incident could adversely affect its business, create legal liability, result in operational downtime, result in reputational harm, and negatively impact Beeline’s financial condition. State and federal legislation or regulations regarding AI which may be adopted or enforced in the future could negatively impact Beeline’s business operations. Any new regulations or the occurrence of one or more of the risks and uncertainties described above regarding technology or AI that impact Beeline’s business would increase its compliance costs and risks of regulatory proceedings against it, which could materially harm our operating results and financial condition. A majority of states have enacted either some form of AI legislation or created a task force or committee. We are not certain how present, or future AI legislation will affect us.

Because Beeline’s mortgage lending business is subject to various telecommunications, data protection and privacy laws and regulations, as well as various consumer protection laws, including predatory lending laws, its failure to comply with such laws can result in material adverse effects and financial losses.

Beeline’s mortgage business is currently subject to a variety of, and may in the future become subject to additional U.S. federal, state, and local laws and regulations that are continuously evolving and developing, including laws on advertising, as well as privacy laws and regulations, such as the Telephone Consumer Protection Act (the “TCPA”), the Telemarketing Sales Rule, the CAN-SPAM Act, the Gramm-Leach-Bliley Act (the “GLBA”), and, at the state level, numerous state privacy laws such as the CCPA.

These types of laws and regulations directly impact Beeline’s business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve and may result in ever-increasing public and regulatory scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws and regulations could also impact how Beeline processes personal information and, therefore, limit the effectiveness of its product offerings or its ability to operate or expand its business, including limiting strategic relationships that may involve the sharing of personal information.

Beeline must also comply with a number of federal and state consumer protection laws and regulations including, among others, the Truth in Lending Act (“TILA”), RESPA, the Equal Credit Opportunity Act, the Fair Credit Reporting Act (“FCRA”), the Fair and Accurate Credit Transactions Act of 2003, the Red Flags Rule, the Fair Housing Act, the Electronic Fund Transfer Act, the Servicemembers Civil Relief Act, the Military Lending Act, the Fair Debt Collection Practices Act, the Homeowners Protection Act, the Home Mortgage Disclosure Act (“HMDA”), the Home ownership and Equity Protection Act (“HOEPA”), the Secure and Fair Enforcement for Mortgage Licensing Act (the “SAFE Act”), the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, the Mortgage Acts and Practices Advertising Rule, the Bank Secrecy Act (“BSA”) and anti-money laundering requirements, the Foreign Corrupt Practices Act (“FCPA”), the Electronic Signatures in Global and National Commerce Act and related state-specific versions of the Uniform Electronic Transactions Act, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) and other U.S. federal and state laws prohibiting unfair, deceptive or abusive acts or practices as well as the Bankruptcy Code and state foreclosure laws. These statutes apply to loan production, loan servicing, marketing, use of credit reports or credit-based scores, safeguarding of nonpublic, personally identifiable information about its customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to customers.

In particular, U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The HOEPA prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination fees in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations which, in some cases, impose restrictions and requirements greater than those imposed by the HOEPA. In addition, under the anti-predatory lending laws of some states, the production of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of its mortgage-related assets, could subject Beeline, as an originator, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. Due to its size and financial condition, Beeline faces greater challenges in defending litigation. If Beeline’s loans are found to have been produced in violation of predatory or abusive lending laws, it could be subject to lawsuits or governmental actions or it could be fined or incur losses and incur reputational damage.

Beeline’s failure to comply with applicable U.S. federal and state lending, telecommunications, data protection, privacy and consumer protection laws could lead to:

●	loss of its licenses and approvals to engage in its lending, servicing and brokering businesses;
●	damage to its reputation in the industry;
●	governmental investigations and enforcement actions, which also could involve allegations that such compliance failures demonstrate weaknesses in Beeline’s compliance systems;
●	administrative fines and penalties and litigation;
●	civil and criminal liability, including class action lawsuits and defenses to foreclosure;
●	diminished ability to sell loans that it originates or brokers, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs; and
●	inability to execute on its business strategy, including its growth plans.

Since the lending laws and regulations to which Beeline is subject are constantly evolving, its compliance costs continue to increase.

As with any regulated business, the smaller the business, the more difficult it is to comply with applicable laws and regulations. Similarly, smaller companies like Beeline are more adversely affect by compliance costs. Large competitors have substantially greater financial resources and revenue to be able pay for and absorb the compliance costs in contrast to Beeline.

As federal and state laws evolve, it may be more difficult for Beeline to identify legal and regulatory developments comprehensively, to interpret changes accurately, and to train its team members effectively with respect to these laws and regulations. Adding to these difficulties, laws may conflict with each other and, if Beeline complies with the laws of one jurisdiction, it may find that it is violating the laws of another jurisdiction. These difficulties potentially increase its exposure to the risks of noncompliance with these laws and regulations, which could materially and adversely affect Beeline’s business. In addition, Beeline’s failure to comply with these laws and regulations may result in reduced payments by customers, modification of the original terms of loans, permanent forgiveness of debt, delays or defenses in the foreclosure process, increased servicing advances, litigation, enforcement actions and repurchase and indemnification obligations, as well as potential allegations that such compliance failures demonstrate weaknesses in its compliance systems. A failure to adequately supervise Beeline’s service providers and vendors, including outside foreclosure counsel, may also have a material adverse effect.

The laws and regulations applicable to Beeline are subject to administrative or judicial interpretation, but some of these laws and regulations have been recently enacted and may not be interpreted yet or may be interpreted infrequently or inconsistently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws and risk assessment decisions with respect to compliance with laws difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these laws and regulations has added uncertainty and complexity to compliance. Beeline may fail to comply with applicable statutes and regulations even if acting in good faith, due to a lack of clarity regarding the interpretation of such laws and regulations, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to Beeline’s compliance.

To resolve issues raised in examinations or other governmental actions, Beeline may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to its. In addition, certain legislative actions and judicial decisions could give rise to the initiation of lawsuits against it for activities it conducted in the past. Furthermore, provisions in Beeline’s mortgage loan and other loan product documentation, including but not limited to the mortgage and promissory notes it uses in loan originations, could be construed as unenforceable by a court. Beeline expects to incur continued costs in complying with applicable government laws and regulations.

If Beeline fails to comply with laws and regulations regarding its use of telemarketing, including the TCPA, it could increase its operating costs and materially and adversely impact its business, financial condition and results of operations, and prospects.

In its mortgage lending business, Beeline engages in outbound telephone and text communications with consumers and accordingly must comply with a number of laws and regulations that govern said communications and the use of automatic telephone dialing systems (“ATDS”), including the TCPA and Telemarketing Sales Rules. The Federal Communications Commission (“FCC”), and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires Beeline to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate Beeline maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws limit Beeline’s ability to communicate with consumers and reduce the effectiveness of its marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an ATDS. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. If in the future Beeline is found to have violated the TCPA, the amount of damages and potential liability could be extensive and materially and adversely impact Beeline’s business, financial condition and results of operations. Accordingly, were such a class certified or if Beeline is unable to successfully defend such a suit, then TCPA damages could materially and adversely affect its business, financial condition, results of operations, and prospects. Moreover, defense of any class action is expensive and may divert employees from their normal tasks.

If Beeline is unable to comply with the TILA-RESPA Integrated Disclosure (the “TRID rules”), its business and operations could be materially and adversely affected.

The CFPB implemented loan disclosure requirements, to combine and amend certain TILA and RESPA disclosures. The TRID rules significantly changed consumer-facing disclosure rules and added certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If Beeline fails to comply with the TRID rules, including but not limited to disclosure timing requirements and the requirements related to disclosing fees within applicable tolerance thresholds, it may be unable to sell loans that it originates, it may be required to sell such loans at a discount compared to other loans, or it may be subject to repurchase or indemnification demands from purchasers or insurers/guarantors of such loans. Further, the right to rescind certain loans could be extended, Beeline could be required to issue refunds to consumers, and it could be subject to regulatory action, penalties, or civil litigation.

Federal and state lending laws regulate Beeline’s strategic relationships with third-party partnerships and vendors; a determination that it has failed to comply with such laws could require restructuring of the relationships, result in material financial liabilities, and expose Beeline to regulatory enforcement and litigation risk, and/or diminish the value of these relationships.

Beeline must comply with a number of federal and state lending laws including, among others, RESPA, TILA and HMDA. Because its business relies on strategic relationships with third parties and affiliates, it is particularly important that it comply with RESPA, which requires lenders to make certain disclosures to mortgage loan borrowers regarding their settlement costs and affiliate relationships with other settlement service providers, and prohibits kickbacks, referral fees, and unearned fees associated with settlement service business. RESPA-related risk arises, for example, to the extent that certain services provided by one of Beeline’s affiliates or third-party partners are considered to be settlement services, consumers are not able to choose whether such services are provided by the affiliate or Beeline, and consumers are deemed to pay a charge attributable to such services, or if loans are deemed not purchased in the secondary market at fair market value. Additionally, it is important that Beeline comply with TILA and other applicable federal and state laws. Risks related to such laws arise, for example, if points and fees for a transaction exceed certain applicable thresholds, loan originator compensation requirements (including incentive compensation requirements) are not satisfied, and/or TRID or other required disclosures are determined to be noncompliant, and these laws are subject to interpretational complexities in the co-branded mortgage broker context. In addition, Beeline’s lead generation and advertising activities and strategic relationships carry RESPA-related risk depending on certain factors, such as whether a third-party endorses or refers business to Beeline, whether any payments between the parties constitute fair market value, and any potential direct or indirect benefit to Beeline’s third-party partners in addition to benefits provided directly to consumers. Federal and state regulators or courts could adopt interpretations of laws and regulations-including with respect to RESPA and its governance over affiliated business arrangements, bona fide joint ventures and marketing services arrangements, TILA’s provisions applicable to transactions involving mortgage brokers, and other disclosure requirements-that could increase the regulatory risk and scrutiny of Beeline’s affiliate and third-party strategic relationships, raise licensing/registration questions, require restructuring of these relationships (as well as suspend its operations in a given jurisdiction pending such restructuring), result in financial liabilities (including indemnification, repurchase demands or financial penalties), carry litigation risk (including, potentially, false claim-related risk), and/or diminish the value of these relationships.

If Beeline fails to comply with employment and labor laws and regulations could materially and adversely affect its business, financial condition, and results of operations.

Beeline is subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, and other laws related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment. Noncompliance with applicable laws or regulations could subject Beeline to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require Beeline to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

Claims, enforcement actions, or other proceedings could harm Beeline’s reputation, business, financial condition and results of operations. Beeline could be materially and adversely affected by any such litigation. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Risks Relating to our Spirits Business

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

The escalation of IT security threats and the increasing sophistication of cyber-crime pose a potential hazard to the security of our IT systems, networks, and services, as well as to the confidentiality, availability, and integrity of our data. Should the IT systems, networks, or service providers we rely on encounter malfunctions or if we experience a loss or disclosure of sensitive information due to various causes such as catastrophic events, power outages, or security breaches, and our business continuity plans fail to address these issues promptly, we could face disruptions in managing operations. This may result in reputational, competitive, and/or business harm, potentially adversely impacting our business operations and financial condition. Furthermore, such incidents could lead to the unauthorized disclosure of critical confidential information, causing financial and reputational damage due to the loss or misappropriation of confidential information belonging to us, our partners, employees, customers, suppliers, or consumers, particularly with Beeline’s storage of confidential consumer information including social security numbers. In such scenarios, significant financial and other resources might be required to rectify the damage caused by a security breach or to repair and replace networks and IT systems.

We must maintain adequate terms from our supply partner Agaveros Unidos de Amatitan, SA. de CV, which if not done, will likely result in deteriorating performance of our Azuñia brand.

We have a long-term exclusive agreement with Agaveros Unidos de Amatitan, SA. de CV (“Agaveros Unidos”) for the Azuñia Tequila brand. The termination of our relationship or an adverse change in the terms of our arrangement with Agaveros Unidos could have a negative impact on our business. If Agaveros Unidos increases its prices, we may not be able to secure alternative suppliers, and may not be able to raise the prices of our products to cover all or even a portion of the increased costs. Also, any failure by Agaveros Unidos to perform satisfactorily or handle increased orders, or delays in shipping, could cause us to fail to meet orders for our products, lose sales, incur additional costs and/or expose us to product quality issues. In turn, this could cause us to lose credibility in the marketplace and damage our relationships with distributors, ultimately leading to a decline in our business and results of operations. If we are not able to renegotiate these contracts on acceptable terms or find suitable alternatives, our business, financial condition or results of operations could be negatively impacted.

Failure of our distributors to distribute our products adequately within their territories or any “under-investment” by our distributors in our brands could result in deteriorating operating performance.

We currently distribute our Spirits products in seven states. We are required by law to use state-licensed distributors or, in certain states known as “control states,” state-owned agencies to sell our products to retail outlets, including liquor stores, bars, restaurants and national chains in the United States. We have established relationships for our brands with a limited number of wholesale distributors. In the past two years, at least one distributor has significantly reduced its investment in our spirits brands, which had an adverse effect our business, sales and growth. We have engaged new distributors; however they do not have the same scale as the former distributor.

Over the past decade, there has been increasing consolidation in production, distribution, and retail (the three tiers of the current system) that challenges the growth of small businesses in the marketplace. Our distributors also distribute competitive brands for much larger companies with significant pricing power. The ultimate success of our products depends in large part on our distributors’ ability and desire to distribute our products, as we rely significantly on them for product placement and retail store penetration. In many key states, we have signed contracts that greatly limit our ability to replace and pursue recourse with distributor partners that fail to meet their obligations. We cannot assure you that our U.S. distributors will commit sufficient time and resources to promote and market our brands and product lines. If they do not, our sales will be harmed, resulting in a decline in our results of operations.

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

We maintain inventories of our product aging in barrels, as well as inventory needed to meet customer delivery requirements. We have used our barreled spirits inventory at market value as collateral in the Company’s financing. If we do not make timely payments on our financing obligations, or we breach our covenants in any financing document, including maintaining loan-to-value ratios, the lenders may foreclose and take possession of our inventory. In addition, this inventory is always at risk of loss due to theft, fire, evaporation, spoilage, or other damage, and any such loss, whether insured against or not, could cause us to fail to meet our orders and harm our sales and operating results. Also, our inventory may become obsolete as we introduce new products, cease to produce old products or modify the design of our products’ packaging, which would increase our operating losses and negatively impact our results of operations.

We have been unsuccessful in launching new products and recent launches have negatively impacted the rate of loss.

A component of our growth strategy has been the addition of other brands that are complementary to our existing portfolio. Toward this end, during recent years we have launched new services and acquired new assets. Future growth requires we continue to invest in the newly acquired businesses. The addition of new products or businesses entails numerous risks with respect to integration and other operating issues, any of which could have a detrimental effect on our results of operations and/or the value of our equity. These risks include, but are not limited to, the following:

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

We face substantial competition in the spirits industry and have limited financial resources compared to other competitors.

We compete on the basis of product taste and quality, brand image, price, service and ability to innovate in response to consumer preferences. The global spirits industry is highly competitive and is dominated by several large, well-funded international companies. Many of our competitors have longer operating histories and have substantially greater financial, sales, marketing and other resources than we do, as well as larger installed customer bases, greater name recognition and broader product offerings. These large competitors can devote financial and other greater resources to the development, promotion, sale and support of their products. As a result, it is possible that our competitors may either respond to industry conditions or consumer trends more rapidly or effectively or resort to price competition to sustain market share, which could adversely affect our sales and profitability.

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

We face substantial regulatory risks including compliance with local and national laws, as well as the possibility of adverse changes in law, regulation or tax policy.

Our business is subject to extensive government regulation. This includes regulations regarding production, distribution, marketing, advertising and labelling of beverage alcohol products. We are required to comply with these regulations and to maintain various permits and licenses. We are also required to conduct business only with holders of licenses to import, warehouse, transport, distribute and sell beverage alcohol products. We cannot assure you that these and other governmental regulations applicable to our industry will not change or become more stringent. Moreover, because these laws and regulations are subject to interpretation, we may not be able to predict when and to what extent liability may arise. Additionally, due to increasing public concern over alcohol-related societal problems, including driving while intoxicated, underage drinking, alcoholism and health consequences from the abuse of alcohol, various levels of government may seek to impose additional restrictions or limits on advertising or other marketing activities promoting beverage alcohol products. Failure to comply with any of the current or future regulations and requirements relating to our industry and products could result in monetary penalties, suspension or even revocation of our licenses and permits. Costs of compliance with changes in regulations could be significant and could harm our business, as we could find it necessary to raise our prices in order to maintain profit margins, which could lower the demand for our products and reduce our sales and increase our losses.

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

We are exposed to product liability or other related liabilities which could have significant negative financial repercussions on Spirits’ solvency.

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

Recent and threatened tariffs imposed by the U.S. and other countries could materially adversely affect our Spirits business.

A portion of Spirits’ inventory are produced using materials sourced from other countries such as Mexico. In addition, a portion of Spirits’ sales are made in foreign jurisdictions. The Trump Administration’s imposition of tariffs on various goods from Mexico, Canada, China, and other jurisdictions, and retaliatory tariffs and other measures which these jurisdictions may take in response, could therefore materially adversely affect our Spirits operations and operating results.

We are currently subject to newly implemented U.S. import tariffs, which are expected to have the greatest impact on two key areas: the importation of European ethanol and tequila from Mexico. If the Company is unable to secure an alternative source for its potato-based ethanol, it could face a significant negative impact on its operations. In addition, the tariffs on Mexican imports—if not offset through price increases to consumers—could also materially affect the business.

Risks Relating to Our Common Stock

The market price of our shares of common stock is subject to volatility, which could result in substantial losses to investors.

The market price of shares of our common stock may fluctuate and has fluctuated significantly in response to factors, some of which are beyond our control, including:

●	our ability to solve our liquidity issues;
●	our common stock remaining listed on Nasdaq;
●	expansion of our business;
●	the impact of interest rates on Beeline’s business;
●	Beeline’s ability to increase its business and reduce expenses;
●	actual or anticipated variations in operating results;
●	additions or departures of key personnel including our executive officers;
●	the impact of geopolitical conflicts like the wars in Ukraine and Israel and the actions taken by the new U.S. presidential administration on the economy;
●	cybersecurity attacks or data privacy issues involving our products or operations;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;
●	adverse regulatory developments;
●	the possibility of a recession or market down-turn; or
●	general market conditions including factors unrelated to our operating performance

Recently, the stock market, in general, has experienced extreme price and volume fluctuations due to, among other factors, concerns involving the new U.S. presidential administration, rate of inflation, the Federal Reserve decisions on interest rates particularly in the short term, the impact of tariffs and trade wars, supply chain shortages, recession fears, and geopolitical turmoil including the wars in Ukraine and the Middle East. The ongoing discourse on the conflicts in Ukraine and Israel are evidence of the political uncertainties. These and other factors have contributed to extreme volatility in the stock market in early 2025. Continued market fluctuations could result in extreme market volatility in the price of our common stock which could cause a decline in the value of our common stock below its recent prices.

Further, in the wake of these events, the U.S. and global capital markets have demonstrated substantial volatility in the first quarter of 2025, as many investors consider economic outlooks to be uncertain and consider the risk of a recession and a decline in the marketplace to be increasingly probable or imminent. Ultimately the economy may deteriorate into a recession with uncertain and potentially severe impacts upon the public capital markets and us. Among the potential consequences could be a substantial decline in stock prices including ours, a reduction in demand for securities of public companies (which may be more prevalent for smaller companies such as us) and more difficulty for us to raise capital we need and accessing capital on favorable terms or at all as a result. These and related consequences could also impact our vendors which could have negative impacts on us and our operations. We cannot predict how this will affect our business, but the impact may be material and adverse.

A failure to maintain our Nasdaq listing could negatively impact our future capital-raising abilities.

In 2024, the Company failed to comply with two applicable Nasdaq Listing Rules and received non-compliance letters. One letter was financial in nature. The Company was notified that Nasdaq is continuing to monitor its compliance with Nasdaq Listing Rule 5550(b)(1), which requires a listed company to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Rule”). While the Company believes it has regained compliance with the Stockholders Equity Rule as the result of its merger with Old Beeline, there can be no assurances that we will not violate such rule again in the future. The second deficiency relates to the minimum bid price being below $1.00. While we effected a reverse stock split at a ratio of 1-for-10 to increase our stock price in March 2025, there are no assurances that this reverse split and other events will allow us to maintain the minimum bid price required to comply with Nasdaq’s rules. In addition, a new Nasdaq rule recently took effect which precludes listed issuers that have already effected a reverse split within the prior one-year period from receiving a grace period for bid price deficiencies. Prior to the rule taking effect, such issuers would receive the general 180-day grace period to cure a bid price deficiency (plus the potential for an additional 180-day extension at the end of such initial grace period) to regain compliance with the minimum bid price requirement. Therefore, if the trading price of our common stock is below $1.00 for 30 consecutive trading days, before March 12, 2026, it would result in us receiving an immediate delist notice from Nasdaq without any 180-day grace period to regain compliance. Additionally, the new Nasdaq rule also provides that a reverse split cannot be used to cure a bid price deficiency if there have been two or more reverse splits within a two-year period and the combined ratios of such reverse splits are 250:1 or greater. These new rules will make it difficult to cure a bid price deficiency if the timing and circumstances are such that we cannot obtain a grace period or otherwise take the necessary actions and obtain the required approvals to effect a reverse split before a bid price deficiency occurs. If the Company’s common stock is delisted it would negatively impact the Company’s ability to raise capital and negatively impact our stockholders’ ability to trade their common stock.

The sale or issuance of our Common Stock under the ELOC and other financing transactions we may undertake will create dilution to our other shareholders and could cause the price of our Common Stock to fall, and such transactions may not be effective in raising sufficient capital as and when needed.

Pursuant to the ELOC Agreement, as amended, we may sell up to $10.0 million of our Common Stock to the purchaser thereunder. The shares of Common Stock that may be sold pursuant to the ELOC Agreement may be sold by us to such purchaser at our discretion from time-to-time. The purchase price for the shares that we may sell under the ELOC Agreement will fluctuate based on the price of our Common Stock and will be at a discount to the market prices of the Common Stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our Common Stock to fall. Additionally, the amount that we may sell under the ELOC will be limited to the daily trading dollar volume on the day of, or day before, the applicable put of shares of Common Stock, as well as certain other limitations set forth in the ELOC Agreement. These limitations will limit our ability to raise capital under the ELOC Agreement, and may significantly delay the amount of time it takes us to raise capital thereunder, which could prove harmful to us and our ability to meet our working capital and operational needs through use of the ELOC Agreement.

Sales by us under the ELOC Agreement and other financing we may undertake could result in substantial dilution to the interests of other holders of our Common Stock. Additionally, the sale of a substantial number of shares of our Common Stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

In addition to the ELOC, beginning in November 2024 and continuing to-date we have offered and sold shares of Series G and Warrants which are convertible and exercisable for shares of our Common Stock. We have also entered into an engagement letter with a broker-dealer in March 2025 which will be our exclusive sales agent under an at-the-market offering. Subject to their due diligence and customary conditions, we expect to enter into a definitive At-the Market Offering Agreement in April 2025. We cannot assure you we will enter into a definitive agreement or receive any proceeds from the at-the-market offering. If obtaining sufficient funding from these offerings were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount of $10 million of shares of Common Stock under the ELOC Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it or expose us to substantial restrictive covenants or limitations, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

Further, certain of our outstanding derivatives securities, including convertible preferred stock and warrants, contain anti-dilution price protection provisions which provide for adjustments to conversion and exercise prices, and an increase in the shares underlying such securities, if we sell shares at a per share price below the applicable conversion or exercise price. Therefore, to the extent we issue shares at prices that are lower than these conversion and exercise prices and we do not obtain waivers of these provisions, these conversion and exercise prices will be lowered to the new lower sale price, and the shares of common stock underlying such securities will increase accordingly. This would cause additional dilution to our common stockholders and result in our receiving less cash upon exercise of warrants.

By virtue of the terms of the ELOC Agreement or any At-The-Market Offering Agreement if and when we enter into such an agreement, it is not possible to predict the number of shares we will sell nor the prices at which we will sell the shares in such transactions, the amount of proceeds we will raise and the timing thereof including whether they will be sufficient for our working capital needs and business plans (including the timely payment of our debt obligations), nor the consequences (including dilution to existing shareholders) which may result therefrom.

An active trading market for our common stock may not develop.

With limited exceptions, the volume of sales of our common stock has not been high. Although our common stock trades on Nasdaq, an active trading market for our shares may never develop or be sustained. If an active market for our common stock does not develop, it may be difficult to sell our common stock without depressing the market price for the common stock, or at all.

We are incurring significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we are incurring increased costs associated with corporate governance requirements, including rules and regulations of the SEC under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Securities Exchange Act of 1934 (the “Exchange Act”), as well as Nasdaq rules. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. The SEC’s cybersecurity rules will increase our compliance costs. We also expect these rules and regulations to make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board, or as executive officers. Furthermore, these rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur as a public company or the timing of such costs. In addition, our management team will need to devote substantial attention to interacting with the investment community and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, research and development and sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of becoming a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.

We are required to establish and maintain appropriate disclosure controls and internal controls over financial reporting. Failure to establish those controls, or any failure of those controls once established, could adversely impact our public disclosures regarding our business, financial condition or results of operations. In addition, management’s assessment of internal controls over financial reporting has identified and may in the future identify weaknesses and conditions that need to be addressed or other matters that may raise concerns for investors. Any actual or perceived weaknesses and conditions that need to be addressed in our internal control over financial reporting, disclosure of management’s assessment of our internal controls over financial reporting may have an adverse impact on the price of our common stock. With the addition of Old Beeline and the integration of that business we may experience issues with our disclosure controls and internal controls including experiencing material weaknesses.

If we raise capital in the future, it is likely to dilute our existing stockholders’ ownership and/or have other adverse effects on us, our securities or our operations.

Because we must raise capital principally through the sale of equity including securities convertible into common stock, if we are successful our existing stockholders’ percentage ownership will decrease, and these stockholders may experience substantial dilution. Additionally, the issuance of additional shares of common stock or other securities could result in a decline in our stock price. Further, if we are required to raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets and negative covenants prohibiting us from engaging in certain transactions or corporate actions that may have the effect of limiting our ability to pursue our business strategy and growth objectives. Our ability to raise debt, however, is subject to complying the Nasdaq Stockholders’ Equity Rule.

Common stock eligible for future sale may adversely affect the market.

We have a substantial number of shares of common stock issuable upon conversion or exercise of our outstanding preferred stock and warrants. In addition, certain of these outstanding derivative securities are subject to adjustment provisions which may result in increased shares of common stock underlying such securities and/or lower conversion or exercise prices based on security issuances we have made and may undertake in the future.

Future sales of substantial amounts of our common stock in the public market, or the anticipation of these sales, could materially and adversely affect market prices prevailing from time-to-time, and could impair our ability to raise capital through sales of equity or equity-related securities. In addition, the market price of our common stock could decline as a result of sales of a large number of shares of our common stock in the market or the perception that these sales may occur.

Our Board may authorize and issue shares of new series of preferred stock that could be superior to or adversely affect current holders of our common stock.

Our Board has the power to authorize and issue shares of classes of stock, including preferred stock that have voting powers, designations, preferences, limitations and special rights, including preferred distribution rights, conversion rights, redemption rights and liquidation rights without further stockholder approval which could adversely affect the rights of the holders of our common stock. In addition, our Board could authorize the issuance of a series of preferred stock that is convertible into our common stock, which could result in dilution to our existing common stockholders.

Any of these actions could significantly adversely affect the investment made by holders of our common stock. Holders of common stock could potentially not receive dividends that they might otherwise have received. In addition, holders of our common stock could receive less proceeds in connection with any future sale of the Company, in liquidation or on any other basis.

If securities or industry analysts do not publish research or reports about our business, or if they adversely change their recommendations regarding our common stock, the market price for our common stock and trading volume could decline.

The trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about our business. We do not currently have any analysts publish research reports about us, and we cannot assure you that any will. If analysts do, and one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline.

We have never paid dividends on our common stock and we do not expect to pay dividends on our common stock for the foreseeable future.

Except for dividends we are required to pay on our preferred stock. We intend to retain earnings, if any, to finance the growth and development of our business and do not intend to pay cash dividends on shares of our common stock in the foreseeable future. The payment of future cash dividends, if any, depend upon, among other things, conditions then existing including earnings, financial condition and capital requirements, restrictions in financing agreements, business opportunities and other factors. As a result, capital appreciation, if any, of our common stock, will be your sole source of gain for the foreseeable future.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Like all companies that utilize electronic technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we will take a comprehensive approach to cybersecurity risk management. Our Board and our management actively oversee our risk management program, including the management of cybersecurity risks. We intend to have established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors. We intend to have devoted financial and personnel resources to implement and maintain security measures to meet regulatory requirements and shareholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. We intend to establish and maintain a Cybersecurity Maturity Model Certification compliance program and work to meet all applicable deadlines. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in people and technologies will have contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition.

Item 2. PROPERTIES

Beeline’s principal office is located at 188 Valley Street, Suite 225, in Providence, Rhode Island where it has a long-term lease of 9,282 square feet with current rent of $19,561 per month. The lease expires in 2030. Beeline’s other key facility is located in Burleigh Heads, Australia where an Australian subsidiary leases 3,455 square feet at a rent of $12,456 per annum U.S. dollars based on exchange rates as of March 20, 2025. In addition, Beeline leases small offices in executive suites at three business offices and three virtual Regus offices in Virginia, Texas, Louisiana, Massachusetts, and California. The total monthly cost for these facilities is $3,650.

Spirits carries on its operations at 2150 SE Hanna Harvester Drive, Milwaukie OR. At that location, blending, bottling and warehousing are conducted within 14,644 square feet.

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. As of the date of this Report, the Company is not aware of any pending legal proceedings to which the Company or any of its subsidiaries is a party which, if determined adversely, would have a material effect on its business, results of operations, cash flows or financial position.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Capital Market under the symbol “BLNE.”

Shareholders

The registrar and transfer agent for our shares of common stock is Transfer Online, Inc. 512 SE Salmon Street, Portland, Oregon 97214 (Telephone: (503) 227-2950)).

As of April 15, 2025, there were 8,096,479 shares of our common stock outstanding, which were held by 203 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception, and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

All recent sales of unregistered securities have been disclosed.

Repurchase of Securities

None.

Item 6. [Reserved]

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

Objective

The following discussion provides an analysis of the Company’s financial condition, cash flows and results of operations from management’s perspective and should be read in conjunction with the consolidated financial statements and notes thereto included in Part II, Item 8 of this Report. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations. This section of this Form 10-K generally discusses 2024 and 2023 items and year-to-year comparisons between 2024 and 2023.

Overview

Eastside Distilling, Inc., which for operations and financial results through October 7, 2024 (the date on which we acquired Beeline Financial) we refer to in this Report as “Eastside,” was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, Eastside changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC.

Merger

On September 4, 2024, Eastside entered into an Agreement and Plan of Merger and Reorganization (the “Merger”) with Bridgetown Spirits Corp. (“Bridgetown Spirits”) and Beeline Financial Holdings, Inc. (“Beeline Financial”). The Merger closed on October 7, 2024. On March 12, 2025, Eastside changed its name to Beeline Holdings, Inc. (the “Company”), see Note 4, Merger in the Notes to Consolidated Financial Statements.

Beeline Financial was incorporated in Delaware on July 1, 2020 via a merger with Beeline Financial Holdings, Inc., a Rhode Island corporation founded on September 20, 2018.

Debt Exchange Agreement

On September 4, 2024, Eastside and its subsidiary, Craft Canning + Printing (“Craft C+P”), entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”), which closed on October 7, 2024, resulting in the assignment by Eastside of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of the Company and the deconsolidation of Craft C+P. The Company accounted for the asset and equity transfers associated with the various transactions at fair value in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors. See Note 5 - Debt Exchange Agreement and Note 6 - Discontinued Operations in the Notes to Consolidated Financial Statements.

Subsequent to the execution of the Debt Exchange Agreement, the Company organized a subsidiary, Bridgetown Spirits, which was incorporated on October 3, 2024, and assigned Eastside’s business of manufacturing and marketing spirits to Bridgetown Spirits. See Note 5 - Debt Exchange Agreement in the Notes to Consolidated Financial Statements.

Upon completion of the Debt Exchange Agreement, Eastside was no longer involved in the business of digital printing and mobile canning. The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift. Given that the effect of the Debt Exchange Agreement meets all the criteria for classification of held for sale, the assets and liabilities of Craft C+P have been classified as held for sale as of December 31, 2023 and were disposed of on October 7, 2024. The operating results of Craft C+P have been classified as discontinued operations during the years ended December 31, 2024 and 2023.

The consolidated financial statements include the consolidated accounts of Beeline Holdings, Inc. and its wholly-owned subsidiaries, Beeline Financial Holdings, Inc., Beeline Title Holdings, Inc. (“Beeline Title Holdings”), Beeline Mortgage Holdings, Inc. (“Beeline Mortgage”), and Beeline Loans Pty Ltd. (“Australian Subsidiary”). Intercompany transactions and balances have been eliminated.

Beeline Title Holdings has five subsidiaries, Beeline Title, LLC (“Beeline Title”), Beeline Texas Title, LLC (“Beeline Texas Title”), Beeline Settlement Services, LLC (“Beeline Settlement Services”), and Beeline Title Agency, LLC (“Beeline Title Agency”). Beeline Mortgage Holdings has one subsidiary, Beeline Loans, Inc. (“Beeline Loans”).

The Company has two majority-owned subsidiaries, Nimble Title Holdings, Inc. (“Nimble Title Holdings”) and Bridgetown Spirits. Nimble Title Holdings is 50.1% owned by the Company and 49.9% owned by a former non-controlling shareholder of Beeline Financial. Bridgetown Spirits is 53% owned by the Company.

Nimble Title Holdings has four subsidiaries, Nimble Title, LLC (“Nimble Title”), Nimble Title Agency, LLC (“Nimble Title Agency”), Nimble Texas Title, LLC (“Nimble Texas Title”), and Nimble Settlement Services, LLC (“Nimble Settlement Services”).

The discussion which follows should be read in conjunction with the consolidated financial statements and notes to the consolidated financial statements contained in this Report.

Our Business

Beeline is a full service direct-to-consumer lender specializing in conventional conforming and non-conforming residential first-lien mortgages and providing title services. Beeline also has an emerging business in anonymized data sales and technology licensing.

Bridgetown Spirits manufactures (through sub-contractors), acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. Bridgetown Spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. Bridgetown Spirits sells products on a wholesale basis to distributors in open states and through brokers in control states.

Beeline

Beeline’s performance is influenced by several key factors, including fluctuations in interest rates, economic conditions, housing supply, technological advancements, and its ability to acquire and retain customers. Interest rate changes have a direct impact on mortgage loan refinancing and overall mortgage loan volume. In a declining interest rate environment, refinancing activity typically increases, whereas rising interest rates tend to reduce refinancing and home purchase transactions. However, higher rates can also drive demand for cash-out refinancings and home equity loans. Following a prolonged period of historically low rates, interest rates began to rise in April 2021 due to inflation, increases in the federal funds rate, and other monetary policies. This upward trend, which continued through 2023, significantly reduced mortgage market activity and the pool of borrowers who could benefit from refinancing. Additionally, higher rates discourage homebuyers from entering the market and lead to a more competitive lending environment, compressing margins and reducing origination volumes.

The broader economic environment plays a crucial role in mortgage lending activity. Interest rate movements, employment trends, home price appreciation, and consumer confidence all affect mortgage origination volumes. Typically, home sales peak in the second and third quarters, but in 2022 and 2023, rising interest rates and ongoing housing supply constraints disrupted these seasonal trends. Despite steady consumer demand for credit, high interest rates and economic uncertainty may cause borrowers to delay financing decisions, leading to fluctuations in Beeline’s revenue and financial performance.

Limited housing supply has constrained home purchase activity. Rising interest rates have further exacerbated this issue by increasing home prices, reducing affordability, and discouraging transactions. However, Beeline believes that persistent imbalances between supply and demand will ultimately drive greater home construction, expanding housing inventory and stimulating future mortgage activity.

Beeline’s ability to attract and retain customers depends on delivering a seamless and competitive digital mortgage experience. The shift toward digital transactions, accelerated by the COVID-19 pandemic, has increased consumer willingness to engage in high-value online purchases, including mortgage applications. Beeline’s platform is designed to provide a convenient and efficient digital experience, positioning it favorably against traditional mortgage origination methods. With Millennial and Generation Z homeownership rates on the rise, Beeline anticipates continued growth in demand for digital mortgage solutions.

Technological innovation remains central to Beeline’s strategy. Beeline’s proprietary technology enhances efficiency, reduces costs, and improves loan processing quality. By automating key origination tasks, Beeline streamlines interactions for consumers, employees, and partners. Its intuitive digital interface minimizes reliance on paper applications and manual processes, enabling faster and more efficient loan transactions. Continued investment in automation and technology development will further reduce production costs and enhance customer acquisition efforts.

Customer acquisition is another critical component of Beeline’s success. Beeline aims to expand its reach while providing a highly personalized digital experience. If traditional customer acquisition methods prove insufficient, especially in challenging market conditions, Beeline may need to invest additional resources in sales and marketing to maintain growth. Increased marketing expenditures could elevate service costs, making it essential to balance customer acquisition efforts with cost efficiency.

In the ordinary course of Beeline’s operations, it finances the majority of its loan volume on a short-term basis, typically less than 10 days, mainly utilizing a warehouse line of credit with a capacity of $5.0 million. The repayments of Beeline’s borrowings come from the revenue generated by selling its loans to a network of purchasers.

In 2024, Beeline made significant investments in its platform to leverage mortgage origination opportunities, despite overall lower volumes compared to 2020 and 2021 due to fluctuating interest rates. In the fourth quarter, a temporary decline in the 10-year Treasury rate drove a notable increase in loan originations, reinforcing our belief that interest rates, housing supply, and affordability will remain key factors influencing future volume. Additionally, Beeline has expanded its focus on its B2B SaaS strategy, which is also subject to macroeconomic conditions.

To measure operational efficiency and growth, we track a range of performance metrics in our lending and title businesses, including production data. Beeline Loans, the principal operating subsidiary of Beeline, uses data to track margin and gain-on-sale revenue. The title companies use data to track file revenue. Beeline uses industry tools to benchmark its margin and note rates against the broader mortgage origination market. We also evaluate key business drivers for Beeline subsidiaries, such as Beeline Labs, by monitoring revenue, unit sales, and SaaS (B2B) growth potential. Additionally, we assess customer acquisition costs and profitability per loan to optimize financial performance. These key indicators help gauge progress toward our strategic and long-term growth objectives.

Bridgetown Spirits

Bridgetown Spirits operates in a highly competitive, heavily regulated industry across multiple states, where both operations and distributor importance vary by location. Following a period of declining distribution, Bridgetown Spirits has focused on refining its distribution strategy. While Bridgetown Spirits has lost distribution in some key states, it has strengthened its presence in others. Restoring and optimizing distribution remains a critical challenge, impacting volumes and future sales.

In 2024, Bridgetown Spirits completed a restructuring aimed at streamlining operations by focusing on core business activities while outsourcing non-core functions, including production. As a result, its overall expenses decreased related to manufacturing, distribution, and sales activities. To further enhance efficiency, Bridgetown Spirits established key partnerships with external resources to achieve lower costs and improved sales performance. The impact of these changes was partially reflected in the fourth quarter of 2024, but full-year results do not yet capture their complete effect.

Results of Operations

For the year ended December 31, 2024, the Company reported total revenue of $3.8 million on a consolidated basis, consistent with the prior year’s revenue. The Company recorded a net loss of $13.1 million for 2024, compared to a net loss of $7.5 million in 2023.

The Merger was structured and accounted for as a business combination with Eastside as the acquirer of 100% of the controlling equity interests of Beeline Financial and subsidiaries. The Company’s consolidated financial statements for the year ended December 31, 2024 include Beeline’s results of operations from October 8, 2024 through December 31, 2024. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Due to the Merger, management believes that the consolidated results of operations for 2024 are not directly comparable to those of 2023, as the prior year primarily reflects the performance of Bridgetown Spirits.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. As a result of the merger, the statement of operations has been restructured to represent the new consolidation of both businesses and is reflected for 2023. The 2023 consolidated balance sheet and statement of operations have been reclassified to retrospectively present discontinued operations.

Given these structural changes, management believes that segment-level reporting provides a more meaningful basis for evaluating performance. Accordingly, a comparative analysis of the Company’s operating segments is presented below, which more accurately reflects the ongoing composition of the business.

Year Ended December 31, 2024 Compared to the Year Ended December 31, 2023

Consolidated Results

(Dollars in thousands)	2024	2023
Revenues
Beeline (October 8, 2024 through December 31, 2024)	$1,195	$-
Bridgetown Spirits	2,577	3,787
Total Revenues	$3,772	$3,787

(Dollars in thousands)	2024	2023
Net Loss and Loss per Share
Net loss	$(13,076)	$(7,535)
Net loss from continuing operations	(6,238)	(4,786)
Basic and diluted net loss per common share available to common stockholders	$(46.63)	$(70.42)

For the year ended December 31, 2024, net loss from continuing operations increased to $6.2 million from $4.8 million for the year ended December 31, 2023, reflecting the inclusion of Beeline’s results of operations from the period October 8, 2024 through December 31, 2024, as well as an impairment loss related to spirits and increased professional fees.

Interest Expense. Interest expense, exclusive of the warehouse line of credit, was $2.2 million and $1.1 million for the years ended December 31, 2024 and 2023, respectively, primarily related to debt and warrant related expenses.

Gain on extinguishment of debt. Gain on extinguishment of debt was $0.6 million for the year ended December 31, 2024 related to prior invoiced amounts billed for services, late fees and adjustments from a legal firm that provided the Company services under an engagement letter predating 2021.

Gain on troubled debt restructuring. Gain on troubled debt restructuring was $4.5 million for the year ended December 31, 2024 related to the Debt Exchange Agreement.

Loss on debt to equity conversion. During the year ended December 31, 2023, the Company recognized a loss on the debt to equity conversion of $1.3 million that occurred on September 29, 2023.

Impairment loss. Impairment loss was $3.4 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, related to the write down of certain assets in the Spirits business.

Preferred stock dividends. Preferred stock dividends for 2024 were unchanged compared to the prior year at $0.2 million.

Segment Reporting

The following discussion provides an analysis of the financial performance of each of our reportable segments consisting of Beeline, Bridgetown Spirits and Corporate. We evaluate segment performance based on key financial and operational metrics, including revenue, operating income, and margin trends. The results of each segment are presented in accordance with our internal management reporting structure.

For additional details on segment definitions and financial disclosures, see Note 7– Business Segments in the Notes to Consolidated Financial Statements.

Beeline is a full service Direct-to-Consumer lender specializing in conventional conforming and non-conforming residential first-lien mortgages and providing title services. Beeline also has an emerging business in anonymized data sales and technology licensing.

Bridgetown Spirits manufactures acquires, blends, bottles, imports, markets and sells a variety of alcoholic beverages under recognized brands. Bridgetown Spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, and tequila. Bridgetown Spirits sells products on a wholesale basis to distributors in one open states and through brokers in control states.

Corporate primarily consists of general corporate expenses, including public company costs, executive compensation, legal and regulatory compliance, and other administrative functions that support the overall business. This segment also includes holding company expenses, such as financing costs, investor relations, and strategic corporate initiatives that are not directly attributable to any operating segment. As this segment does not generate revenue, its financial results primarily reflect overhead, and governance-related expenditures incurred to support the company’s publicly traded status and corporate infrastructure.

(Dollars in thousands)	2024	2023
Beeline (October 8, 2024 through December 31, 2024)	$1,195	$-
Bridgetown Spirits	2,577	3,787
Total Revenues	3,772	3,787

Beeline	$(1,954)	$-
Bridgetown Spirits	(3,840)	(601)
Corporate	(444)	(4,185)
Total loss from continuing operations	$(6,238)	$(4,786)

Beeline (October 8, 2024 through December 31, 2024)

(Dollars in thousands)	2024
Gain on sale of loans, net	$757
Title fees	277
Loan origination fees	214
Interest income	86
Interest expense	(141)
Data and tech services	2
Total net revenues	1,195
Salaries and benefits	1,242
Marketing and advertising	423
Professional fees	24
General and administrative expenses	232
Depreciation and amortization	736
Other operating expenses	477
Total operating expenses	3,134
Loss from operations	(1,939)
Interest expense	(11)
Other expense	(4)
Net loss	$(1,954)

For the period October 8, 2024 through December 31, 2024, Beeline originated $57 million in residential mortgage loans and reported a net loss of $2.0 million.

Gain on sale of loans, net. Gain on sale of loans, net consists of all components related to the origination and sale of mortgage loans, including (1) net gain on sale of loans, which represents the premium we receive in excess of the loan principal amount and certain fees charged by investors upon sale of loans into the secondary market, (2) loan origination fees, credits, points and certain costs, (3) provision for or benefit from investor reserves, and (4) the change in fair value of interest rate lock commitment (“IRLCs” or “rate lock”) and mortgage loans held for sale.

When the mortgage loan is sold into the secondary market (i.e., funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans. Gain on sale of loans, net were $ 0.8 million for the period October 8, 2024 through December 31, 2024.

Title fees. Title fees consists of title policy premiums and settlement fees charge to the borrower and seller on a transaction. Title fees were $ 0.3 million for the period October 8, 2024 through December 31, 2024.

Loan origination fees. Loan origination fees generally include underwriting and processing fees, recording taxes, investor fees and other related expenses. Loan origination fees were $0.2 million for the period October 8, 2024 through December 31, 2024.

Loan interest income and expense. Interest income is interest earned on mortgage loans held for sale and interest expense is paid on our loan funding facilities. Net interest expense was $ 0.1 million for the period October 8, 2024 through December 31, 2024.

Salaries and benefits. Salaries and benefits were $1.2 million for the period October 8, 2024 through December 31, 2024.

Marketing and advertising. Marketing and advertising were $0.4 million for the period October 8, 2024 through December 31, 2024.

General and administrative expenses. General and administrative expenses consists primarily of rent and were $0.2 million for the period October 8, 2024 through December 31, 2024.

Other operating expenses. Other operating expenses consists of expenses directly related to the origination of loans and is charged by investors at the sale of loans excluding interest. Other operating expenses were $0.5 million for the period October 8, 2024 through December 31, 2024.

Bridgetown Spirits

	Years Ended December 31,
(Dollars in thousands)	2024	2023	Variance
Net sales, spirits	$2,577	$3,787	$(1,210)
Cost of sales, spirits	2,081	2,609	(528)
Salaries and benefits	559	917	(358)
Marketing and advertising	375	205	170
General and administrative expenses	-	294	(294)
Depreciation and amortization	45	57	(12)
Other operating expenses	1	3	(2)
Impairment loss	3,356	364	2,992
Total operating expenses	6,417	4,449	1,968
Loss from operations	(3,840)	(662)	(3,178)
Other income	-	61	(61)
Net loss	$(3,840)	$(601)	$(3,239)
Gross profit	$496	$1,178	$(682)
Gross margin	19%	31%	-12%

Net sales. Net sales were $2.6 million and $3.8 million for the years ended December 31, 2024 and 2023, respectively, due to less bulk spirits sales and lower sales of spirits. In 2024, Spirits sold 23,261 9-liter equivalent cases compared to 26,004 cases in the prior year, a decline of 11%. Bulk sales were $0.2 million in 2024 compared to $0.8 million in 2023. Spirits has substantially reduced its inventory of raw materials, specifically bourbon barrels, primarily from prior year bulk sales and the transfer of 720 barrels to Craft C+P in accordance with Debt Exchange Agreement.

Cost of sales. Cost of sales declined to $2.1 million for the year ended December 31, 2024 from $2.6 million for the year ended December 31, 2023 related to the decrease in net sales.

Gross profit and Gross margin. Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross margin is gross profit stated as a percentage of net sales.

Gross profit was $0.5 million for the year ended December 31, 2024 and $1.2 million for the year ended December 31, 2023; and gross margin as a percentage of sales was 19% for the year ended December 31, 2024 and 31% for the year ended December 31, 2023 primarily due to lower sales volume.

Salaries and benefits. Salaries and benefits were $0.6 million and $0.9 million for the years ended December 31, 2024 and 2023, respectively, reflecting its restructuring initiative in 2024.

Marketing and advertising. Marketing and advertising were $0.4 million and $0.2 million for the years ended December 31, 2024 and 2023, respectively, reflecting its restructuring initiative in 2024.

Impairment loss. Impairment loss $3.3 million and $0.4 million for the years ended December 31, 2024 and 2023, respectively, related to its Azuñia assets.

Corporate

	Years Ended December 31,
(Dollars in thousands)	2024	2023	Variance
Salaries and benefits	$1,350	$457	$893
Marketing and advertising	11	-	11
Professional fees	1,041	488	553
General and administrative expenses	768	820	(52)
Depreciation and amortization	22	-	22
Other operating expenses	59	(3)	62
Total operating expenses	3,251	1,762	1,489
Interest income	4	-	4
Interest expense	(2,225)	(1,096)	(1,129)
Gain on extinguishment of debt	591	-	591
Gain on troubled debt restructuring	4,483	-	4,483
Loss on debt to equity conversion	-	(1,321)	1,321
Loss on equity method investment	(58)	-	(58)
Other income	39	-	39
Other expense	(27)	(6)	(21)
Net loss	$(444)	$(4,185)	$3,741

Capital Resources and Liquidity

Financial Policy. We intend to maintain a disciplined financial policy and improve our credit metrics which are critical to our lending partners.

Liquidity Policy. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our business needs and financial obligations under both normal and stressed conditions. We believe that our consolidated liquidity and availability under our revolving credit facilities will be sufficient to meet our liquidity needs.

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents, cash flow from our operating businesses, proceeds from asset sales and dispositions, and short-term borrowing facilities, including revolving credit lines. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of March 31, 2025, we have $1.4 million in cash.

We do not have sufficient cash resources to meet our working capital needs for the next 12 months. Our ability, to meet our ongoing operating cash needs over the next 12 months will depend, in part, on the success of Beeline in expanding sales and achieving cash-positive operations. In large part, our ability to meet near-term operating cash needs will depend on our success in securing debt and/or equity financing as needed.

On December 31, 2024, the Company entered into entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock. On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the amount from $35 million to $10 million. During March 2025, the Company sold and issued a total of 1,090,622 shares of common stock for an aggregate purchase price of $2.1 million to the purchaser.

During 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million.

As of March 31, 2025, we have approximately $1.4 million in cash. We do not have sufficient capital to meet our working capital and debt obligations for the next 12 months, including debt obligations which come due in 2025. The availability of additional financing will be largely dependent on the operating success of Old Beeline, including improved gross margins as well as operational improvements, which will be necessary to attract investors.

The Company intends to continue raising capital through a combination of equity and debt financing to meet its internal cash requirements and to refinance its existing obligations. However, there can be no assurance that the Company will be successful in securing the necessary capital on favorable terms, or at all. For additional details regarding these risks, please refer to “Item 1-A - Risk Factors” in this Report. The Company has no material off-balance sheet arrangements as of the date of this filing.

Statement of Cash Flows. For 2024, our primary capital requirements have been for cash used in operating activities and for the repayment of debt. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as proceeds from loans and the sale of convertible debt and equity. We have been dependent on raising capital from debt and equity financing to meet our operating needs.

For the year ended December 31, 2024, net cash used in operating activities of continuing operations was $3.2 million compared to $1.5 million for the year ended December 31, 2023 primarily due to the inclusion of Beeline’s net loss of $2.0 million for the period October 8, 2024 through December 31, 2024.

For the year ended December 31, 2024, net cash provided by investing activities of continuing operations was $0.1 million. For the year ended December 31, 2023, investing activities were nil.

For the years ended December 31, 2024 and 2023, net cash provided by financing activities of continuing operations was $4.6 million and $1.4 million, respectively, and the increase was primarily from equity and debt transactions in 2024.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company for the year ended December 31, 2024 financial statements relate to the policies and practices the Company uses to account for:

Mortgage loans held for sale and gains on sale of loans revenue recognition. Mortgage loans held for sale are carried at fair value under the fair value option in accordance with ASC 825, Financial Instruments, with changes in fair value recorded in gain on sale of loans, net on the consolidated statements of operations. The fair value of mortgage loans held for sale committed to investors is calculated using observable market information such as the investor commitment, assignment of trade or other mandatory delivery commitment prices. The fair value of mortgage loans held for sale not committed to investors is based on quoted best execution secondary market prices. If no such quoted price exists, the fair value is determined using quoted prices for a similar asset or assets, such as Mortgage-Backed Securities (“MBS”) prices, adjusted for the specific attributes of that loan, which would be used by other market participants. Mortgage loans held for sale not calculated using observable market information are based on third-party broker quotations or market bid pricing.

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in gain on sale of loans, net on the consolidated statements of operations. Sales proceeds reflect the cash received from investors through the sale of the loan and servicing release premium. Gain on sale of loans, net also includes the unrealized gains and losses associated with the changes in the fair value of mortgage loans held for sale, and the realized and unrealized gains and losses from derivative instruments.

Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through either an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity or the ability to unilaterally cause the holder to return specific financial assets. The Company typically considers the above criteria to have been met upon acceptance and receipt of sales proceeds from the purchaser.

Mortgage loans sold to investors by the Company, and which met investor underwriting guidelines at the time of sale, may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. Additionally, reserves are established for estimated liabilities from the need to repay, where applicable, a portion of the premium received from investors on the sale of certain mortgage loans if such loans are repaid in their entirety within a specified period after the sale of the loans. The Company has established a reserve for potential losses related to these representations and warranties. In assessing the adequacy of the reserve, management evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as write-offs against the loan indemnification reserve.

Since mortgage loans held for sale have maturity dates greater than one year from the balance sheet date but are expected to be sold in a short time frame (less than one year), they are recorded as current assets.

Changes in the balance of mortgage loans held for sale are included in cash flows from operating activities in the consolidated statements of cash flows in accordance with ASC 230-10-45-21, Statement of Cash Flows.

Revenue recognition

Gains on Sale of Loans, Net

See discussion above under “Mortgage Loans Held for Sale and Gain on Sale of Loans Revenue Recognition” and below under “Derivative Financial Instruments and Revenue Recognition”.

Title Fees

Commissions earned at loan settlement on insurance premiums paid to title insurance companies.

Loan Origination Fees and Costs

Loan origination fees represent revenue earned from originating mortgage loans. Loan origination fees generally represent flat per-loan fee amounts based on a percentage of the original principal loan balance and are recognized as revenue at the time the mortgage loans are funded since the loans are held for sale. Loan origination costs are charged to operations as incurred.

Interest Income

Interest income on mortgage loans held for sale is recognized for the period from loan funding to sale based upon the principal balance outstanding and contractual interest rates. Revenue recognition is discontinued when loans become 90 days delinquent, or when, in management’s opinion, the recovery of principal and interest becomes doubtful and the mortgage loans held for sale are put on nonaccrual status. For loans that have been modified, a period of six payments is required before the loan is returned to an accrual basis.

Interest Expense

Interest expense relating to the warehouse lines of credit is included in revenues. Other interest expense is included in other (income)/expense.

Data and Tech

Fees received from a marketing partner who is embedded in the Company’s point-of-sale journey for investment property customers. The partner pays Beeline for leads they receive from a customer opting in to use their insurance company for landlord insurance during the application process.

Net Sales, Spirits

Net sales include product sales, less excise taxes and customer programs and incentives. Bridgetown Spirits recognizes revenue by applying the following steps in accordance with ASC 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Bridgetown Spirits recognizes spirits sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, sales are recognized upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return.

Excise Taxes - Bridgetown Spirits is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. Bridgetown Spirits is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. Bridgetown Spirits calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws, and these amounts are recorded as reductions to net sales.

Customer Programs - Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. Bridgetown Spirits reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606.

Derivative financial instruments and revenue recognition. The Company holds and issues derivative financial instruments such as IRLCs. IRLCs are subject to price risk primarily related to fluctuations in market interest rates. To hedge the interest rate risk on certain IRLCs, the Company enters into best effort forward sale commitments with investors, whereby certain loans are locked with a borrower and simultaneously committed to an investor at a fixed price. If the best effort IRLC does not fund, the Company has no obligation to fulfill the investor commitment.

ASC 815-25, Derivatives and Hedging, requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets at their fair value. Changes in the fair value of the derivative instruments are recognized in gain on sale of loans, net on the consolidated statements of operations in the period in which they occur. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

Inventories. Bridgetown Spirits’ inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. Bridgetown Spirits regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

Business Combination. The Company accounts for business combinations in accordance with ASC 805, Business Combinations. Under this guidance, the Company allocates the purchase price of an acquired business to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill.

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in the business combination. The increases or decreases in the fair value of the Company’s assets and liabilities can result from changes in fair values as of the acquisition date as determined during the one-year measurement period under ASC 805.

Goodwill. Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill.

Intangible assets. The Company accounts for certain finite-lived intangible assets at amortized cost and other certain indefinite-lived intangible assets at cost. Management reviews all intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.

Property and equipment, net. Property and equipment, including leasehold improvements and internal-use software, are recorded at cost, and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Repair and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the shorter of the lease term or the improvement’s estimated useful life. Depreciation is not recorded on projects-in-process until the project is complete and the associated assets are placed into service or are ready for the intended use. Impairment of property and equipment than the internal-use software is evaluated under ASC 360, Property, Plant, and Equipment.

Under ASC 350-40, Internal-Use Software, the Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities are expensed as incurred and post-implementation activities will be expensed as incurred. Capitalized software costs are amortized over the useful life of the software, which is five years. Impairment of internal-use software is evaluated under ASC 350-40-35, Subsequent Measurement, on a qualitative basis and if indicators exist, then a quantitative analysis is performed under ASC 360.

Stock-based compensation. The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and recognized over the service periods.

Troubled debt restructuring. The Company evaluates all modifications to its debt agreements in accordance with ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. A debt restructuring is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Concessions may include, but are not limited to:

●	A reduction in the stated interest rate,
●	An extension of the maturity date,
●	A reduction in the principal amount or accrued interest, or
●	A combination of the above.

When a debt restructuring qualifies as a TDR, the Company evaluates whether the restructuring represents a modification or an extinguishment of debt. If the future undiscounted cash flows of the restructured debt are less than the carrying amount of the original debt, a gain is recognized in the period of the restructuring. The restructured debt is subsequently measured based on the revised terms.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEELINE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Beeline Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beeline Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2024, the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit) and cash flows for the year then ended, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2024, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has incurred recurring losses and negative cash flows from operations since its inception, has a significant working capital deficit, and is dependent on debt and equity financing. These matters raise substantial doubt about the Company’s ability to continue as a going concern. Management’s Plans in regard to these matters are also described in Note 2. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Business Combination

As described in footnote 3 “Business Combinations” and in footnote 4 “Merger”, to the consolidated financial statements, the Company closed on a business acquisition in October 2024. The determination of fair values for assets acquired and liabilities assumed and the fair value of the equity-based purchase consideration involved significant judgement from management. This included the selection of appropriate valuation methodologies and the development of key assumptions and estimates within the selected methodology.

Management utilized the Option Pricing Model (OPM) method to determine the fair value of the equity-based purchase consideration. The application of the OPM required the use of significant estimates and assumptions including volatility, probability estimates, and expected term. In addition, the fair value of certain identifiable intangible assets acquired were determined using various valuation methodologies including the cost approach, multi-period excess earnings method, and relief-from-royalty method. These methods required significant estimates and assumptions by management including projected future cash flows, discount rates, royalty rates and attrition rates. Changes in these estimates and assumptions could have a significant impact on the fair values.

We identified the business combination as a critical audit matter. Auditing management’s judgments regarding the above estimates and assumptions involved a high degree of subjectivity.

The primary procedures we performed to address this critical audit matter included (a) evaluated management’s process for developing its estimates, (b) evaluated if the valuation method used by management was appropriate, (c) evaluated the reasonableness of management’s cash flow forecasts by comparing them to historical information, and/or other supporting contracts or information, (d) assessed the reasonableness of the asset volatility, probability estimates, expected term, discount rates royalty rates and attrition rates used, (e) evaluated other estimates and assumptions as applicable, and (f) recomputed the valuation estimates. We agreed with management’s estimates.

Intangible Asset Impairment Assessment

As described in footnote 3, “Intangible Assets” and in footnote 11, “Intangible Assets” to the consolidated financial statements, the Company’s Intangible Assets included, among others, the Azuñia brand. Intangibles are tested for impairment if there are indicators of impairment, but at least annually. To assess whether impairment existed for the Azuñia brand, management performed a quantitative impairment test using the Relief from Royalty method. Determination of the projected revenues attributable to the brand, royalty rate and discount rate applied to those future cash flows required management to make significant estimates and assumptions. Changes in these assumptions could have a significant impact on the fair value of the intangible asset and the resulting impairment charge.

We identified the Azuñia brand intangible impairment assessment as a critical audit matter. Auditing management’s judgments regarding the assumptions and estimates discussed above involved a high degree of subjectivity.

The primary procedures we performed to address these critical audit matters included (a) gained an understanding of management’s process for developing its estimates, (b) assessed the reasonableness of management’s selection of the valuation method, (c) evaluated the reasonableness of management’s revenue projections by comparing them to historical information and other supporting contracts or information, (d) evaluated the reasonableness of the royalty rate selected, (e) evaluated the reasonableness of the discount rate, and (f) recomputed the value. We agreed with management’s impairment assessment in fiscal year 2024.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024.

Boca Raton, Florida

April 15, 2025

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and

Stockholders of Beeline Holdings, Inc. (formerly Eastside Distilling, Inc.)

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Beeline Holdings, Inc and subsidiaries (formerly Eastside Distilling, Inc.) (the Company) as of December 31, 2023, and the related consolidated statements of operations and comprehensive loss, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2023, and the related notes (collectively referred to as the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ M&K CPAS, PLLC

We have served as the Company’s auditor from 2017 to 2024.

The Woodlands, TX

April 1, 2024 except for except for presentation of discontinued operations and note 6 for the date which is January 3, 2025

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2024 and 2023

(Dollars in thousands, except share and per share data)

	2024	2023
Assets
Current assets:
Cash and cash equivalents	$391	$306
Restricted cash	791	-
Mortgage loans held for sale, net, at fair value	6,925	-
Inventories	1,493	2,686
Interest rate lock commitment derivative	18	-
Prepaid expenses and other current assets	288	114
Accounts receivables, net	134	163
Current assets of discontinued operations held for sale	-	1,268
Total current assets	10,040	4,537
Goodwill	33,310	-
Intangible assets, net	5,749	4,178
Right-of-use assets	1,707	680
Property and equipment, net	14,775	169
Equity method investment	147	-
Other assets, net	787	247
Non-current assets of discontinued operations held for sale	-	7,669
Total Assets	$66,515	$17,480

Liabilities and Stockholders’ Equity
Current liabilities:
Warehouse line of credit	$6,106	$-
Accounts payable	1,810	1,062
Accrued liabilities	1,513	465
Current portion of secured credit facilities, net of debt discount	1,313	-
Current portion of note payable and accrued interest, related parties	891	92
Current portion of notes payable and accrued interest, net of debt discount	3,993	486
Current portion of lease liabilities	525	223
Current liabilities of discontinued operations held for sale	-	1,877
Total current liabilities	16,151	4,205
Lease liabilities, net of current portion	1,351	458
Secured credit facilities, related party	-	2,700
Secured credit facilities, net of debt issuance costs	-	342
Notes payable and accrued interest, net of current portion	-	7,556
Other noncurrent liabilities	45	-
Non-current liabilities of discontinued operations held for sale	-	1,366
Total liabilities	17,547	16,627

Commitments and contingencies (Note 20)

Stockholders’ equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized and 468,950 and 170,599 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Preferred stock Series B, $0.0001 par value; 2,500,000 shares authorized; 2,500,000 shares issued and outstanding as of December 31, 2024 and 2023	-	-
Preferred stock Series C, $0.0001 par value; 240,000 shares authorized; 0 shares and 200,000 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Preferred stock Series D, $0.0001 par value; 255,474 shares authorized; 255,474 shares and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Preferred stock Series E, $0.0001 par value; 200,000 shares authorized; 200,000 shares and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Preferred stock Series F, $0.0001 par value; 70,000,000 shares authorized; 69,085,562 shares and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	7	-
Preferred stock Series F-1, $0.0001 par value; 1,000,000 shares authorized; 517,775 shares and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	-	-
Preferred stock Series G, $0.0001 par value; 15,000,000 shares authorized; 5,308,239 shares and 0 shares issued and outstanding as of December 31, 2024 and 2023, respectively	1	-
Stock to be issued, 13,115 shares of common stock and 245,098 shares of Preferred stock Series G as of December 31, 2024	205	-
Additional paid-in capital	141,877	83,559
Accumulated other comprehensive loss	(34)	-
Non-controlling interest	1,101	-
Accumulated deficit	(94,189)	(82,706)
Total Stockholders’ Equity	48,968	853
Total Liabilities and Stockholders’ Equity	$66,515	$17,480

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2024 and 2023

(Dollars in thousands, except share and per share amounts)

	2024	2023
Revenues
Gain on sale of loans, net	$757	$-
Title fees	277	-
Loan origination fees	214	-
Interest income	86	-
Interest expense	(141)	-
Data and tech services	2	-
Net sales, spirits	2,577	3,787
Total Net Revenues	3,772	3,787

Operating Expenses
Salaries and benefits	3,151	1,374
Marketing and advertising	809	204
Professional fees	1,065	488
General and administrative expenses	1,000	1,115
Depreciation and amortization	803	57
Other operating expenses	537	-
Impairment loss	3,356	364
Cost of sales, spirits (includes depreciation of $75 and $92 for the years ended December 31, 2024 and 2023, respectively)	2,081	2,609
Total operating expenses	12,802	6,211
Loss from operations	(9,030)	(2,424)
Other income (expense), net
Interest income	4	-
Interest expense	(2,236)	(1,096)
Gain on extinguishment of debt	591	-
Gain on troubled debt restructuring	4,483	-
Loss on debt to equity conversion	-	(1,321)
Loss on equity method investment	(58)	-
Other income	39	55
Other expense	(31)	-
Total other income (expense), net	2,792	(2,362)
Loss before income taxes	(6,238)	(4,786)
Provision for income taxes	-	-
Net loss from continuing operations	(6,238)	(4,786)
Loss from discontinued operations	(2,009)	(2,749)
Loss from disposal of discontinued operations	(4,829)	-
Net loss from discontinued operations	(6,838)	(2,749)
Net loss	(13,076)	(7,535)
Net loss attributable to non-controlling interests	(1,743)	-
Net loss attributable to common stockholders	(11,333)	(7,535)
Preferred stock dividends	(150)	(150)
Net loss available to common stockholders	$(11,483)	$(7,685)

Comprehensive loss
Net loss	$(13,076)	$(7,535)
Unrealized foreign currency translation loss	(34)	-
Total comprehensive loss	(13,110)	(7,535)
Comprehensive loss attributable to non-controlling interests	(1,743)	-
Comprehensive loss attributable to common stockholders	$(11,367)	$(7,535)

Basic and diluted net loss from continuing operations per common share	$(25.33)	$(43.85)
Basic and diluted net loss from discontinued operations per common share	$(27.77)	$(25.19)
Basic and diluted net loss per common share available to common stockholders	$(46.63)	$(70.42)
Basic and diluted weighted average common shares outstanding	246,265	109,134

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes In Stockholder’s Equity (Deficit)

Years Ended December 31, 2024 and 2023

(Dollars in thousands, except share amounts)

	Common Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Stockholders’ Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Loss	Interest	(Deficit)
Balance, December 31, 2022	80,996	$-	2,500,000	$-	-	$-		$-		$-	-	$-	-	$-	-	$-	$-	$73,505	$(75,021)	$-	$-	(1,516)
Issuance of common stock for services by third parties	13,923	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	568	-	-	-	568
Issuance of common stock for services by employees	2,362	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	109	-	-	-	109
Shares issued for cash	34,350	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,396	-	-	-	1,396
Debt to equity conversion	29,672	-	-	-	200,000	-	-	-	-	-	-	-	-	-	-	-	-	7,831	-	-	-	7,831
Preferred stock dividends	9,296	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	150	(150)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(7,535)	-	-	(7,535)
Balance, December 31, 2023	170,599	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,559	$(82,706)	$-	$-	$853
Warrants issued in relation to debt issuance	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	329	-	-	-	329
Issuance of stock for services by third parties	176	-	-	-	-	-	-	-	-	-	-	-	-	-	573,925	-	125	555	-	-	-	680
Issuance of common stock for services by employees	63,573	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	273	-	-	-	273
Stock to be issued related to settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	80	-	-	-	-	80
Debt conversion	(79,777)	-	-	-	-	-	255,474	-	200,000	-	-	-	-	-	-	-	-	5,759	-	-	-	5,759
Merger issuance	-	-	-	-	-	-	-	-	-	-	69,482,229	7	517,775	-	-	-	-	48,214	-	-	-	48,221
Bridge loan	-	-	-	-	-	-	-	-	-	-	(396,667)	-	-	-	250,000	-	-	160	-	-	-	160
Shares issued for cash, net of debt discount costs	112,822	-	-	-	-	-	-	-	-	-	-	-	-	-	4,484,314	1	-	2,878	-	-	-	2,879
Conversion of Series C preferred shares	183,784	-	-	-	(200,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	17,773	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	150	(150)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34)	-	(34)
Non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,844	2,844
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,333)	-	(1,743)	(13,076)
Balance, December 31, 2024	468,950	$-	2,500,000	$-	-	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2024 and 2023

(Dollars in thousands)

	2024	2023
Cash Flows From Operating Activities:
Net loss	$(13,076)	$(7,535)
Net loss from discontinued operations	6,838	2,749
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(757)	-
Provision for credit losses	-	22
Depreciation and amortization	878	149
Impairment loss	3,356	339
Gain on extinguishment of debt	(591)	-
Gain on troubled debt restructuring	(4,483)	-
Gain on disposal of assets	-	(376)
Other income	(4)	-
Inventory provision	57	(24)
Loss on debt to equity conversion	-	1,321
Amortization of debt discount	728	13
Payment of accrued interest on secured credit facilities	-	(142)
Payment of accrued interest on secured credit facilities, related party	-	(348)
Equity method loss	58	-
Issuance of common stock for services by third parties	207	568
Issuance of common stock for services by related parties	273	109
Noncash lease expense	(28)	(3)
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	47,219	-
Originations and purchases of mortgage loans held for sale	(46,144)	-
Inventories	499	789
Interest rate lock commitment derivative	106	-
Prepaid expenses and other current assets	(62)	20
Accounts receivables, net	29	228
Other assets	71	-
Accounts payable	172	227
Accrued liabilities	420	(732)
Accrued interest	999	542
Other liabilities, related party	-	556
Other noncurrent liabilities	6	-
Net cash used in operating activities of continuing operations	(3,229)	(1,528)
Net cash used in operating activities of discontinued operations	-	(294)
Net cash used in operating activities	(3,229)	(1,822)
Cash Flows From Investing Activities:
Cash acquired in acquisition	258	-
Proceeds from sale of fixed assets	-	51
Purchases of property and equipment	-	(60)
Purchase of internal-use software	(71)	-
Capital contributions in equity method investee	(130)	-
Net cash used in investing activities of continuing operations	57	(9)
Net cash (used in) provided by investing activities of discontinued operations	(508)	113
Net cash (used in) provided by investing activities	(451)	104
Cash Flows From Financing Activities:
Net repayments/borrowings under warehouse line of credit	(982)	-
Proceeds from common stock issued, net of issuance costs	664	1,396
Proceeds from preferred stock issued, net of issuance costs	2,216	-
Proceeds from secured credit facilities, net of debt discount	1,382	56
Proceeds from secured credit facilities, related party	875	-
Payments of principal on secured credit facilities	-	(40)
Payments of principal on secured credit facilities, related party	(325)	-
Proceeds from notes payable, related party	1,056	-
Payments of principal on notes payable, related party	(271)	-
Payments of principal on notes payable	(25)	-
Net cash provided by financing activities of continuing operations	4,590	1,412
Net increase (decrease) in cash	910	(306)
Effect of rate changes on cash and cash equivalents	(34)	-
Cash at the beginning of the year	306	612
Cash at the end of the year	$1,182	$306

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$27	$746
Cash paid during the period for income taxes	-	-
Operating cash flows from operating leases	581	41

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Equity exchanged for secured debt	$448	$6,322
Shares issued for Merger, net of cash received	47,963	-
Shares issued to incentivize debt	614	-
Warrants issued in relation to debt issuance	368	-
Consulting services for future services	553	-
Dividends issued	150	150
Right-of-use assets obtained in exchange for lease obligations	-	700
Accrued interest rolled into notes payable	-	241

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	2024	2023
Cash and cash equivalents	$391	$306
Restricted cash	791	-
Total cash and cash equivalents and restricted cash	$1,182	$306

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

1. NATURE OF BUSINESS

Eastside Distilling (“Eastside”) was incorporated under the laws of Nevada in 2004 under the name of Eurocan Holdings, Ltd. In December 2014, Eastside changed its corporate name to Eastside Distilling, Inc. to reflect the acquisition of Eastside Distilling, LLC.

Merger

On September 4, 2024, Eastside entered into an Agreement and Plan of Merger and Reorganization (the “Merger”) with Bridgetown Spirits Corp. (“Bridgetown Spirits”) and Beeline Financial Holdings, Inc. (“Beeline Financial”). The Merger closed on October 7, 2024. On March 12, 2025, Eastside changed its name to Beeline Holdings, Inc. (the “Company,” and together with its consolidated subsidiaries, “Beeline,” “we”, “us”, “our”), see Note 4, Merger.

Beeline Financial was incorporated in Delaware on July 1, 2020 via a merger with Beeline Financial Holdings, Inc., a Rhode Island corporation founded on September 20, 2018. Beeline is an Artificial Intelligence (“AI”)-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, introducing its Chat Application Programming Interface (“API”) “Bob” in July 2023.

Debt Exchange Agreement

On September 4, 2024, Eastside and its subsidiary, Craft Canning + Printing (“Craft C+P”), entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”), which closed on October 7, 2024, resulting in the assignment by Eastside of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of the Company and the deconsolidation of Craft C+P, see Note 5 - Debt Exchange Agreement and Note 6 - Discontinued Operations.

Subsequent to the execution of the Debt Exchange Agreement, the Company organized a subsidiary, Bridgetown Spirits, which was incorporated on October 3, 2024, and assigned Eastside’s business of manufacturing and marketing spirits to Bridgetown Spirits, which manufactures, acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. Bridgetown Spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. Bridgetown Spirits sells products on a wholesale basis to distributors in open states and through brokers in control states. The Company owns 53% of Bridgetown Spirits as of December 31, 2024, see Note 5 - Debt Exchange Agreement.

Reverse Stock Split

All shares and per share information in these consolidated financial statements were adjusted to give effect to the 1-for-20 reverse stock split of the Company’s common stock effected on May 12, 2023 and has also been retrospectively adjusted to give effect to the one-for-ten reverse stock split of the Company’s common stock effected on March 12, 2025.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

These consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company is subject to a number of risks common to emerging companies stemming from, among other things, a limited operating history, rapid technological change, uncertainty of market acceptance and products, uncertainty of regulatory approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, interest rate fluctuations, product liability, and the dependence on key individuals. The Company has incurred recurring losses and negative cash flows from operations since its inception, has a working capital deficit as of December 31, 2024 and is dependent on debt and equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if assumes Company were unable to continue as a going concern.

Management believes that its available funds and cash flow from operations may not be sufficient to meet working capital requirements for the twelve months subsequent to the issuance of the financial statements. In order to accomplish its business plan objectives, the Company will need to either increase revenues or raise capital by the issuance of debt and/or equity.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Management believes that it will be successful in obtaining additional financing based on its limited history of raising funds; however, there can be no assurances that our business plans and actions will be successful, that we will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of Beeline Holdings, Inc. and its wholly-owned subsidiaries, Beeline Financial Holdings, Inc., Beeline Title Holdings, Inc. (“Beeline Title Holdings”), Beeline Mortgage Holdings, Inc. (“Beeline Mortgage”), and Beeline Loans Pty Ltd. (“Australian Subsidiary”). Intercompany transactions and balances have been eliminated.

Beeline Title Holdings has five subsidiaries, Beeline Title, LLC (“Beeline Title”), Beeline Texas Title, LLC (“Beeline Texas Title”), Beeline Settlement Services, LLC (“Beeline Settlement Services”), and Beeline Title Agency, LLC (“Beeline Title Agency”). Beeline Mortgage Holdings has one subsidiary, Beeline Loans, Inc. (“Beeline Loans”).

The Company has two majority-owned subsidiaries, Nimble Title Holdings, Inc. (“Nimble Title Holdings”) and Bridgetown Spirits. Nimble Title Holdings is 50.1% owned by the Company and 49.9% owned by a former non-controlling shareholder of Beeline Financial. Bridgetown Spirits is 53% owned by the Company, see Note 5 - Debt Exchange Agreement.

Nimble Title Holdings has four subsidiaries, Nimble Title, LLC (“Nimble Title”), Nimble Title Agency, LLC (“Nimble Title Agency”), Nimble Texas Title, LLC (“Nimble Texas Title”), and Nimble Settlement Services, LLC (“Nimble Settlement Services”).

USE OF ESTIMATES

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Significant estimates and assumptions in these consolidated statements include: the fair value of mortgage loans held for sale, valuation of inventory, valuation of investments, valuation of accounts receivable, valuation of derivative instruments, valuation of software, valuation of intangible assets, valuation of goodwill, valuation of purchase price in the business combination, valuation of the fair value of the assets acquired and liabilities assumed in the business combination, valuation of lease liabilities and related right of use assets, contingent liability for loan repurchases, and valuation of non-cash equity grants and issuances. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Beeline considers highly liquid investments purchased with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts that are readily convertible into cash.

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of December 31, 2024 was $0.8 million, see Note 15 – Notes Payable-Related Parties.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

MORTGAGE LOANS HELD FOR SALE AND GAINS ON SALE OF LOANS REVENUE RECOGNITION

Mortgage loans held for sale are carried at fair value under the fair value option in accordance with ASC 825, Financial Instruments, with changes in fair value recorded in gain on sale of loans, net on the consolidated statements of operations. The fair value of mortgage loans held for sale committed to investors is calculated using observable market information such as the investor commitment, assignment of trade or other mandatory delivery commitment prices. The fair value of mortgage loans held for sale not committed to investors is based on quoted best execution secondary market prices. If no such quoted price exists, the fair value is determined using quoted prices for a similar asset or assets, such as Mortgage-Backed Securities (“MBS”) prices, adjusted for the specific attributes of that loan, which would be used by other market participants. Mortgage loans held for sale not calculated using observable market information are based on third-party broker quotations or market bid pricing.

Gains and losses from the sale of mortgage loans held for sale are recognized based upon the difference between the sales proceeds and carrying value of the related loans upon sale and are recorded in gain on sale of loans, net on the consolidated statements of operations. Sales proceeds reflect the cash received from investors through the sale of the loan and servicing release premium. Gain on sale of loans, net also includes the unrealized gains and losses associated with the changes in the fair value of mortgage loans held for sale, and the realized and unrealized gains and losses from derivative instruments.

Mortgage loans held for sale are considered sold when the Company surrenders control over the financial assets. Control is considered to have been surrendered when the transferred assets have been isolated from the Company, beyond the reach of the Company and its creditors; the purchaser obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets; and the Company does not maintain effective control over the transferred assets through either an agreement that both entitles and obligates the Company to repurchase or redeem the transferred assets before their maturity or the ability to unilaterally cause the holder to return specific financial assets. The Company typically considers the above criteria to have been met upon acceptance and receipt of sales proceeds from the purchaser.

Mortgage loans sold to investors by the Company, and which met investor underwriting guidelines at the time of sale, may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. Additionally, reserves are established for estimated liabilities from the need to repay, where applicable, a portion of the premium received from investors on the sale of certain mortgage loans if such loans are repaid in their entirety within a specified period after the sale of the loans. The Company has established a reserve for potential losses related to these representations and warranties. In assessing the adequacy of the reserve, management evaluates various factors including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as write-offs against the loan indemnification reserve.

Since mortgage loans held for sale have maturity dates greater than one year from the balance sheet date but are expected to be sold in a short time frame (less than one year), they are recorded as current assets.

Changes in the balance of mortgage loans held for sale are included in cash flows from operating activities in the consolidated statements of cash flows in accordance with ASC 230-10-45-21, Statement of Cash Flows.

REVENUE RECOGNITION

Gains on Sale of Loans, Net

See discussion above under “Mortgage Loans Held for Sale and Gain on Sale of Loans Revenue Recognition” and below under “Derivative Financial Instruments and Revenue Recognition”.

Title Fees

Commissions earned at loan settlement on insurance premiums paid to title insurance companies.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Loan Origination Fees and Costs

Loan origination fees represent revenue earned from originating mortgage loans. Loan origination fees generally represent flat per-loan fee amounts based on a percentage of the original principal loan balance and are recognized as revenue at the time the mortgage loans are funded since the loans are held for sale. Loan origination costs are charged to operations as incurred.

Interest Income

Interest income on mortgage loans held for sale is recognized for the period from loan funding to sale based upon the principal balance outstanding and contractual interest rates. Revenue recognition is discontinued when loans become 90 days delinquent, or when, in management’s opinion, the recovery of principal and interest becomes doubtful and the mortgage loans held for sale are put on nonaccrual status. For loans that have been modified, a period of six payments is required before the loan is returned to an accrual basis.

Interest Expense

Interest expense relating to the warehouse lines of credit is included in revenues. Other interest expense is included in other (income)/expense.

Data and Tech

Fees received from a marketing partner who is embedded in the Company’s point-of-sale journey for investment property customers. The partner pays Beeline for leads they receive from a customer opting in to use their insurance company for landlord insurance during the application process.

Net Sales, Spirits

Net sales include product sales, less excise taxes and customer programs and incentives. Bridgetown Spirits recognizes revenue by applying the following steps in accordance with ASC 606 – Revenue from Contracts with Customers: (1) identify the contract with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to each performance obligation in the contract; and (5) recognize revenue when each performance obligation is satisfied.

Bridgetown Spirits recognizes spirits sales when merchandise is shipped from a warehouse directly to wholesale customers (except in the case of a consignment sale). For consignment sales, which include sales to the Oregon Liquor Control Commission, sales are recognized upon the consignee’s shipment to the customer. Postage and handling charges billed to customers are also recognized as sales upon shipment of the related merchandise. Shipping terms are generally FOB shipping point, and title passes to the customer at the time and place of shipment or purchase by customers at a retail location. For consignment sales, title passes to the consignee concurrent with the consignee’s shipment to the customer. The customer has no cancellation privileges after shipment or upon purchase at retail locations, other than customary rights of return.

Excise Taxes - Bridgetown Spirits is responsible for compliance with the Alcohol and Tobacco Tax and Trade Bureau (“TTB”) regulations, which includes making timely and accurate excise tax payments. Bridgetown Spirits is subject to periodic compliance audits by the TTB. Individual states also impose excise taxes on alcoholic beverages in varying amounts. Bridgetown Spirits calculates its excise tax expense based upon units produced and on its understanding of the applicable excise tax laws, and these amounts are recorded as reductions to net sales.

Customer Programs - Customer programs, which include customer promotional discount programs, are a common practice in the alcoholic beverage industry. Bridgetown Spirits reimburses wholesalers for an agreed amount to promote sales of products and to maintain competitive pricing. Amounts paid in connection with customer programs are recorded as reductions to net sales in accordance with ASC 606.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

COST OF SALES, SPIRITS

Cost of sales consists of all direct costs for service, labor, overhead, packaging, and in-bound freight charges. Raw materials account for the largest portion of the cost of sales, followed by packaging and production costs.

DERIVATIVE FINANCIAL INSTRUMENTS AND REVENUE RECOGNITION

The Company holds and issues derivative financial instruments such as interest rate lock commitments (IRLCs). IRLCs are subject to price risk primarily related to fluctuations in market interest rates. To hedge the interest rate risk on certain IRLCs, the Company enters into best effort forward sale commitments with investors, whereby certain loans are locked with a borrower and simultaneously committed to an investor at a fixed price. If the best effort IRLC does not fund, the Company has no obligation to fulfill the investor commitment.

ASC 815-25, Derivatives and Hedging, requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets at their fair value. Changes in the fair value of the derivative instruments are recognized in gain on sale of loans, net on the consolidated statements of operations in the period in which they occur. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

INVENTORIES

Bridgetown Spirits’ inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out method. A portion of inventory is held by certain independent distributors on consignment until it is sold to a third party. Bridgetown Spirits regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due from customers for goods shipped or services provided. Accounts receivable are stated at their gross outstanding balance, net of an allowance for credit losses. The allowance for credit losses is based on a combination of factors, including historical loss experience, aging of receivables, specific customer creditworthiness, current economic conditions, and reasonable and supportable forecasts. The Company writes off accounts receivable when they are deemed uncollectible, and any recoveries of previously written-off balances are recorded as a reduction to the provision for credit losses.

ACCOUNTS RECEIVABLE FACTORING PROGRAM

The Company has an accounts receivable factoring program that had a zero balance as of December 31, 2024 and 2023. Under the program, the Company has the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remits payment, the Company receives the remaining balance. Interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. Under the terms of the agreement, the factoring provider had full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that the agreement has met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company does not recognize a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such.

BUSINESS COMBINATION

The Company accounts for business combinations in accordance with ASC 805, Business Combinations. Under this guidance, the Company allocates the purchase price of an acquired business to the identifiable assets acquired and liabilities assumed at their estimated fair values as of the acquisition date. The excess of the purchase price over the estimated fair value of net assets acquired is recorded as goodwill.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Goodwill represents the excess purchase price over the fair value of the tangible net assets and intangible assets acquired in the business combination. The increases or decreases in the fair value of the Company’s assets and liabilities can result from changes in fair values as of the acquisition date as determined during the one-year measurement period under ASC 805.

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired for the period ended December 31, 2024.

INTANGIBLE ASSETS

The Company accounts for certain finite-lived intangible assets at amortized cost and other certain indefinite-lived intangible assets at cost. Management reviews all intangible assets for probable impairment whenever events or circumstances indicate that the carrying amount of such assets may not be recoverable. If there is an indication of impairment, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows were less than the carrying amount of the asset, an impairment loss would be recognized to write down the asset to its estimated fair value.

PROPERTY AND EQUIPMENT, NET

Property and equipment, including leasehold improvements and internal-use software, are recorded at cost, and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets, which range from three to seven years. Repair and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the shorter of the lease term or the improvement’s estimated useful life. Depreciation is not recorded on projects-in-process until the project is complete and the associated assets are placed into service or are ready for the intended use. Impairment of property and equipment than the internal-use software is evaluated under ASC 360, Property, Plant, and Equipment.

Under ASC 350-40, Internal-Use Software, the Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities are expensed as incurred and post-implementation activities will be expensed as incurred. Capitalized software costs are amortized over the useful life of the software, which is five years. Impairment of internal-use software is evaluated under ASC 350-40-35, Subsequent Measurement, on a qualitative basis and if indicators exist, then a quantitative analysis is performed under ASC 360.

FAIR VALUE MEASUREMENTS

Fair value is the price that would be received if an asset were sold or the price that would be paid to transfer a liability in an orderly transaction between willing market participants at the measurement date. Required disclosures include classification of fair value measurements within a three-level hierarchy (Level 1, Level 2, and Level 3). Classification of a fair value measurement within the hierarchy is dependent on the classification and significance of the inputs used to determine the fair value measurement. Observable inputs are those that are observed, implied from, or corroborated with externally available market information. Unobservable inputs represent the estimates of market participants’ assumptions.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Fair value measurements are classified in the following manner:

Level 1—Valuation is based on quoted prices in active markets for identical assets or liabilities at the measurement date.

Level 2—Valuation is based on either observable prices for identical assets or liabilities in inactive markets, observable prices for similar assets or liabilities, or other inputs that are derived directly from, or through correlation to, observable market data at the measurement date.

Level 3—Valuation is based on the internal models using assumptions at the measurement date that a market participant would use.

In determining fair value measurement, Beeline uses observable inputs whenever possible. The level of a fair value measurement within the hierarchy is dependent on the lowest level of input that has a significant impact on the measurement as a whole. If quoted market prices are available at the measurement date or are available for similar instruments, such prices are used in the measurements. If observable market data is not available at the measurement date, judgment is required to measure fair value.

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There was no material items recorded at fair value on a nonrecurring basis as of December 31, 2024 and 2023.

Mortgage loans held for sale: Loans held for sale that are valued using Level 2 measurements derived from observable market data, including market prices of securities backed by similar mortgage loans adjusted for certain factors to approximate the fair value of a whole mortgage loan, including the value attributable to mortgage servicing and credit risk. Loans held for sale for which there is little to no observable trading activity of similar instruments are valued using Level 3 measurements based upon dealer price quotes and internal models.

IRLCs: The fair value of IRLCs is based on current market prices of securities backed by similar mortgage loans (as determined above under mortgage loans held for sale), net of costs to close the loans, subject to the estimated loan funding probability, or “pull-through factor.” Given the significant and unobservable nature of the pull-through factor, IRLCs are classified as Level 3.

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of December 31, 2024.

DEBT DISCOUNT

Beeline’s debt instruments are recorded net of issuance costs (debt discount). The resulting debt discount is amortized over the term of the term loan using the straight-line method, which approximates the effective interest method, and the amortization of debt discount is included in interest expense in the consolidated statements of operations and comprehensive loss.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd, the functional currency of the company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd is the Australian dollar. For Beeline Loans Pty Ltd, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation adjustment for the period October 8, 2024 through December 31, 2024 was $(33,570).

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis 2024.

As of December 31, 2024, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.63, and the average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.65.

DEFERRED OFFERING COSTS

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized as non-current other assets in the consolidated balance sheets and consist principally of professional, underwriting and other expenses incurred through the consolidated balance sheet date that are directly related to the Company’s proposed public offering. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.

NON-CONTROLLING INTERESTS

Beeline follows ASC 810, Consolidation, governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than step acquisitions or dilution gains or losses, and that losses of a partially-owned subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. Net loss attributable to NCI for the year ended December 31, 2024 was $1.7 million.

INVESTMENT IN EQUITY METHOD INVESTEE

On February 7, 2024, MagicBlocks, Inc., a Delaware corporation, was incorporated by a third party. On July 31, 2024, the Company was issued 4.3 million shares of Magic Blocks representing 47.6% of ownership. The Company has determined that its investment in MagicBlocks is subject to the equity method of accounting in accordance with ASC 825-10, Financial Instruments. As of December 31, 2024, the Company had invested $0.1 million in MagicBlocks with a balance of $0.1 million, including the proportionate loss of $0.1 million.

DEPOSITS

Deposits are included in other assets, and include security deposits for leased office spaces, which are refundable to the Company upon expiration of the lease agreements.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the years ending December 31, 2024 and 2023, marketing and advertising expenses were $0.8 million and $0.2 million, respectively.

STOCK-BASED COMPENSATION

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to nonemployees are recorded at fair value on the measurement date and recognized over the service periods.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

INCOME TAXES

The Company accounts for income taxes in accordance with ASC 740, Income Taxes, which requires the recognition of deferred income taxes for differences between the basis of assets and liabilities for financial statement and income tax purposes. The deferred tax assets and liabilities represent the future tax return consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2024, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2021, 2022, and 2023 remain open for potential audit.

TROUBLED DEBT RESTRUCTURING

The Company evaluates all modifications to its debt agreements in accordance with ASC 470-60, Debt – Troubled Debt Restructurings by Debtors. A debt restructuring is considered a troubled debt restructuring (“TDR”) if the creditor, for economic or legal reasons related to the debtor’s financial difficulties, grants a concession to the debtor that it would not otherwise consider.

Concessions may include, but are not limited to:

●	A reduction in the stated interest rate,
●	An extension of the maturity date,
●	A reduction in the principal amount or accrued interest, or
●	A combination of the above.

When a debt restructuring qualifies as a TDR, the Company evaluates whether the restructuring represents a modification or an extinguishment of debt. If the future undiscounted cash flows of the restructured debt are less than the carrying amount of the original debt, a gain is recognized in the period of the restructuring. The restructured debt is subsequently measured based on the revised terms.

COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) includes all changes in equity during a period from non-owner sources and is presented in accordance with the provisions of ASC 220, Comprehensive Income. The Company reports comprehensive income in the consolidated statements of operations and comprehensive income (loss), which includes net income (loss) and other comprehensive income (loss). Other comprehensive income (loss) includes foreign currency translation adjustments, including gains and losses from the translation of the Company’s foreign subsidiary whose functional currency is not the U.S. dollar.

OPERATING SEGMENTS

Operating segments are identified as components of an enterprise for which separate discrete financial information is available for evaluation by the Company’s chief operating decision maker (“CODM”) and relied upon when making decisions regarding resource allocation and assessing performance. When evaluating the Company’s financial performance, the CODM reviews total revenues, total expenses, and expenses by functional classification, using this information to make decisions on a company-wide basis.

The Company operates in three reportable segments. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a three-reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets as total assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations. As a result of the merger, the statement of operations has been restructured to represent the new consolidation of both businesses and is reflected for 2023. The 2023 consolidated balance sheet and statement of operations have been reclassified to retrospectively present discontinued operations.

4. MERGER

On October 7, 2024, Eastside closed on the Merger with Beeline Financial. The Merger was structured and accounted for as a business combination with Eastside as the acquirer of 100% of the controlling equity interests of Beeline Financial and subsidiaries. The Merger provided a viable opportunity to realign Eastside’s capital, growth trajectory, and potential returns for stakeholders and was structured as an all-stock transaction. The stockholders of Beeline received 69,482,229 preferred shares of Series F and 517,775 preferred shares of Series F-1 of Eastside, see Note 19- Stockholders’ Equity. The Company’s consolidated financial statements for the year ended December 31, 2024 include Beeline’s results of operations from October 8, 2024 through December 31, 2024. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

Beeline is a fintech mortgage lender and title provider aimed at transforming the home loan process into a shorter, easier path than conventional mortgage lending for millions of Americans seeking a digital experience. Beeline has built a proprietary mortgage and title platform leveraging advanced technical tools with sophisticated language learning models and combining an appropriate amount of human interaction to create a better outcome for mortgage borrowers.

The purchase price was valued at $48.2 million based on the estimated fair value of the Series F and Series F-1 preferred stock issued on October 7, 2024. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed and to goodwill was as follows, subject to adjustment during a one-year measurement period from the Merger date:

(Dollars in thousands)	October 7, 2024
Cash and cash equivalents	$167
Restricted cash	91
Mortgage loans held for sale, net, at fair value	7,242
Interest rate lock commitment derivative	124
Prepaid expenses and other current assets	89
Goodwill	33,310
Intangible assets	4,950
Right-of-use assets	1,406
Property and equipment, net	15,345
Equity method investment	75
Other assets, net	127
Warehouse line of credit	(7,067)
Accounts payable	(1,614)
Accrued liabilities	(713)
Current portion of notes payable and accrued interest, net of discount	(3,671)
Lease liabilities, net of current portion	(1,603)
Other noncurrent liabilities	(37)
$48,221

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Company incurred acquisition related costs of $0.1 million during the year ended December 31, 2024 that have been recorded in general and administrative expenses in the consolidated statements of operations.

For income tax purposes, this is a non-taxable merger as it was an all-stock transaction and accordingly goodwill will not be deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the years ended December 31, 2024 and 2023 assume that the acquisition of Beeline was completed on January 1, 2023 and exclude the Craft C+P business operations that has been classified as discontinued operations:

(Dollars in thousands)	2024	2023
Pro forma net revenues	$7,581	$7,581
Pro forma net losses	$(16,165)	$(18,435)
Pro forma basic and diluted net loss per share	$(69.08)	$(169.13)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

5. DEBT EXCHANGE AGREEMENT

On September 4, 2024, Eastside and its then subsidiary, Craft Canning + Printing, LLC (“Craft C+P”) entered into the Debt Exchange Agreement with The B.A.D. Company, LLC (the “SPV”), Aegis Security Insurance Company (“Aegis”), Bigger, District 2, LDI Investments, LLC (“LDI”), William Esping ((“Esping”), WPE Kids Partners (“WPE”) and Robert Grammen (“Grammen”), a 2024 director of Eastside (collectively the “Investors”). On October 3, 2024, the Investors executed the First Amended and Restated Debt Exchange Agreement (the collectively “Debt Exchange Agreement”).

Subsequent to execution of the Debt Exchange Agreement, Eastside organized Bridgetown Spirits as a subsidiary and assigned to Bridgetown Spirits all of the assets held by Eastside in connection with its business of manufacturing and marketing spirits. Bridgetown Spirits issued 1.0 million shares of common stock to Eastside, which represented 100% ownership.

On October 7, 2024, a closing was held pursuant to the terms of the Debt Exchange Agreement and the following transactions were completed:

●	Aegis, Bigger, District 2 and LDI transferred to Eastside a total of 31,234 shares of Eastside’s Series C Preferred Stock and 11,987 shares of Eastside’s common stock. The Investors also released Eastside from liability for $4.1 million of senior secured debt and $2.5 million of unsecured debt. In consideration of their surrender of stock and release of debt, Eastside caused Craft C+P to be merged into a limited liability company owned by the Investors.

●	Eastside issued a total of 255,474 shares of Series D Preferred Stock to Bigger and District 2, and Bigger and District 2 released Eastside from liability for $2.6 million of unsecured debt.

●	Eastside issued a total of 200,000 shares of Series E Preferred Stock to Bigger and District 2, and Bigger and District 2 released Eastside from liability for $2.0 million of unsecured debt.

●	Eastside transferred a total of 108,899 common shares of Bridgetown Spirits to Bigger, District 2, Esping, WPE and Grammen, and those Investors released Eastside from unsecured debt in the aggregate amount of $0.9 million. The common shares of Bridgetown Spirits represented an initial investment of 10.9% valued at $0.6 million.

●	Eastside issued a total of 19,000 shares of common stock to Esping, WPE and Grammen, and those Investors released Eastside from liability for $0.2 million of unsecured debt.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In accordance with the Debt Exchange Agreement, on November 7, 2024, Eastside transferred a total of 361,101 common shares of Bridgetown Spirits to Aegis, Bigger, District 2 and LDI, representing an additional 36%. In consideration for those shares, those four Investors surrendered to Eastside a total of 58,090 shares of Eastside common stock valued at $2.2 million, securing a total non-controlling interest of 47% valued at $2.8 million.

Upon completion of the transaction contemplated by the Debt Exchange Agreement, Eastside was no longer involved in the business of digital printing and mobile canning, and presently owns 53% of the common stock of Bridgetown Spirits, which is in the business of manufacturing and marketing spirits.

Effective on the completion of the Debt Exchange Agreement, all liabilities including accrued and unpaid interest due to the Investors were released.

The Company accounted for the asset and equity transfers associated with the various transactions described above at fair value in accordance with ASC 470-60. As a result, the Company recognized a gain on the transfer of assets of $4,271 and a gain of $4.5 million on TDR.

Letter Agreement

On September 27, 2024, the Company signed a Letter Agreement concerning amounts due and owing to a legal firm that provided the Company services under an engagement letter predating 2021. In anticipation of closing the Merger, the legal firm released the Company from prior invoiced amounts billed for services, late fees and adjustments of $0.6 million upon the closing of the Merger and Debt Exchange Agreement, and for payment of $0.1 million before October 7, 2024. The Company recorded $0.6 million to gain on extinguishment of debt in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

6. DISCONTINUED OPERATIONS

Eastside reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift. Given that the effect of the Debt Exchange Agreement meets all the criteria for classification of held for sale, the assets and liabilities of Craft C+P have been classified as held for sale as of December 31, 2023 and were disposed of on October 7, 2024. The operating results of Craft C+P have been classified as discontinued operations during the years ended December 31, 2024 and 2023. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Assets and liabilities related to Craft C+P were as follows as of December 31:

(Dollars in thousands)	2023
Assets
Current assets:
Cash	$96
Trade receivables, net	396
Inventories	526
Prepaid expenses and other current assets	250
Total current assets	1,268
Property and equipment, net	4,598
Right-of-use assets	1,923
Intangible assets, net	827
Other assets, net	321
Total Assets	$8,937

Liabilities
Current liabilities:
Accounts payable	$1,014
Accrued liabilities	110
Deferred revenue	88
Current portion of lease liabilities	665
Total current liabilities	1,877
Lease liabilities, net of current portion	1,366
Total liabilities	$3,243

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Income and expense related to Craft C+P were as follows for the years ended December 31:

(Dollars in thousands)	2024	2023
Sales	$6,903	$6,817
Less customer programs and excise taxes	120	105
Net sales	6,783	6,712
Cost of sales	6,510	6,829
Gross profit (loss)	273	(117)
Operating expenses:
Sales and marketing expenses	45	126
General and administrative expenses	2,436	2,878
Gain on disposal of property and equipment	(195)	(367)
Total operating expenses	2,286	2,637
Loss from operations	(2,013)	(2,754)
Other income (expense), net
Interest expense	-	(12)
Deconsolidation loss	(4,829)	-
Other income	4	17
Total other income, net	(4,825)	5
Loss before income taxes	(6,838)	(2,749)
Provision for income taxes	-	-
Net loss from discontinued operations	$(6,838)	$(2,749)

7. BUSINESS SEGMENTS

The Company’s CODM, the Chief Executive Officer, evaluates how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. After consideration of this criteria, the CODM has determined that there are three reportable segments, consisting of Beeline, Bridgetown Spirits and Corporate.

Beeline is an AI-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, including Beeline’s Chat API “Bob.” Bridgetown Spirits brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila and are sold on a wholesale basis to distributors in open states, and to brokers in control states. Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

The Company measures segment performance to allocate resources primarily based on revenues of Beeline and profit margin of Bridgetown. Total asset information by segment is not provided to, or reviewed by, the CODM as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in Note 3 - Summary of Significant Accounting Policies.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Segment information was as follows for the years ended December 31:

Beeline (October 8, 2024-December 31, 2024)
(Dollars in thousands)	2024	2023
Gain on sale of loans, net	$757	$-
Title fees	277	-
Loan origination fees	214	-
Interest income	86	-
Interest expense	(141)	-
Data and tech services	2	-
Total net revenues	1,195	-
Salaries and benefits	1,242	-
Marketing and advertising	423	-
Professional fees	24	-
General and administrative expenses	232	-
Depreciation and amortization	736	-
Other operating expenses	477	-
Total operating expenses	3,134	-
Loss from operations	(1,939)	-
Interest expense	(11)	-
Other expense	(4)	-
Net loss	$(1,954)	$-

Spirits (Bridgetown Spirits for the period October 8-December 31, 2024)
(Dollars in thousands)	2024	2023
Net sales, spirits	$2,577	$3,787
Cost of sales, spirits (exclusive of depreciation and amortization)	2,081	2,609
Salaries and benefits	559	917
Marketing and advertising	375	205
General and administrative expenses	-	294
Depreciation and amortization	45	57
Other operating expenses	1	3
Impairment loss	3,356	364
Total operating expenses	6,417	4,449
Loss from operations	(3,840)	(662)
Other income	-	61
Net loss	$(3,840)	$(601)
Gross profit	$496	$1,178
Gross margin	19%	31%

Corporate
(Dollars in thousands)	2024	2023
Salaries and benefits	$1,350	$457
Marketing and advertising	11	-
Professional fees	1,041	488
General and administrative expenses	768	820
Depreciation and amortization	22	-
Other operating expenses	59	(3)
Total operating expenses	3,251	1,762
Interest income	4	-
Interest expense	(2,225)	(1,096)
Gain on extinguishment of debt	591	-
Gain on troubled debt restructuring	4,483	-
Loss on debt to equity conversion	-	(1,321)
Loss on equity method investment	(58)	-
Other income	39	-
Other expense	(27)	(6)
Net loss	$(444)	$(4,185)

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

8. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows as of December 31:

(Dollars in thousands)	2024
Description	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$6,925	$-
Interest rate lock commitment derivative	-	-	18

A roll forward of the level 3 valuation financial instruments was as follows for the period October 8, 2024 through December 31:

(Dollars in thousands)	2024
Balance, beginning of period	$124
Change in fair value in gain on sale of loans, net	(106)
Balance, end of year	$18

9. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusts adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following as of December 31:

(Dollars in thousands)	2024
Mortgage loans held for sale	$6,878
Net fair value adjustment	47
Mortgage loans held for sale, at fair value	$6,925

10. INVENTORIES

Inventories consisted of the following as of December 31:

(Dollars in thousands)	2024	2023
Raw materials	$823	$1,740
Finished goods	670	946
Total inventories	$1,493	$2,686

The Company recorded an inventory provision of $0.1 million for the year ended December 31, 2024.

11. INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

(Dollars in thousands)	2024	2023
Beeline brand	$4,557	$-
Azuñia brand	822	4,153
Customer list	393	-
Permit and license	-	25
Total	5,772	4,178
Less accumulated amortization	(23)	-
Intangible assets	$5,749	$4,178

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The Beeline and Azuñia brands have been determined to have an indefinite life and are not amortized. The Company, on an annual basis, tests the indefinite lived assets for impairment. If the carrying value of an indefinite lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of December 31, 2024, the Company determined that the Beeline asset was not impaired. As of December 31, 2024 and 2023, the Company determined that the Azuñia assets were impaired and recorded an impairment of $3.3 million and $0.4 million, respectively.

Customer data has a useful life of four years and amortization expense was $22,714 for the period October 8, 2024 through December 31. The permit and license was fully impaired during 2024.

12. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following as of December 31:

(Dollars in thousands)	2024	2023
Internal-use software	$15,225	$-
Furniture and fixtures	654	625
Leasehold improvements	1,537	1,386
Computers and hardware	12	-
Vehicle	27	27
Total	17,455	2,038
Less accumulated depreciation and amortization	(2,680)	(1,869)
Total property and equipment, net	$14,775	$169

Depreciation expense related to property and equipment was $0.1 million for both the years ended December 31, 2024 and 2023. Amortization expense related to internal-use software was $0.7 million for the year ended December 31, 2024.

The estimated future amortization expense of internal-use software as of December 31, 2024 was as follows:

(Dollars in thousands)
2025	$3,045
2026	3,045
2027	3,045
2028	3,045
2029	2,343
$14,523

Beeline’s internal developers created a new proprietary software, Hive, and launched it in 2024. The most notable feature of the new software is the integration of Bob. The Company recorded $0.1 million of additional purchases of internal-use software for the period October 8, 2024 through December 31, 2024.

13. WAREHOUSE LINE OF CREDIT

On September 21, 2021, the Company entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by the Company or lender upon 60 days notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has subsequently been renewed with the latest renewal through September 21, 2025 at the current $5.0 million limit subject to lender discretion. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans the Company closes per month. The Company is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, and monthly interim unaudited financial statements if requested. The Company is also subject to loan repurchase provisions as defined in the agreement and certain non-financial covenants. The Company grants to the lender a security interest in and to all of the Company’s right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of December 31, 2024, the warehouse line of credit and accrued interest outstanding balance was $6.1 million. The lender allowed the draws to exceed the $5.0 million line of credit. Interest expense on the warehouse line of credit was $0.1 million for the period October 8, 2024 through December 31, 2024.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

14. NOTES PAYABLE

Notes payable consisted of the following as of December 31:

(Dollars in thousands)	2024	2023
Promissory notes	$-	$7,990
Notes payable - 2024	3,600	-
Note payable - 2023	500	-
Term loan agreement	275	-
Total	4,375	7,990
Accrued interest	269	52
Debt discount	(651)	-
Notes payable, net	$3,993	$8,042

On April 1, 2021, Eastside entered into promissory notes of $7.8 million with the Investors bearing interest of 6.0%. The notes had an original maturity of April 2024. Accrued interest was paid in accordance with a monthly amortization schedule. These notes were converted or exchanged as part of the Debt Exchange Agreement on October 7, 2024, further described above in Note 5 - Debt Exchange Agreement.

During 2024, the Company issued notes payable of $3.6 million maturing September 5, 2025 with payments made in nine equal monthly installments of $0.4 million beginning January 2025. As of December 31, 2024, the principal balance was $3.6 million, accrued interest was $0.2 million and unamortized debt discount were $0.6 million.

During 2023, the Company issued a note payable for proceeds of $0.5 million, net of offering costs. However, this balance is not included in the 2023 consolidated balance sheet due to the Merger closing October 7, 2024, see Note 4 – Merger. Interest accrues at 18.0% per annum and interest-only payments are made monthly. This loan matured December 2024. As of December 31, 2024, the principal balance was $0.5 million and accrued interest was $0.1 million. See Note 25 – Subsequent Events.

On April 29, 2021, the Company and Beeline Loans entered into a term loan agreement with the Business Development Company of Rhode Island for $0.3 million which was originally to mature on April 29, 2026 with an interest rate of 6.0%. The loan was amended in June 2024 to accelerate the maturity to June 21, 2024, and to change the personal guarantees from two guarantors to solely the Company’s Chief Executive Officer, as the guarantor. The Company made interest-only payments during 2024 and one principal payment of $25,000. As of December 31, 2024, the principal balance was $0.3 million, accrued interest was $2,529 and unamortized debt discount was $4,659. The Company is in current discussions with a lender to repay the note payable that became past due on June 21, 2024, see Note 25 – Subsequent Events. This balance is not included in the 2023 consolidated balance sheet due to the Merger closing October 7, 2024, see Note 4 – Merger.

15. NOTES PAYABLE – RELATED PARTIES

Notes payable, related parties consisted of the following as of December 31:

(Dollars in thousands)	2024	2023
Chief Executive Officer	$737	$-
LDI promissory note	-	-
Board member	87	92
Total	824	92
Accrued interest	67	-
Total notes payable, related parties	$891	$92

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

On December 31, 2024, Nicholas Liuzza, the Chief Executive Officer, loaned $0.7 million to Beeline Loans in exchange for a demand promissory note, which accrues interest at the rate of 8% per annum and is payable within 15 days of demand notice made by Mr. Liuzza. The funds were held in a restricted account to permit Beeline Loans to improve its ability to make real estate loans. Subsequent to December 31, 2024, the promissory note was converted to preferred equity, see Note 25 – Subsequent Events.

On October 30, 2024, the Company entered into a promissory note with LDI for $0.3 million. A balloon payment of the entire outstanding principal balance of the indebtedness together with all accrued interest was due and paid in full on November 24, 2024 of $0.5 million.

In July 2023, the Company issued a note to a private company in which Joseph Freedman, a Board member of the Company, has an ownership interest. This note was for $0.1 million and accrued interest at 7% per annum and is due on demand. This note was subsequently repaid in January 2025, see Note 25 – Subsequent Events.

On April 1, 2021, Eastside entered into a promissory note of $0.1 million with Robert Grammen, a former Board member of the Company, bearing interest of 6.0%. The note had an original maturity of April 2024. Accrued interest was paid in accordance with a monthly amortization schedule. This note was converted or exchanged as part of the Debt Exchange Agreement on October 7, 2024, further described above in Note 5 - Debt Exchange Agreement.

16. SECURED CREDIT FACILIITES

Secured credit facilities consisted of the following as of December 31:

(Dollars in thousands)	2024	2023
Purchase agreement	$1,938	$-
Side letter	448	-
2024 secured notes	-	-
Note purchase agreement	-	-
6% Secured convertible promissory notes	-	399
Total	2,386	399
Accrued interest	-	10
Debt discount	(1,073)	(67)
Total secured credit facilities, net	$1,313	$342

Purchase Agreement

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of Senior Secured Notes (the “Notes”) and Pre-Funded Warrants to purchase a total of 36,360 shares of common stock (the “Warrants”) for total net proceeds of $1.6 million in a private placement offering (the “Offering”). As of December 31, 2024, debt issuance costs were $0.7 million.

The Notes have a maturity date of 120 days from issuance, were issued with a 20% original issue discount and do not bear interest unless and until one or more of the customary events of default set forth therein occurs, whereupon each Note will bear interest at a rate of 18% per annum. If the Note remains outstanding as of May 14, 2025, the Note also requires a special one-time interest payment of 30% which will increase the principal of each Note accordingly. Upon the occurrence of an event of default, each Investor also has the right to require the Company to pay all or any portion of the Note at a 25% premium. Further, the Company is required to prepay the Notes in connection with certain sales of securities or assets at each Investor’s election in an amount equal to 35% of the gross proceeds from such sales. The Company also has the right to prepay all, but not less than all, of the outstanding amounts under the Notes, at its election. The Notes contain certain restrictive covenants, including covenants precluding the Company and its subsidiaries from incurring indebtedness, transferring assets, changing the nature of its business, and engaging in certain other actions, subject to certain exceptions.

The Company also entered in three forms of side letters with the Investors which (i) permitted one Investor which along with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the Offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permit two Investors to convert Series D Preferred Stock beginning on April 7, 2025, and (iii) permit two Investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F Preferred Stock, which is $0.50 per share, to determine the number of shares of Series F Preferred Stock. As of December 31, 2024, debt issuance costs related to the side letters were $0.4 million. The exchange of Series F Preferred Stock for a 120-day promissory note resulted in a gain of $44,833, which is included in gain on extinguishment of debt in the consolidated statements of operations.

In March 2025, the Company and certain of the holders agreed to an extension of the maturity date to April 14, 2025 in exchange for an increase to the principal of the notes by 10%, and two lenders were each paid their principal balance plus 2.5% interest of $0.3 million. On April 14, 2025, the Company and the remaining Note holders entered into an agreement for a second extension of the maturity dates of the Notes held by such holders to May 14, 2025. The terms of the recent extension are as follows: (i) if the Notes are paid off on or before April 29, 2025, then there will be no additional principal payment required; and (ii) if the principal of the applicable Notes are not paid off on or before April 29, 2025 but are paid on or before May 13, 2025, then an additional payment in an amount equal to 5% of the outstanding principal of the applicable Notes will be due. See Note 25 - Subsequent Events.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

2024 Secured Notes

On May 15, 2024, Eastside entered into a Loan Agreement with the SPV, Aegis, Bigger, District 2, and LDI.

Pursuant to the Loan Agreement, Bigger, District 2 and LDI purchased from Eastside for $1.1 million cash promissory notes in the aggregate principal amount of $1.1 million (the “2024 Secured Notes”). The 2024 Secured Notes may be satisfied by payment of 110% of principal on or before November 29, 2024, by payment of 130% of principal on or before March 30, 2025 or by payment of 140% of principal on March 31, 2025.

With each 2024 Secured Note, Eastside issued Warrants to purchase a share of Eastside’s common stock for $50.00 exercisable for five years after December 2, 2024 if on November 29, 2024 the 2024 Secured Note issued to the Warrant-holder remained unsatisfied. LDI received a Warrant to purchase 59,802 shares and each of Bigger and District 2 received a Warrant to purchase 29,901 shares resulting in a debt discount of $0.3 million, which were subsequently forgiven as part of the Debt Exchange Agreement and recorded to troubled debt restructuring in the consolidated statements of operations.

The Loan Agreement provided that if the 2024 Secured Notes had not been satisfied by November 29, 2024, then until March 31, 2025 each of the Subscribers would have the right to purchase a “Kicker Note” in the amount of $0.5 million for LDI or $0.3 million for each of Bigger and District 2 by surrendering debt or equity instruments specified in the Loan Agreement. The Kicker Notes did not bear interest, and could be satisfied by payment of their principal amounts on or before March 31, 2026.

Eastside’s obligations under the 2024 Secured Notes and the Kicker Notes (collectively, the “2024 Notes”) were secured by Eastside’s pledge of its assets, subject to certain specified exceptions. In connection with the Loan Agreement, Eastside, Aegis, Bigger and District 2 amended and restated the Intercreditor Agreement they had executed on September 29, 2023. In the Amended and Restated Intercreditor Agreement, Aegis, Bigger and District 2 subordinate their liens on any barrels of spirits owned by Eastside, and the parties agree that the net proceeds of any sale of barrels will be paid to the Subscribers in satisfaction of the 2024 Notes. Commencing when all barrels have been sold, the lien of the Subscribers under the 2024 Notes would become pari passu with the senior lien on the remaining collateral.

Subsequently in 2024, these notes were exchanged as part of the Debt Exchange Agreement, further described above in Note 5 - Debt Exchange Agreement.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

6% Secured Convertible Promissory Notes

On April 19, 2021, Eastside entered into a securities purchase agreement (“Purchase Agreement”) with accredited investors (“Subscribers”) for their purchase of up to $3.3 million of principal amount of 6% secured convertible promissory notes of Eastside (“Note” or “Notes”), which notes were convertible into shares (“Conversion Shares”) of Eastside’s common stock, par value $0.0001 per share pursuant to the terms and conditions set forth in the Notes with an initial conversion price of $440.00. In connection with the purchase of such Notes, each Subscriber received a warrant (“Existing Warrant”), to purchase a number of shares of common stock (“Warrant Shares”) equal to 60% of the principal amount of any Note issued to such Subscriber divided by the conversion price of the Note issued to such Subscriber, at an exercise price equal to $520.00. In connection with the Purchase Agreement, Eastside entered into a Security Agreement under which it granted the Subscribers a security interest in certain assets of Eastside (the “Security Agreement”) and a Registration Rights Agreement under which Eastside agreed to register for resale the Conversion Shares and the Warrant Shares. Concurrently therewith, Eastside and the investors closed $3.3 million of the private offering.

Roth Capital, LLC acted as placement agent in the private offering, and Eastside paid the Placement Agent a cash fee of five percent (5%) of the gross proceeds therefrom. Eastside received $3.1 million in net proceeds from the closing, after deducting the fee payable to the Placement Agent and the legal fees of the Subscribers in connection with the transaction. Eastside used the proceeds to repay prior outstanding notes payable and for working capital and general corporate purposes.

Interest on the Notes accrued at a rate of 6% per annum and was payable either in cash or in shares of Eastside’s common stock at the conversion price in the Note on each of the six and twelve month anniversaries of the issuance date and on the maturity date of October 18, 2022.

All amounts due under the Notes are convertible at any time after the issuance date, in whole or in part (subject to rounding for fractional shares), at the option of the holders into Eastside’s common stock at a fixed conversion price, which is subject to adjustment as summarized below. The Notes were initially convertible into Eastside’s common stock at an initial fixed conversion price of $440.00 per share. This conversion price is subject to adjustment for stock splits, combinations, or similar events, among other adjustments. On April 1, 2022, Eastside and the holders agreed to a reduction of the conversion price of the 6% secured convertible promissory notes to $260.00 per share in connection with Eastside’s issuance of a common stock purchase warrant to TQLA covering its loan amount of $3.5 million with a common stock value of $240.00 per share.

The Notes contained customary triggering events including but not limited to: (i) failure to make payments when due under the Notes; and (ii) bankruptcy or insolvency of Eastside. If a triggering event occurs, each holder may require Eastside to redeem all or any portion of the Notes (including all accrued and unpaid interest thereon), in cash.

The Notes are secured by a subordinated security interest in Eastside’s assets pursuant to the terms of a Security Agreement entered into between Eastside and the Subscribers.

On October 13, 2022, Eastside entered into an Amendment Agreement with the holders of the 6% Secured Convertible Promissory Notes. The Amendment Agreement changed the Maturity Date of the Notes from October 18, 2022 to November 18, 2022. In consideration of the extension, Eastside issued 481 shares of its common stock to each of the Subscribers.

On September 29, 2023, Eastside entered into a Debt Satisfaction Agreement with the Subscribers and other creditors, pursuant to which the Maturity Date of the Notes was extended from November 18, 2022 to March 31, 2025 and interest accrues at 9% per annum. Principal and interest on the Notes of $3.3 million was exchanged for equity issued to the SPV, in which the Subscribers held a 50% ownership interest, and the Notes were then amended and restated. See Note 19 - Stockholders’ Equity: 2023 Debt Satisfaction Agreement. Subsequently in 2024, these notes were further converted or exchanged as part of the Debt Exchange Agreement, further described above in Note 5 - Debt Exchange Agreement.

17. SECURED CREDIT FACILITIES – RELATED PARTY

On October 7, 2022, Eastside entered into a Note Purchase Agreement dated as of October 6, 2022 with Aegis. Pursuant to the Note Purchase Agreement, Aegis purchased from Eastside a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). Aegis paid for the Aegis Note by paying $3.3 million to TQLA LLC to fully satisfy a secured line of credit promissory note that Eastside issued to TQLA on March 21, 2022; and the remaining $1.2 million was paid in cash to Eastside. The Aegis Note bore interest at 9.25% per annum, payable every three months. The principal amount of the Aegis Note was payable on March 31, 2025. Eastside pledged substantially all of its assets to secure its obligations to Aegis under the Aegis Note.

On September 29, 2023, Eastside entered into a Debt Satisfaction Agreement with Aegis and other creditors, pursuant to which the Aegis Note was amended and restated. Principal and interest of $1.9 million were exchanged for equity issued to the SPV, in which Aegis held a 29% interest. See Note 19 - Stockholders’ Equity: 2023 Debt Satisfaction Agreement. Subsequently in 2024, these notes were further converted or exchanged as part of the Debt Exchange Agreement, further described above in Note 5 - Debt Exchange Agreement.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

18. LEASE OBLIGATIONS

Beeline leases office space under various operating lease agreements, including an office for its headquarters, for branch location and licensing purposes under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates. Bridgetown Spirits has an operating lease for its warehouse. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. The Company has leased approximately 27,381 square feet of space in Rhode Island, Australia and Oregon that expires at various dates through 2030. The Company does not have any financing leases.

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 6.1% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2024, the amount of right-of-use assets and lease liabilities were $1.7 million and $1.9 million, respectively. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for the year ended December 31, 2024 was $0.3 million.

Maturities of lease liabilities as of December 31, 2024 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2025	$563
2026	450
2027	228
2028	234
2029	242
Thereafter	249
Total lease payments	1,966
Less imputed interest (based on 1.3% weighted-average discount rate)	(90)
Present value of lease liability	$1,876	4.48

19. STOCKHOLDERS’ EQUITY

Reverse Stock Split

All shares and per share information in these consolidated financial statements were adjusted to give effect to the 1-for-20 reverse stock split of the Company’s common stock effected on May 12, 2023 and has also been retrospectively adjusted to give effect to the one-for-ten reverse stock split of the Company’s common stock effected on March 12, 2025.

Increase in Authorized Shares

On January 27, 2025, a Special Meeting of the Stockholders of the Company was held and stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share, to 100,000,000 from 6,000,000.

2023 Debt Satisfaction Agreement

On September 29, 2023, Eastside entered into a Debt Satisfaction Agreement (the “DSA”) with the SPV, Aegis, Bigger, District 2, LDI and TQLA, LLC. The SPV was a special purpose vehicle whose equity is shared 50% by Bigger and District 2 and 50% by Aegis and LDI.

Pursuant to the DSA, on September 29, 2023, Eastside issued to the SPV 29,672 shares of Eastside’s common stock and 200,000 shares of its Series C Preferred Stock, and executed a Registration Rights Agreement providing that Eastside will register for public resale that common stock and the common stock issuable upon conversion of the Series C Preferred Stock. In exchange for that equity, Eastside’s debts to the members of the SPV were reduced by a total of $6.5 million and Eastside recognized a loss on the conversion of $1.3 million for the year ended December 31, 2023. Specifically, the debt was reduced as follows:

●	the principal balance of the Secured Promissory Note issued by Eastside to Aegis on October 6, 2022 was reduced by $1.9 million;
●	Eastside’s debt to LDI of $1.4 million arising from advances made by LDI to Eastside during the past 10 months was eliminated;
●	the aggregate principal balance of the Secured Convertible Promissory Notes issued by Eastside to Bigger in April and May of 2021 was reduced by $1.6 million; and
●	the aggregate principal balance of the Secured Convertible Promissory Notes issued by Eastside to District 2 in April and May of 2021 was reduced by $1.6 million.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Further pursuant to the DSA:

●	the maturity date of the secured debt listed above as well as unsecured notes issued by Eastside and held by Bigger and District 2 in the aggregate amount of $7.4 million was deferred to March 31, 2025 and the interest rate on all such debt was increased to 8% per annum;
●	Eastside, Aegis, Bigger and District 2 entered into an Intercreditor Agreement, pursuant to which the remaining secured debt obligations of Eastside to Aegis, Bigger and District 2 were made pari passu;
●	the Common Stock Purchase Warrant issued by Eastside to TQLA LLC on March 21, 2022, which permits TQLA LLC to purchase up to 14,583 shares of Eastside’s common stock, was amended to prevent any exercise of the Warrant that would result in the portion of the cumulative voting power in Eastside that the holder and its affiliates may own after the conversion to 9.99%. The Beneficial Ownership Limitation may be increased to 19.99% by the holder upon 61 days advance notice to Eastside.

Issuance of Common Stock

During the year ended December 31, 2024, Eastside issued 176 shares of common stock to a director to settle $5,379 of accrued compensation. The shares were issued at a contractually agreed upon price of $30.50 per share. For accounting purposes, the shares were valued at $11.60 per share based upon the closing price on the date of grant for stock-based compensation of $2,046. During the year ended December 31, 2024, Eastside issued 5,574 shares of common stock to employees and a consultant for stock-based compensation of $0.1 million at $12.10 per share.

During November 2024, Eastside entered into Securities Purchase Agreements for the sale of securities consisting of 68,621 shares of common stock for gross proceeds of $0.4 million before deducting the expenses of the offering.

On October 15, 2024, Eastside issued 18,000 shares of common stock to its Chief Executive Officer at $5.00 per share in satisfaction of a bonus obligation and issued 40,000 shares of common stock.

Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, Eastside issued a total of 19,000 shares of common stock to Esping, WPE and Grammen, and Eastside was released from liability for $0.2 million of unsecured debt. In addition, Eastside converted 200,000 shares of its Series C Preferred Stock owned by the SPV to 183,784 shares of its common stock. The Investors of the SPV subsequently surrendered for cancellation to Eastside 98,777 shares of its common stock for Bridgetown Spirits and Craft C+P representing a net amount of (79,767) shares. See Note 5 – Debt Exchange Agreement.

On September 5, 2024, Eastside entered into a Securities Purchase Agreement with a single institutional investor for the sale of 9,282 shares of common stock for $10.00 per share, and the sale of pre-funded warrants for $9.99 per warrant. The warrants permitted the purchase of 34,920 shares of common stock for $0.001 per share. The warrants were exercised on September 6, 2024. Eastside used the net proceeds for working capital and general corporate purposes.

For the year ended December 31, 2024, Eastside issued dividends of 17,773 shares of common stock at $8.44 per share to its Series B Preferred stockholders. For the year ended December 31, 2023, Eastside issued dividends of 9,296 shares of common stock at a VWAP of $16.14 per share to its Series B Preferred stockholders.

As of December 31, 2024, the Company had stock to be issued of 13,115 shares of common stock related to a settlement and recorded $0.1 million of stock to be issued on the consolidated balance sheets as of December 31, 2024, see Note 20 – Commitments and Contingencies, Legal Matters.

During the year ended December 31, 2023, the Company issued 16,285 shares of common stock to directors and employees for stock-based compensation of $0.7 million. The shares were valued for accounting purposes using the closing share price of the Company’s common stock on the date of grant, within the range of $12.90 to $74.00 per share and issued within the range of $30.50 to $74.00 per share

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

During the year ended December 31, 2023, the Company sold 34,350 shares of common stock for net proceeds of $1.4 million in at-the-market public placements.

On September 29, 2023, pursuant to the DSA (see discussion above), the Company issued to the SPV 29,672 shares of common stock and 200,000 shares of its Series C Preferred Stock. In exchange for that equity, Eastside’s debts to the members of the SPV were reduced by a total of $6.5 million.

Preferred Stock

The Company has 100 million shares of preferred stock authorized.

Issuance of Series B Preferred Stock

On October 19, 2021, Company entered into a securities purchase agreement (“Purchase Agreement”) with an accredited investor for its purchase of 2.5 million shares (“Preferred Shares”) of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a purchase price of $1.00 per Preferred Share, which Preferred Shares are convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series B Preferred Stock of Eastside with an initial conversion price of $620.00 per share. 4,250 shares of common stock were reserved for issuance in the event of conversion of the Preferred Shares. The holder of Series B has voting rights on an as-converted basis.

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at Eastside’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which Eastside has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For the year ended December 31, 2024, Eastside issued dividends of 17,773 shares of common stock at $8.44 per share to its Series B Preferred stockholders. For the year ended December 31, 2023, Eastside issued dividends of 9,296 shares of common stock at a VWAP of $16.14 per share to its Series B Preferred stockholders. For both the years ended December 31, 2024 and 2023, Eastside accrued $0.2 million of preferred dividends.

Issuance of Series C Preferred Stock

Pursuant to the terms of the DSA on September 29, 2023, Eastside issued to the SPV 200,000 shares of its Series C Preferred Stock. Each share of Series C Preferred Stock has a stated value of $28.025 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series C Preferred Stock with an initial conversion price of $30.50 per share.

During 2024, the SPV converted 200,000 shares of its Series C Preferred Stock into 183,784 shares of common stock, see Note 5 – Debt Exchange Agreement. In January 2025, the Certificate of Designation was withdrawn for the Series C Preferred Stock.

Issuance of Series D Preferred Stock

Each share of Series D Preferred Stock has a stated value of $10.00 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series D Preferred Stock with an initial conversion price of $18.00 per share. In the event that the Company declares a dividend payable in cash or stock to holders of any class of the Company’s stock (including the Series B Preferred Stock), the holder of a share of Series D Preferred Stock will be entitled to receive an equivalent dividend on an as-converted basis. In the event of a liquidation of the Company, the holders of Series D Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis equally with the Series C Preferred Stock and Series E Preferred Stock, subordinate only to the senior position of the Series B Preferred Stock. The number of shares of common stock into which a holder may convert Series D Preferred Stock is limited by a beneficial ownership limitation of 9.99%. The Series D Preferred Stock conversion price and the floor price will be subject to equitable adjustment in the event of stock splits, reverse splits and similar events. The Series D Preferred Stock is non-voting.

Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, Eastside issued a total of 255,474 shares of Series D Preferred Stock to Bigger and District 2, and they released the Company from liability for $2.6 million of unsecured debt. See Note 5 – Debt Exchange Agreement.

In conjunction with the Senior Secured Notes entered into on November 14, 2024, the Company entered in a side letters with Bigger and District 2 to each convert $0.3 million of Series D Preferred Stock beginning on April 7, 2025 at a conversion price equal to the lower of $5.00 per share or the five-day VWAP price ending on April 7, 2025, but not less than $2.50 per share.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Issuance of Series E Preferred Stock

Each share of Series E Preferred Stock has a stated value of $10.00 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series E Preferred Stock with an initial conversion price of $20.00, subject to an automatic adjustment on October 31, 2025 equal to the average of the VWAPs for the five trading days immediately preceding the Measurement Date (390 days after the closing under the Debt Exchange Agreement), subject to a “Floor Price” of $2.50 per share. The Series E Preferred Stock conversion price and the floor price will be subject to equitable adjustment in the event of stock splits, reverse splits and similar events. The number of shares of common stock into which a holder may convert Series E Preferred Stock is limited by a beneficial ownership limitation, which restricts the number of shares of common stock that the holder and its affiliates may beneficially own after the conversion to 9.99%. The Series E Preferred Stock is non-voting.

Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, the Company issued a total of 200,000 shares of Series E Preferred Stock to Bigger and District 2, and they released Eastside from liability for $2.0 million of unsecured debt. See Note 5 – Debt Exchange Agreement.

Issuance of Series F and F-1 Preferred Stock

The Merger that closed on October 7, 2024, was structured as an all-stock transaction. The stockholders of Beeline Financial received 69,482,229 million preferred shares of Series F and 517,775 million preferred shares of Series F-1. Each share of Series F and F-1 Preferred Stock has a stated value of $0.50 and is convertible only upon shareholder approval into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series F and F-1 Preferred Stock with an initial conversion price of $5.00 per share. The number of shares of Common Stock into which a holder may convert Series F and F-1 Preferred Stock will be limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%. That beneficial ownership limitation does not, however, apply to holders who are subject to Section 16 of the Exchange Act by virtue of being an executive officer or director of the Company which presently only applies to the Company’s Chief Executive Officer.

The Series F and F-1 Preferred Stock was valued at $48.2 million, see Note 4 - Merger. The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025, see Note 25 – Subsequent Events.

In conjunction with the Senior Secured Notes entered into on November 14, 2024, the Company entered in a side letters which permitted an affiliate who invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock for a $0.4 million 120-day promissory note and has substantially identical terms to the Senior Secured Notes, except it is subordinated with respect to its security interest. This affiliate exchanged 896,667 shares of Series F Preferred Stock. Additional side letters permitted two investors to each receive 250,000 shares of Series F Preferred Stock. The net amount of these side letters was (396,667) shares. See Note 16 – Secured Credit Facilities.

Issuance of Series G Preferred Stock

Each share of Series G Preferred Stock has a stated value of $0.51 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series G Preferred Stock with an initial conversion price of $5.10 per share. Initial conversion price is subject to adjustment as provided therein including in the event of an issuance of common stock or common stock equivalents at a price per share that is less than the conversion price, subject to a floor price of 20% of the Nasdaq Minimum Price as of the initial closing date of the offering of such Series G Preferred Stock. The Series G Preferred Stock conversion price is subject to equitable adjustment in the event of a stock split, reverse split and similar events. The number of shares of Common Stock into which a holder may convert Series G Preferred Stock will be limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%.The holder of Series G Preferred Stock has no conversion or voting rights prior to stockholder approval of such actions. In the event of a liquidation of the Company, the holders of Series G Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis, subordinate only to the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock and Series E Preferred Stock. The conversion of Series G Preferred Stock was approved at a special meeting of stockholders on March 7, 2025, see Note 25 – Subsequent Events.

During 2024, the Company sold 4,484,314 shares of Series G Preferred Stock and 2,242,157 five-year Warrants to purchase a total of 448,431 shares of common stock for total gross proceeds of $2.3 million.

On December 31, 2024, the Company issued a consultant 250,000 shares of Series G Preferred Stock as consideration for the waiver and release of certain contractual rights under which the Company also paid $0.1 million.

On December 31, 2024 the Company entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) and the Company issued the Purchaser 573,925 shares of Series G Preferred Stock as a commission fee and recorded $0.6 million of deferred offering costs included in other assets on the consolidated balance sheets as of December 31, 2024. See ELOC Agreement below.

As of December 31, 2024, the Company had stock to be issued of 245,098 shares of Series G Preferred Stock as payment for past legal services and recorded $0.1 million of stock to be issued on the consolidated balance sheets as of December 31, 2024.

Bridgetown Spirits Corp. and Non-Controlling Interests

Subsequent to the execution of the Debt Exchange Agreement, Bridgetown issued 1.0 million shares of common stock to Eastside, representing all of the issued and outstanding capital stock of Bridgetown. Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, Eastside transferred 108,899 shares, or 10.9%, of Bridgetown common stock to Bigger, District 2, Esping, WPE and Grammen, and Eastside was released from unsecured debt in the aggregate amount of $0.9 million. See Note 5 – Debt Exchange Agreement.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

In accordance with the Debt Exchange Agreement, on November 7, 2024, the Company transferred 361,101 shares, or 36%, of Bridgetown common stock to Aegis, Bigger, District 2 and LDI. In consideration for those shares, those four lenders surrendered a total of 58,090 shares of the Company’s common stock. See Note 5 – Debt Exchange Agreement.

Stock-Based Compensation

On September 8, 2016, Eastside adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Pursuant to the terms of the plan, on January 1, 2024 the number of shares available for grant under the 2016 Plan reset to 43,799 shares, equal to 8% of the number of outstanding shares of Eastside’s capital stock, calculated on an as-converted basis, on March 31 of the preceding calendar year, and then added to the prior year plan amount. As of December 31, 2024, there were 104 options and 34,935 restricted stock units (“RSUs”) fully vested and outstanding under the 2016 Plan. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Equity Incentive Plan.

A summary of all stock option activity as of and for the years ended December 31, 2024 and 2023 is presented below:

	# of Options	Weighted- Average Exercise Price
Outstanding as of December 31, 2022	259	$632.00
Options canceled	(47)	879.80
Outstanding as of December 31, 2023	212	$579.50
Options canceled	(108)	1,215.91
Outstanding and Exercisable as of December 31, 2024	104	$304.34

The aggregate intrinsic value of options outstanding as of December 31, 2024 was $0. As of December 31, 2024, all options had vested.

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

To determine the fair value of stock options using the Black-Scholes valuation model, the calculation takes into consideration the effect of the following:

●	Exercise price of the option
●	Fair value of the common stock on the date of grant
●	Expected term of the option
●	Expected volatility over the expected term of the option
●	Risk-free interest rate for the expected term of the option

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

The Company did not issue any additional options during the years ended December 31, 2024 and 2023.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Warrants

During the fourth quarter of 2024, the Company sold shares of Series G Preferred Stock and in conjunction issued warrants to purchase a total of 224,216 shares of common stock. The warrants have a term of five years from issuance and are exercisable at an exercise price of $6.50 per share.

On November 22 and November 25, 2024, Eastside entered into Securities Purchase Agreements for the sale of 68,627 shares of common stock and warrants to purchase a total of 34,332 shares of common stock. Each warrant is exercisable to purchase common stock at a price per share of $6.50. The holder’s ability to exercise a warrant will terminate on the later of the third anniversary of the issue date for the warrant or the first anniversary of the stockholder approval of an increase in the authorized shares of common stock.

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of the Notes and the Warrants to purchase a total of 36,360 shares of common stock for net proceeds of $1.6 million in the Offering. The Warrants have a term of five years from issuance and are exercisable at an exercise price of $5.00 per share (of which all but $0.001 per share was pre-funded by each Investor). The Warrants will be exercisable beginning upon shareholder approval of the issuance of the common stock upon exercise of the Warrants and an increase in the authorized Common Stock of the Company. If at any time after exercising the Warrants, there is no effective registration statement registering, or the prospectus contained therein is not available for use, then the Warrants may also be exercised, in whole or in part, by means of a “cashless exercise.” The Company recorded a debt discount related to the warrants of $24,372 as of December 31, 2024, see Note 16 – Secured Credit Facilities.

On May 16, 2024, Eastside entered into a Loan Agreement with the SPV, Aegis, Bigger, District 2, and LDI. With each 2024 Secured Note, Eastside issued a Warrant to purchase a share of the Company’s common stock for $50.00 exercisable for five years after December 2, 2024 if on November 29, 2024 the 2024 Secured Note issued to the Warrant-holder remains unsatisfied. LDI received a Warrant to purchase 59,802 shares and each of Bigger and District 2 received a Warrant to purchase 29,901 shares. Eastside recorded a debt discount of $0.3 million as of December 31, 2024. These warrants were cancelled as part of the Debt Exchange Agreement, see Note 5 - Debt Exchange Agreement.

The estimated fair value of the new warrants issued in 2024 was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the weighted average assumptions below:

Volatility	100%
Risk-free interest rate	4.29%
Expected term (in years)	4.83
Expected dividend yield	-
Fair value of common stock	$4.76

On March 21, 2022, Eastside entered into a promissory note with TQLA LLC to accept a one year loan of $3.5 million. In addition, Eastside issued a common stock purchase warrant to TQLA covering the loan amount to purchase up to 14,583 shares of common stock at an exercise price of $240.00 per share. The note payable was fully repaid in October 2022. The common stock purchase warrant expires in March 2027. The warrants were amended pursuant to the Debt Satisfaction Agreement (see discussion above) to prevent any exercise that would result in the warrant-holder and affiliates acquiring cumulative voting power in excess of 9.99%. This Beneficial Ownership Limitation may be increased to 19.99% upon 61 days advance notice to Eastside.

From April 19, 2021 through May 12, 2021, Eastside issued in a private placement Existing Warrants to purchase up to 4,500 shares of common stock at an exercise price of $520.00 per Warrant Share. On July 30, 2021, Eastside entered into Inducement Letters with the holders of the Existing Warrants whereby such holders agreed to exercise for cash their Existing Warrants to purchase the 4,500 Warrant Shares in exchange for Eastside’s agreement to issue new warrants (the “New Warrants”) to purchase up to 4,500 shares of common stock (the “New Warrant Shares”). The New Warrants have substantially the same terms as the Existing Warrants, except that the New Warrants have an exercise price of $600.00 per share and are exercisable until August 19, 2026. On September 29, 2023, pursuant to the Debt Satisfaction Agreement (see above), the exercise price of the Existing Warrants was reduced to $330.80 per share and the term during which the Existing Warrants may be exercised was extended to June 23, 2028.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

On January 15, 2020, Eastside and its subsidiaries entered into a loan agreement (the “Loan Agreement”) between Eastside and Live Oak Banking Company (“Live Oak”), a North Carolina banking corporation (the “Lender”) to refinance existing debt of Eastside and to provide funding for general working capital purposes In connection with the Loan Agreement, Eastside issued to the Lender a warrant to purchase up to 500 shares of the Company’s common stock at an exercise price of $788.00 per share (the “Warrant”). The Warrant expired on January 15, 2025. In connection with the issuance of the Warrant, Eastside granted the Lender piggy-back registration rights with respect to the shares of common stock issuable upon exercise of the Warrant, subject to certain exceptions.

A summary of all warrant activity as of and for the year ended December 31, 2024 is presented below:

	Warrants	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2022	20,167	3.8	$348.70	$-
Outstanding as of December 31, 2023	20,167	3.8	348.70	-
Granted	414,494	4.6	18.90	1.0
Forfeited and cancelled	(119,605)	4.3	50.00	-
Outstanding as of December 31, 2024	315,056	4.6	$28.20	$1.0

ELOC Agreement

On December 31, 2024, the Company entered into entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock. See Note 25 – Subsequent Events for an amendment.

Beeline Warrants

In the Merger Agreement, the Company agreed to assume 58,680 outstanding Beeline warrants with an exercise price of $23.12 per share. The new warrants have not been issued as of April 15, 2025.

20. COMMITMENTS AND CONTINGENCIES

Legal Matters

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint sought damages of $245,000, plus a judicial declaration, due to Eastside’s failure to pay for the services. Eastside believes that it paid for services rendered. On October 28, 2024, Eastside signed a term sheet to settle the case for $0.1 million paid in 2024 and $0.1 million in stock to be paid of 13,115 shares of common stock that was subsequently issued in February 2025. These settlement expenses are included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

On December 15, 2020, Grover Wickersham filed a complaint in the United States District Court for the District of Oregon against Eastside. Mr. Wickersham, the former CEO and Chairman of the Board of Eastside, has asserted causes of action for fraud in the inducement, breach of contract, breach of the implied covenant of good faith and fair dealing, defamation, interference with economic advantage, elder financial abuse, and dissemination of false and misleading proxy materials. During June 2024, this case was settled for $0.3 million that was subsequently paid in September 2024.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

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

Government Regulations Affecting Mortgage Loan Origination

Beeline operates in a heavily regulated industry that is highly focused on consumer protection. The extensive regulatory framework to which Beeline is subject includes U.S. federal and state laws and regulations.

Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over all aspects of Beeline’s business.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (the “CFPB”) was established to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB’s jurisdiction includes those persons producing or brokering residential mortgage loans. It also extends to Beeline’s other lines of business title insurance. The CFPB has broad supervisory and enforcement powers with regard to non-depository institutions, such as Beeline, that engage in the production and servicing of home loans.

As part of its enforcement authority, the CFPB can order, among other things, rescission or reformation of contracts, the refund of moneys or the return of real property, restitution, disgorgement or compensation for unjust enrichment, the payment of damages or other monetary relief, public notifications regarding violations, remediation of practices, external compliance monitoring and civil money penalties. The CFPB has been active in investigations and enforcement actions and has issued large civil money penalties since its inception to parties the CFPB determines have violated the laws and regulations it enforces.

Effective October 1, 2022, the CFPB revised the definition of a qualified mortgage (“QM”) which permits mortgage lenders to gain a presumption of compliance with the CFPB’s ability to repay requirements if a loan meets certain underwriting criteria. Lenders are now required to comply with a new QM definition in order to receive a safe-harbor or rebuttable presumption of compliance under the ability-to-repay requirements of the Truth in Lending Act (“TILA”) and its implementing Regulation Z. The revision to the QM definition created additional compliance burdens and removed some of the legal certainties afforded to lenders under the prior QM definition. Specifically, the revised QM rule eliminated the previous requirement limiting QMs to a 43% debt-to-income ratio (“DTI”) and replaced it with pricing-based thresholds. Loans at 150 basis points or less over the average prime offer rate (“APOR”) as of the date the interest rate is set, receive a safe harbor presumption of compliance, while loans between 151 and 225 basis points over the APOR benefit from a rebuttable presumption of compliance. The new rule also created new requirements for a lender to “consider” and “verify” a borrower’s income and debts and associated DTI, along with several other underwriting requirements. Additionally, the new QM definition eliminated a path to regulatory compliance that was available for originating loans that were eligible to be sold to GSEs, which was heavily relied upon by a large segment of the mortgage industry. Due to the transition to the new QM definition, there may be residual compliance and legal risks associated with the implementation of these new underwriting obligations.

The CFPB’s loan originator compensation rule prohibits compensating loan originators based on a term of a transaction, prohibits loan originators from receiving compensation directly from a consumer or another person in connection with the same transaction, imposes certain loan originator qualification and identification requirements, and imposes certain loan originator compensation recordkeeping requirements, among other things.

Beeline is also supervised by regulatory agencies under state law. From time-to-time, Beeline receives examination requests from the states in which Beeline is licensed. State attorneys general, state mortgage licensing regulators, state insurance departments, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding Beeline’s operations and activities. In addition, the government-sponsored enterprises, or GSEs, the Federal Housing Authority (the “FHA”), the Federal Trade Commission (the “FTC”), and others subject Beeline to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

Beeline maintains dedicated staff on the legal and compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.

21. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of December 31, 2024, there was one account that exceeded the limit by $0.5 million. There were no balances that exceeded insured limits as of December 31, 2023.

The Company relies on one lender for the warehouse line it uses to fund the mortgage loans it makes to its customers, which is limited to a maximum of $5.0 million.

The Company sold its mortgage loans to seven investors for the period October 8, 2024 – December 31, 2024.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $0.6 million as of December 31, 2024. The Company held $0.1 million in escrow as of December 31, 2024. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

Exclusive Supplier Agreement

The Company has a long-term exclusive agreement with Agaveros Unidos de Amatitan, SA. de CV (“Agaveros Unidos”) for the Azuñia Tequila brand. The termination of this relationship or an adverse change in the terms of this arrangement with Agaveros Unidos could have a negative impact on the Company’s business. If Agaveros Unidos increases its prices, the Company may not be able to secure alternative suppliers, and may not be able to raise the prices of its products to cover all or even a portion of the increased costs. Also, any failure by Agaveros Unidos to perform satisfactorily or handle increased orders, or delays in shipping, could cause the Company to fail to meet orders for its products, lose sales, incur additional costs and/or expose the Company to product quality issues. In turn, this could cause the Company to lose credibility in the marketplace and damage its relationships with distributors, ultimately leading to a decline in our business and results of operations. If the Company is not able to renegotiate these contracts on acceptable terms or find suitable alternatives, its business, financial condition or results of operations could be negatively impacted.

22. INCOME TAXES

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The deferred tax assets (liabilities) as of December 31, 2024 and 2023 consist of net operating loss carryforwards and differences in the book basis and tax basis of intangible assets, investments, and mortgage loans.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes for the years ended December 31, 2024 and 2023 were as follows:

(Dollars in thousands)	2024	2023
Expected federal income tax benefit	$(2,139)	$(1,478)
State income taxes after credits	(1,145)	(497)
Change in allowance	3,284	1,975
Total provision for income taxes	$-	$-

The Company’s approximate net deferred tax assets as of December 31, 2024 and 2023 were as follows:

(Dollars in thousands)	2024	2023
Deferred tax assets
Net operating loss carryforwards	$34,853	$23,673
Property and equipment	42	-
Stock-based compensation	947	896
Total deferred tax assets	35,842	24,569

Deferred tax liability
Mortgage loans held for sale	$(57)	$-
Intangible assets	(4,709)	-
Equity method investment	(129)	-
Depreciation and amortization	(2,411)	(2,444)
Total deferred tax liability	(7,306)	(2,444)
Valuation Allowance	(28,536)	(22,125)
Net deferred tax assets	$-	$-

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2024 and 2023

The gross operating loss carryforward was $85.0 million as of December 31, 2024. The Company provided a valuation allowance equal to the net deferred income tax assets for the years ended December 31, 2024 and 2023 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets.

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership or business changes that may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2021, 2022, and 2023 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

23. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of December 31, 2024 and 2023. As of December 31, 2024, there were 8.5 million shares of common stock equivalents that were antidilutive due to the Company’s net loss.

24. RELATED PARTY TRANSACTIONS

The Company issued a note to a private company in which Joseph Freedman, a Board member of the Company, has an ownership interest. This note was for $0.1 million, accrues interest at 7% per annum and is due on demand. This note was subsequently repaid in January 2025.

Aegis Security Insurance Company

On October 7, 2022, the Company entered into a Note Purchase Agreement with Aegis. Pursuant to the Note Purchase Agreement, Aegis purchased from the Company a secured promissory note in the principal amount of $4.5 million (the “Aegis Note”). $3.3 million of the purchase price was paid to TQLA, LLC to satisfy a Note purchased from TQLA earlier in 2022. See Note 19 Stockholders’ Equity: 2023 Debt Satisfaction Agreement. Patrick Kilkenny is the principal owner of Aegis. TQLA LLC is owned by Stephanie Kilkenny, a member of the Company’s Board of Directors, and her husband, Patrick Kilkenny.

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

On September 29, 2023, the Company entered into the DSA with LDI, Aegis Security Insurance Company (of which Patrick Kilkenny is the principal owned) and other creditors. See Note 19 – Stockholders’ Equity: Debt Satisfaction Agreement. The entire principal and interest on the LDI Note were exchanged for equity issued to the SPV, in which LDI holds a 21% interest.

2024 Secured Notes

During February 2024, LDI advanced the Company $0.6 million. On May 16, 2024, the Company entered into a Loan Agreement with LDI, see: Note 16 - Secured Credit Facilities: 2024 Secured Notes.

Other Related Parties

During December 2024, Mr. Liuzza purchased 1,960,784 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 98,040 shares of common stock for total gross proceeds of $1.0 million, see Note 25 – Subsequent Events for additional purchases.

Jessica Kennedy, Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the year ended December 31, 2024, the Company had transactions of $7,457 with Tower Title.

25. SUBSEQUENT EVENTS

Special Meetings of the Stockholders

On January 27, 2025, a Special Meeting of the Stockholders of the Company was held and stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share, to 100,000,000 from 6,000,000.

On March 7, 2025, a special meeting of the shareholders of the Company was held and stockholders approved the following proposals, among others:

1. Merger Share Issuance - conversion, exercise and voting rights and issuances of shares of common stock underlying convertible securities in connection with the Merger and the issuance of 1,686,360 shares of common stock issuable upon conversion of Series G Preferred Stock and exercise of warrants issued or issuable primarily in financing transactions after the Merger.

2. Equity Line of Credit - the ELOC transaction pursuant to issue and sell up to $20 million of common stock to the purchaser or up to 3,921,569 shares of common stock which assumes the sale of common stock at $5.10 per share.

3. Name Change Proposal - an amendment to the Company’s Articles of Incorporation to change the name of the Company to Beeline Holdings, Inc.

Notes Payable

The Company is in current discussions with a lender to repay the note payable that was due December 31, 2024 for an additional six months.

The Company is in current discussions with a lender to repay the note payable that was due June 21, 2024. Subsequent to the year ended December 31, 2024, the Company paid $25,000 of principal on the note payable. The principal balance as of March 31, 2025 was $0.3 million.

Notes Payable – Related Parties

On February 17, 2025, the Company’s Chief Executive Officer increased his ownership of the Company’s securities by converting his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares.

The Company issued a note to a private company in which Mr. Freedman has an ownership interest. This note was for $0.1 million and was repaid in January 2025. In addition, Mr. Freedman purchased 238,418 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 11,921 shares of common stock for $0.1 million in January 2025.

Secured Credit Facilities

In March 2025, the Company and certain of the holders agreed to an extension of the maturity date to April 14, 2025 in exchange for an increase to the principal of the notes by 10%, and two lenders were each paid their principal balance plus 2.5% interest of $0.3 million.

On April 14, 2025, the Company and the remaining Note holders entered into an agreement for a second extension of the maturity dates of the Notes held by such holders to May 14, 2025. The terms of the recent extension are as follows: (i) if the Notes are paid off on or before April 29, 2025, then there will be no additional principal payment required; and (ii) if the principal of the applicable Notes are not paid off on or before April 29, 2025 but are paid on or before May 13, 2025, then an additional payment in an amount equal to 5% of the outstanding principal of the applicable Notes will be due.

Stockholders’ Equity

In February 2025, the Company issued Sandstrom Partners 13,115 shares of common stock related to the settlement agreed upon in October 2024.

Common Stock

On March 12, 2025, the Company implemented a one-for-10 reverse stock split of its common stock and issued eight shares of common stock as a result of rounding.

ELOC Agreement

On March 7, 2025, the Company entered into an Amended ELOC Agreement. The amendment restated the original ELOC Agreement originally entered into on December 31, 2024 to, among other things, (i) reduce the maximum amount under the ELOC Agreement from $35 million to $10 million, and (ii) extend the filing deadline for the registration statement required under the ELOC Agreement to 30 days following the filing of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2024. During March 2025, the Company sold and issued a total of 1,090,622 shares of common stock for an aggregate purchase price of $2.1 million to the purchaser.

Series D Preferred Stock

During 2025, 255,474 shares of Series D Preferred Stock were converted into 371,559 shares of common stock.

Series F and F-1 Preferred Stock

During 2025, 57,020,394 and 421,186 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,744,158 shares of common stock.

Series G Preferred Stock

On January 21, 2025, the Company amended its Articles of Incorporation to increase the number of authorized shares of the Company’s Series G Preferred Stock to 11,000,000. On February 25, 2025, the Company further amended its Articles of Incorporation to increase the number of authorized shares of the Company’s Series G Preferred Stock to 15,000,000.

During 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year 5 Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million. Of this, 4,308,155 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 215,409 shares of common stock for total gross proceeds of $2.2 million were purchased by Mr. Liuzza. During 2025, 4,080,664 shares of Series G Preferred Stock were converted into 408,066 shares of common stock.

In addition, Mr. Liuzza converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares

In January 2025, Mr. Freedman purchased 238,418 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 11,921 shares of common stock for total gross proceeds of $0.1 million.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock as payment for past legal services included in stock to be issued on the consolidated balance sheets as of December 31, 2024, and 19,698 shares of Series G Preferred Stock as payment in 2025.

2025 Equity Incentive Plan

On February 10, 2025, the Company’s Board of Directors adopted the 2025 Equity Incentive Plan (the “2025 Plan”) and authorized the 2025 Plan to be submitted to stockholders of the Company for approval. The Company has not issued any awards under the 2025 Plan. Following approval from the stockholders of the conversion of the Company’s Series F and F-1 Preferred Stock into common stock on March 7, 2025, there are 1.2 million shares available for award under the 2025 Plan. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On December 4, 2024 the Board dismissed M&K CPAS, PLLC from its position as the principal independent accountant for the Company. The dismissal was approved by the Audit Committee of the Board.

The audit reports of M&K CPAS, PLLC on the Company’s financial statements for the years ended December 31, 2023 and 2022 did not contain any adverse opinion or disclaimer of opinion or qualification, except that the audit report of M&K CPAS, PLLC on the Company’s financial statements for the years ended December 31, 2023 and 2022 did contain a modification expressing substantial doubt about the ability of the Company to continue as a going concern. M&K CPAS, PLLC did not, during the applicable period, advise the Company of any of the enumerated items described in Item 304(a)(1)(iv) of Regulation S-K.

During the two most recent fiscal years and the subsequent interim period through December 4, 2024, there was no disagreement between the Company and M&K CPAS, PLLC on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to its satisfaction, would have caused M&K CPAS, PLLC to make reference to the subject matter of such disagreement in connection with its report. During the same period, there was no “reportable event,” as described in Item 304(a)(1)(v) of Regulation S-K, except that, in connection with its audit of the financial statements for the years ended December 31, 2023 and 2022, M&K CPAS, PLLC advised the Company that there was a material weakness in the internal controls necessary for the Company to develop reliable financial statements since management lacked a formal policy of inputs in testing for impairment.

The Company requested M&K CPAS, PLLC to furnish a letter addressed to the Securities Exchange Commission stating whether or not M&K CPAS, PLLC agrees with the foregoing statements pertaining to M&K CPAS, PLLC. A copy of the letter is filed as Exhibit 16.1 to this Report.

On December 4, 2024, the Company appointed Salberg & Company, P.A. as its independent registered public accounting firm for the year ended December 31, 2024. During the Company’s two fiscal years ended December 31, 2023 and 2022, and through December 4, 2024, neither the Company nor anyone on behalf of the Company consulted with Salberg & Company, P.A. regarding (a) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements as to which the Company received a written report or oral advice that was an important factor in reaching a decision on any accounting, auditing or financial reporting issue, or (b) any matter that was the subject of a disagreement or a reportable event as defined in Item 304(a)(1)(iv) and (v), respectively, of Regulation S-K.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of the end of the period covered by this Report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2024 due to certain material deficiencies referred to below under “Management’s Report on Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). With the participation of our Chief Executive Officer and Chief Financial Officer (principal financial and accounting officer), our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This assessment of internal control over financial reporting includes an evaluation of policies and procedures that:

●	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and
●	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

The Company’s management has determined that the Company does not have sufficient segregation of duties within accounting functions due to its limited accounting personnel following its recent acquisition and ongoing integration of Beeline Financial, as well as related challenges in connection with preparation and audit of financial statements after the October 7th Transactions. Our management assessed the effectiveness of our internal control over financial reporting based on the parameters referred to above and has concluded that as of December 31, 2024, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as a result of the following material weaknesses:

●	The Company does not have sufficient segregation of duties within accounting functions due to its limited financial and accounting personnel.
●	Lack of formal monitoring and review procedures including multiple level of review over accounting financial reporting process due to the small size of its accounting staff.
●	The Company does not have sufficient written documentation of our internal control policies and procedures.
●	The Company’s human resources, processes and systems are not sufficient to enable the production of timely and accurate financial statements in accordance with GAAP.

We plan to rectify these weaknesses by implementing written policies and procedures for our internal control of financial reporting, and hiring additional accounting personnel at such time as we have sufficient financial and human capital resources to do so.

This Report does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. We were not required to have, nor have we, engaged our independent registered public accounting firm to perform an audit of internal control over financial reporting pursuant to the rules of the SEC that permit us to provide only management’s report in this Report.

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Note Extension

In March 2025, the Company and certain of the holders agreed to an extension of the maturity date to April 14, 2025 in exchange for an increase to the principal of the notes by 10%, and two lenders were each paid their principal balance plus 2.5% interest of $0.3 million.

On April 14, 2025, the Company and the remaining Note holders entered into an agreement for a second extension of the maturity dates of the Notes held by such holders to May 14, 2025. The terms of the recent extension are as follows: (i) if the Notes are paid off on or before April 29, 2025, then there will be no additional principal payment required; and (ii) if the principal of the applicable Notes are not paid off on or before April 29, 2025 but are paid on or before May 13, 2025, then an additional payment in an amount equal to 5% of the outstanding principal of the applicable Notes will be due.

Trading Arrangements

During the quarter ended December 31, 2024, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 11. EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The information required by this item is incorporated by reference to our Proxy Statement for the 2025 Annual Meeting of Stockholders to be filed with the SEC within 120 days of the fiscal year ended December 31, 2024.

Item 15. EXHIBITS

EXHIBIT INDEX

Exhibit		Filed/ Furnished	Incorporated by Reference
No.	Description	Herewith	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company		S-1	3.1	11/14/11
3.2	Articles of Merger		8-K	3.1	11/19/14
3.3	Certificate of Change		8-K	3.1	10/6/16
3.4	Certificate of Change		8-K	3.1	6/14/17
3.5	Certificate of Amendment of Articles of Incorporation		8-K	3.1	8/31/21
3.6	Certificate of Amendment to Designations of Series B Preferred Stock		8-K	3.2	10/25/21
3.7	Certificate of Change		8-K	3a	5/9/23
3.8	Certificate of Designations of the Series C Convertible Preferred Stock		8-K	3.a	9/29/23
3.9	Certificate of Amendment of Articles of Incorporation		8-K	3-a	1/4/24
3.10	Certificate of Designations of the Series D Convertible Preferred Stock		8-K	3-a	10/7/24
3.11	Certificate of Designations of the Series E Preferred Stock		8-K	3-b	10/7/24
3.12	Certificate of Designations of the Series F Convertible Preferred Stock		8-K	3-c	10/7/24
3.12(a)	Certificate of Correction - Series F Convertible Preferred Stock		8-K	3(b)	12/3/24
3.13	Certificate of Designations of the Series F-1 Convertible Preferred Stock		8-K	3-d	10/7/24
3.13(a)	Certificate of Correction - Series F-1 Convertible Preferred Stock		8-K	3(c)	12/3/24
3.14	Certificate of Designation of Series G Convertible Preferred Stock		8-K	3(a)(1)	12/3/24
3.14(a)	Certificate of Correction - Series G Convertible Preferred Stock		8-K	3(a)(2)	12/3/24
3.14(b)	Certificate of Amendment to Series G, filed on January 21, 2025		8-K	3(a)(3)	1/21/25
3.14(c)	Certificate of Amendment to the Series G Certificate of Designations		8-K	3(a)(3)	3/5/25
3.15	Certificate of Amendment of Articles of Incorporation		8-K	3.1	1/30/25
3.16	Certificate of Amendment to the Amended and Restated Articles of Incorporation		8-K	3.1	3/13/25
3.17	Second Amended and Restated Bylaws as adopted on August 14, 2024		8-K	10-a	8/16/24
3.17(a)	Amendment to Second Amended and Restated Bylaws		8-K	3(a)(3)	2/21/25
4.1	Form of Pre-Funded Warrant		8-K	4.4	9/10/24
4.2	Form of Warrant		8-K	4(a)	12/3/24
4.3	Form of Warrant		8-K	4.1	11/26/24
4.4	Description of Securities		DEF 14A		2/5/2025
10.1	2016 Equity Incentive Plan		S-8	99.1	2/28/19
10.2	Debt Satisfaction Agreement dated September 29, 2023 among the Co, The B.A.D. Company, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP, LDI Investments, LLC and TQLA, LLC		8-K	10.a	9/29/23
10.3	Loan Agreement dated May 15, 2024 among the Company, The B.A.D. Company, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP and LDI Investments, LLC		8-K	10-a	5/21/24
10.4	Executive Employment Agreement dated July 3, 2024 between the Company and Geoffrey Gwin		8-K	10-a	7/10/24
10.5	Debt Exchange Agreement dated September 4, 2024 among the Company, Craft Canning & Bottling, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP LDI Investments, LLC William Esping, WPE Kids Partners and Robert Grammen		8-K	10-b	9/5/24
10.6	Form of Securities Purchase Agreement		8-K	10.1	9/10/24
10.7	Placement Agent Agreement between the Company and Joseph Gunnar & Co., LLC		8-K	10.2	9/10/24

Exhibit		Filed/ Furnished	Incorporated by Reference
No.	Description	Herewith	Form	Exhibit No.	Filing Date
10.8	First Amended and Restated Debt Exchange Agreement dated October 3, 2024 among the Company, Craft Canning & Bottling, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP LDI Investments, LLC William Esping, WPE Kids Partners and Robert Grammen		8-K	10-a	10/7/24
10.9	Agreement and Plan of Merger and Reorganization by and among the Company, East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc.		8-K	10-b	10/7/24
10.10	First Amendment Agreement and Plan of Merger and Reorganization by and among the Company, East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc. dated October 7, 2024		8-K	10-c	10/7/24
10.11	Amendment No. 1 dated October 7, 2024 to Executive Employment Agreement dated July 3, 2024 between the Company and Geoffrey Gwin		8-K	10-d	10/7/24
10.12	Form of Securities Purchase Agreement dated November 13, 2024+		8-K	10.1	11/15/24
10.13	Form of Senior Secured Note dated November 14, 2024+		8-K	10.2	11/15/24
10.14	Form of Prepaid Warrant to Purchase Common Stock dated November 14, 2024+		8-K	10.3	11/15/24
10.15	Form of Registration Rights Agreement dated November 14, 2024+		8-K	10.4	11/15/24
10.16	Form of Shareholder Pledge Agreement dated November 14, 2024+		8-K	10.5	11/15/24
10.17	Form of Security and Pledge Agreement dated November 14, 2024+		8-K	10.6	11/15/24
10.18	Form of Guaranty dated November 14, 2024+		8-K	10.7	11/15/24
10.19	Form of Side Letter #1 dated November 14, 2024+		8-K	10.8	11/15/24
10.20	Form of Side Letter #2 dated November 14, 2024+		8-K	10.9	11/15/24
10.21	Form of Side Letter #3 dated November 14, 2024+		8-K	10.10	11/15/24
10.22	Form of Placement Agency Agreement dated November 14, 2024+		8-K	10.11	11/15/24
10.23	Form of Securities Purchase Agreement+		8-K	10(a)	12/3/24
10.24	Form of Registration Rights Agreement+		8-K	10(b)	12/3/24
10.25	Common Stock Purchase Agreement (ELOC)		S-1/A	10.23	1/3/2025
10.26	Registration Rights Agreement (ELOC)		S-1/A	10.24	1/3/2025
10.27	ELOC Side Letter		S-1/A	10.25	1/3/2025
10.28	Amended and Restated Common Stock Purchase Agreement (ELOC)		8-K	10.1	3/10/25
10.29	Amended and Restated Registration Rights Agreement (ELOC)		8-K	10.2	3/10/25
10.30	Termination Agreement		S-1/A	10.26	1/3/2025
10.31	2025 Equity Incentive Plan #		8-K	10.1	2/14/25
14.1	Code of Ethics	(1)
16.1	Letter from M&K CPAS, PLLC		8-K	16	12/5/24
19.1	Insider Trading Policy	(1)
21.1	Subsidiaries		S-1	21.1	12/13/24
23.1	Consent of Salberg & Company	(1)
23.2	Consent of M&K CPAS, PLLC	(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350	(2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	(2)
97	Clawback Policy	(1)
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.

#	Indicates management compensatory plan, contract or agreement.

(1)	Filed herein.

(2)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Beeline Holdings, Inc., 188 Valley Street, Suite 225, Providence, RI 02909.

Item 16. FORM 10-K SUMMARY

None.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEELINE HOLDINGS, INC.

April 15, 2025	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

April 15, 2025	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial and Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Nicholas R. Liuzza, Jr.	Director	April 15, 2025
Nicholas R. Liuzza, Jr.

/s/ Joseph Caltabiano	Director	April 15, 2025
Joseph Caltabiano

/s/ Eric Finnsson	Director	April 15, 2025
Eric Finnsson

/s/ Joseph Freedman	Director	April 15, 2025
Joseph Freedman

/s/ Stephen Romano	Director	April 15, 2025
Stephen Romano

