Form 10-K/A
period 2024-12-31
Beeline Holdings, Inc.
filed 2025-04-28
CIK 1534708

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended: December 31, 2024

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 001-38182

Beeline Holdings, Inc.

(Exact name of registrant as specified in its charter)

Nevada	20-3937596
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

188 Valley Street, Suite 225 Providence, RI	02909
(Address of Principal Executive Office)	(Zip Code)

Registrant’s telephone number, including area code: (458) 800-9154

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, par value $0.0001 per share	BLNE	The Nasdaq Stock Market LLC (The Nasdaq Capital Market)

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☐ Yes ☒ No

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter was $10,571,964 based on the last reported sales price of the registrant’s common stock as reported by The Nasdaq Stock Market, LLC on that date.

As of April 25, 2025, 8,121,479 shares of our common stock were outstanding.

EXPLANATORY NOTE

Part III Information

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends our Annual Report on Form 10-K for the year ended December 31, 2024 (the “Form 10-K”), as filed with the Securities and Exchange Commission (the “SEC”) on April 15, 2025, solely to include the information required by and not included in Part III of the Form 10-K because we do not intend to file our definitive proxy statement within 120 days of the end of our fiscal year ended December 31, 2024. In connection with the filing of this Amendment and pursuant to the rules of the SEC, we are including new certifications of our principal executive officer and principal financial officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications. Because no financial statements are contained within this Amendment, we are not filing currently dated certifications pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Except as described above, no other changes have been made to the Form 10-K. The Form 10-K continues to speak as of its date, and we have not updated the disclosure contained therein to reflect any events which occurred at a date subsequent to the filing of the Form 10-K other than as expressly indicated in this Amendment.

Unless the contact requires otherwise, the terms “Beeline,” “Beeline Holding,” the “Company,” “we,” “us,” and “our” refer to Beeline Holdings, Inc., formerly known as Eastside Distilling, Inc.

Certain Recent Events

As previously disclosed, on October 7, 2024, the Company acquired Beeline Financial Holdings, Inc. (“Beeline Financial”) pursuant to a merger and issued the former Beeline Financial shareholders shares of convertible preferred stock (the “Merger”). On March 7, 2025, the Company’s shareholders approved, among other things, the conversion of the preferred stock and other derivative securities which were issued in and following the Merger and shortly thereafter the Company’s Board of Directors (the “Board”) approved certain changes to the Company’s executive officers and directors and effected a name change to Beeline Holdings, Inc. Unless otherwise indicated, the information reflected in this Amendment relates to the Company has a whole. However, because these events occurred during and following the fiscal year ended December 31, 2024, in Item 11 - Executive Compensation, we include full compensation information for Beeline Financial executive officers who have since become executive officers of the Company.

In addition, on March 12, 2025, the Company implemented a one-for-10 reverse stock split of its common stock. All statements in this Amendment regarding numbers of shares of common stock and all references to prices per share of common stock have been modified to give effect to the reverse stock split.

PART III

Item 10. Directors, Executive Officers, and Corporate Governance.

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages:

Name	Age	Position
Nicholas R. Liuzza, Jr.	59	Chief Executive Officer and Director
Christopher R. Moe	69	Chief Financial Officer
Geoffrey Gwin	57	President of Bridgetown Spirits Corp.
Joseph Caltabiano	47	Director
Eric Finnsson	63	Director
Joseph Freedman	59	Director
Stephen Romano	49	Director

Our Board currently consists of five members with one vacancy. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our Board may establish the authorized number of directors from time-to-time by resolution.

Our executive officers are each appointed by the Board and serve at the Board’s discretion.

There are no family relationships among our officers or directors.

Executive Officers

Nicholas R. Liuzza Jr. became the Chief Executive Officer of the Company on March 7, 2025. He is also the Chief Executive Officer of Beeline Financial, the Company’s subsidiary. Mr. Liuzza co-founded Beeline Financial in 2019 and has served as its Chief Executive Officer since 2019. He has been a director of Red Cat Holdings, Inc. [Nasdaq: RCAT] since June 1, 2019. Beginning in 2016, Mr. Liuzza served as Executive Vice President of Real Matters until May 2018.

Christopher R. Moe was appointed as our Chief Financial Officer on October 7, 2024. Since June of 2023, Mr. Moe has served as the Chief Financial Officer of Beeline Financial. Mr. Moe has been a director of Red Cat Holdings, Inc. [Nasdaq: RCAT] since February 16, 2022. From 2018 until 2023, he was the Chief Financial Officer and a director of Yates Electrospace Corporation, a heavy payload, contested logistics drone provider.

Geoffrey Gwin was appointed as President of Bridgetown Spirts Corp., the Company’s 53% subsidiary on October 7, 2024. He previously served as the Company’s Chief Executive Officer from February 1, 2022 until his resignation from such role on March 7, 2025. He also served as our Chief Financial Officer from June 15, 2020 until October 7, 2024. Mr. Gwin has served as a member of the Board from August 2019 through June 2020 and again from August 8, 2023 to March 7, 2025.

Non-Employee Directors

Joseph Caltabiano was appointed to our Board on October 7, 2024 in connection with the Merger. Mr. Caltabiano’s career is currently focused on emerging medicine industries. As co-founder and CEO of Healing Realty Trust, a real estate investment company, he is devoted to developing clinical infrastructure necessary to support the administration of healthcare services and novel therapies in the behavioral health market. As founder of JSC Fund, Mr. Caltabiano helps uncover and advance opportunities in cannabis and other regulated sectors. Mr. Caltabiano helped pioneer the cannabis industry by co-founding Cresco Labs, one of North America’s largest vertically integrated cannabis operators, which he grew into a multi-state operator with annualized revenue of over $250 million. Before focusing on emerging medicine industries, Mr. Caltabiano served as Senior Vice President of Mortgage Banking at Guaranteed Rate, one of the largest mortgage providers in the U.S.

Eric Finnsson was appointed to our Board on July 30, 2020. From March 2019 to June 2020 Mr. Finnsson served as Chief Financial Officer of GLG Life Tech Corporation, a producer of zero calorie natural sweeteners. Prior to joining GLG Life Tech Corporation, Mr. Finnsson worked as an independent consultant, offering finance and business consulting services to start-ups and individuals investing in China. A retired audit partner, Mr. Finnsson worked for KPMG for over 25 years in Canada, Europe and China, including three years specializing in Global Risk Management in KPMG’s International Headquarters. He received his designation as a Canadian Chartered Accountant in 1990 and his Certified Public Accountant license in 2002 in Illinois, which is currently inactive.

Joseph Freedman was appointed to the Board on October 7, 2024 in connection with the Merger. Mr. Freedman joined the Board of Beeline Financial in 2023. Mr. Freedman also serves as Lead Director for Red Cat Holdings Inc. (Nasdaq: RCAT) and as a member of the Board of ResiCom Capital Partners, a real estate investment firm, and Fluid Capital Network, a financial services company. Mr. Freedman co-founded and served as Chief Executive Officer of Event Works Rental, a full-service event rental company, from April 2006 to January 2024. Mr. Freedman is a past president of the Nashville Chapter of Entrepreneurs Organization, and currently serves as its Governance Chair. He also founded Drones for Good Worldwide, a 501(c)(3) organization that provides life-saving drones for humanitarian efforts worldwide.

Stephen Romano was appointed as a director of the Company on March 7, 2025. In July 2021, he founded CredEvolv, a fintech software platform that connects consumer, lenders, and nonprofit credit counselors, where he continues to serve as President. From December 13, 2021 to September 2024, Mr. Romano served as President of Grand River Mortgage Company, LLC (D/B/A GRMC Lending), a digital mortgage company specializing in providing home loans to consumers. Mr. Romano’s experience in the mortgage industry led to his appointment as a director.

Board Committees

Audit Committee

Our Audit Committee oversees the engagement of our independent public accountants, reviews our audited financial statements, meets with our independent public accountants to review internal controls and reviews our financial plans. Our Audit Committee currently consists of Eric Finnsson, who is the Chair of the Committee, Joseph Freedman and Stephen Romano. Each of Messrs. Finnsson, Freedman and Romano has been determined by our Board to be independent in accordance with Nasdaq and SEC standards. Our Board has also designated Mr. Finnsson as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that Mr. Finnsson possesses the requisite “financial sophistication” under applicable Nasdaq rules. The Audit Committee operates under a written charter which is available on our website at https://www.eastsidedistilling.com/investors. Our website is not part of this Report. Both our independent registered accounting firm and internal financial personnel regularly meet with our Audit Committee and have unrestricted access to the audit committee. Each member of the Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the Audit Committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

Compensation Committee

Our Compensation Committee reviews and recommends policies, practices, and procedures relating to compensation for our directors, officers and other employees and advising and consulting with our officers regarding managerial personnel and development. Our Compensation Committee currently consists of Joseph Freedman, who is the Chair of the Committee, Eric Finnsson, and Stephen Romano. Each of Messrs. Freedman, Finnsson and Romano has been determined by our Board to be independent in accordance with Nasdaq standards. Each member of our Compensation Committee is also a non-employee director, as defined pursuant to Rule 16b-3 promulgated under the Exchange Act. The Compensation Committee operates under a written charter. Under its charter, the functions of the Compensation Committee include:

●	Reviewing and approving annually the corporate goals and objectives applicable to the Chief Executive Officer;
●	Reviewing and approving the compensation of all other executive officers;
●	Reviewing and making recommendations to the Board regarding incentive compensation plans and equity-based plans;
●	Reviewing and approving any employment agreements, severance agreements or plans or change-in-control arrangements with executive officers;
●	Reviewing director compensation for service on the Board and committees at least once a year and to recommend any changes to the Board; and
●	Developing and recommending to the Board for approval an officer succession plan to develop and evaluate potential candidates for executive positions.

The Compensation Committee may delegate any of its responsibilities, along with the authority to take action in relation to such responsibilities, to one or more subcommittees as the Compensation Committee may deem appropriate in its sole discretion.

Pursuant to its charter, the Compensation Committee has the authority, in its sole discretion, to select, retain and obtain the advice of a compensation consultant, outside legal counsel, or other advisors as it deems necessary to fulfill its duties and responsibilities under its charter. The Compensation Committee did not engage any consultants during the year ended December 31, 2024 or subsequently.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee of Beeline or of any subsidiary or affiliate of Beeline. None of the members was party to any transaction or had any related party relationship with Beeline or any of its subsidiaries or affiliates during the year ended December 31, 2024, except as disclosed under Item 13 – Certain Relationships and Related Transactions and Director Independence. In addition, Messrs. Freedman, Moe and Liuzza are members of the board of directors of Red Cat Holdings, Inc. [Nasdaq: RCAT].

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (“Nominating Committee”) evaluates the composition, size and governance of our Board and its committees, evaluates and recommends candidates for election to our Board, establishes a policy for considering stockholder nominees and reviewing our corporate governance principles and provides recommendations to the Board. Our Nominating Committee currently consists of Joseph Caltabiano, who is the Chair of the Committee, Eric Finnsson and Joseph Freedman, each of whom has been determined by our Board to be independent in accordance with Nasdaq standards.

Code of Conduct and Ethics

We have adopted a Code of Business Conduct and Ethics that applies to all of our employees, officers, and directors. We will provide to any person without charge, upon request, a copy of our Code of Business Conduct and Ethics. Requests may be directed to our principal executive offices at 188 Valley Street, Suite 225, Providence, RI, 02909. Also, a copy of our Code of Business Conduct and Ethics is available on our website. We will disclose, on our website, any amendment to, or a waiver from, a provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions and that relates to any element of the Code of Business Conduct and Ethics enumerated in applicable rules of the SEC.

Item 11. Executive Compensation.

Beeline Holdings Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer (principal executive officer), a named executive officer, for services rendered during the fiscal years ended December 31, 2024 and 2023. The term “named executive officer” means each of the Company’s principal executive officer, the two most highly paid executive officers with compensation exceeding $100,000 during the fiscal years ended December 31, 2024 and 2023, and two additional individuals for whom the foregoing would apply but for the fact that they were not executive officers of the Company as of December 31, 2024. The executive officers of Beeline Financial during fiscal year 2024 and 2023 are included in the table that follows under “Beeline Financial Summary Compensation Table.”

Name and Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Total ($)
Geoffrey Gwin	2024	350,000	190,000	(2)	232,000	(3)	772,000
Former Chief Executive Officer and Chief Financial Officer; Current President of Bridgetown Spirits Corp. (1)	2023	250,000	-		-		250,000

(1)	Mr. Gwin served the Company’s Chief Executive Officer until March 7, 2025, and also served as Chief Financial Officer until October 7, 2024. He was appointed as President of Bridgetown Spirits Corp. since October 7, 2024.
(2)	Represents 3,279 shares of common stock issued at $30.50 per share in lieu of a $100,000 bonus payment, and 18,000 shares of common stock at $5.00 per share which the Company issued to Mr. Gwin in lieu of a $90,000 bonus payment for special services performed in 2024, as elected by Mr. Gwin. See “Employment Agreements-Geoffrey Gwin” below for more information.
(3)	Represents 40,000 shares of restricted Common Stock issued at $5.80 per share which the Company issued to Mr. Gwin pursuant to his Employment Agreement, as amended. See “Employment Agreements-Geoffrey Gwin” below for more information.

Beeline Financial Summary Compensation Table

The following table sets forth the compensation awarded to, earned by Beeline Financial executive officers for services rendered during the fiscal years ended December 31, 2024 and 2023. Each person is employed under oral agreements.

Name and Position	Year	Salary ($)	Bonus ($)		Total ($)
Nicholas R. Liuzza, Jr	2024	30,000	-		30,000
Chief Executive Officer (1)	2023	30,000	-		30,000

Jessica N. Kennedy	2024	135,000	-		135,000
Chief Operating Officer	2023	135,000	-		135,000

Christopher R. Moe	2024	180,000	140,672	(3)	320,672
Chief Financial Officer (2)	2023	180,000	-		180,000

(1)	Mr. Liuzza was appointed as the Chief Executive Officer of the Company on March 7, 2025.
(2)	Mr. Moe was appointed as the Chief Financial Officer of the Company on October 7, 2024.
(3)	Reflects a cash bonus earned by Mr. Moe in connection with a debt restructuring transaction in June 2024, of which $20,096 has been paid and the balance is accrued for deferred payments.

Outstanding Equity Awards at 2024 Fiscal Year-End

Listed below is information with respect to unvested stock awards for each named executive officer outstanding as of December 31, 2024:

Name	Number of shares of units of stock that have not vested (#)	Market value of shares of units of stock that have not vested ($)

Geoffrey Gwin (1)	40,000	$385,160

(1)	Represents shares of restricted stock which vested in March 2025. The market value is determined based on $9.629 per share, the closing price of the Company’s common stock on December 31, 2024.

Employment Agreements

Nicholas R. Liuzza, Jr. Mr. Liuzza is employed by Beeline pursuant to an oral agreement under which he receives the compensation described in the table above.

Christopher R. Moe. Beeline employs Mr. Moe under an offer letter agreement which provides a monthly salary of $15,000. On June 5, 2024 Mr. Moe earned a $140,672 bonus, of which he has been paid $20,096. The bonus related to Beeline’s June 5, 2024 recapitalization which included issuance of the Debentures.

Geoffrey Gwin. Mr. Gwin serves as President of Bridgetown Spirits Corp. pursuant to an oral employment agreement for a salary of $325,000 per year.

The Company had previously entered into a three-year Executive Employment Agreement with Mr. Gwin dated July 3, 2024, which was amended on October 7, 2024 (the “Prior Agreement”) under which Mr. Gwin previously served as Chief Executive Officer of the Company on a full-time basis. The Prior Agreement was terminated in March 2025 in connection with Mr. Gwin’s resignation as the Company’s Chief Executive Officer. He also previously served as the Company’s Chief Financial Officer until October 7, 2024.

The Prior Agreement provided for a base salary of $300,000 per year increasing to $350,000 based on performance. In addition, the Prior Agreement provided for a bonus of $90,000 for special services during 2024. As authorized by the Prior Agreement, Mr. Gwin accepted 18,000 shares of the Company’s Common Stock during October 2024 in satisfaction of the Company’s special services payment obligation. In addition, the Company issued 40,000 shares of common stock to Mr. Gwin, which vested in March 2025. Under the Prior Agreement the Company also agreed that in the event that the conversion price of the Company’s Series F is reduced, the Company will issue to Mr. Gwin a number of common shares equal to one percent of the additional shares issued as a result of the adjustment.

In connection with Mr. Gwin’s resignation as Chief Executive Officer of the Company and appointment as President of Bridgetown Spirits Corp., in April 2025 the Board approved and the Company issued Mr. Gwin 10,000 shares of common stock. Because this issuance occurred subsequent to 2024, it is not reflected in the table above.

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to the non-employee members of our Board for services rendered as a director during the fiscal year ended December 31, 2024.

Name*	Fees Earned ($)	Total ($)
Eric Finnsson	80,000	80,000
Robert Grammen (1)	68,320	68,320
Stephanie Kilkenny (1)	-	-
Elizabeth Levy-Navarro (2)	-	-
Joseph Freedman (3)	20,000	20,000
Joseph Caltabiano (3)	20,000	20,000

*	Does not include Stephen Romano, who was appointed as a director on March 7, 2025, or an directors who are or were also employees of the Company.
(1)	Resigned on March 7, 2025.
(2)	Resigned on January 22, 2024.
(3)	Appointed on October 7, 2024.

Equity Compensation Plan Information

The following table provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2024:

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted- average price of outstanding options, warrants and rights ($)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities in column (a))
Equity compensation plans approved by security holders (1)	104	$304.34	107,173
Equity compensation plans not approved by security holders	-	-	-
Total	104	$304.34	107,173

(1)	2016 Stock Incentive Plan. On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). Under the 2016 Plan, 131,697 shares are available for future grants. The Board or the Compensation Committee may grant awards of restricted stock, restricted stock units (“RSUs”), stock options and stock appreciation rights. As of December 31, 2024, there were 105 options, with a weighted-average exercise price of $304.30 per share, and 24,420 RSUs issued under the 2016 Plan, with vesting schedules varying between immediate and three years from the grant date.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

PRINCIPAL STOCKHOLDERS

The following table sets forth the number of shares of our common stock beneficially owned as of April 25, 2025 by (i) our named executive officers, (ii) each director, (iii) those persons known by us to be owners of more than 5% of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the footnotes to this table, the address for each person is: c/o Beeline Holdings, Inc., 188 Valley Street, Suite 225, Providence, RI 02909.

Title of Class of Stock	Beneficial Owner Name & Address	Amount of Class of Stock Beneficially Owned (1)	Percent of Class of Stock Beneficially Owned (1)	Voting Power (1) (2)	Percent of Voting Power (2)
	Named Executive Officers and Directors
Common Stock	Nicholas Liuzza, Chief Executive Officer and Director (3)	1,883,282	23.2%	1,883,282	19.2%
Common Stock	Christopher R. Moe, Chief Financial Officer	-	-	-	-
Common Stock	Geoffrey Gwin, President of Bridgetown Spirits Corp.	73,575	*	73,575	*
Common Stock	Eric Finnsson, Director	2,013	*	2,013	*
Common Stock	Joseph Caltabiano, Director	-	-	-	-
Common Stock	Joseph Freedman, Director (4)	124,060	1.5%	124,060	1.3%
Common Stock	Stephen Romano, Director	-	-	-	-
Common Stock	All directors and executive officers as a group (7 persons)	2,082,930	25.5%	2,082,930	21.1%

Series B Preferred Stock	Crater Lake Pte Ltd (5)	2,500,000	100.0%	80,645	*

Series E Convertible Preferred Stock	Bigger Capital Fund, LP (6)	80,000	40.0%	-	-
Series E Convertible Preferred Stock	District 2 Capital Fund, LP (7)	120,000	60.0%	-	-

Series F Convertible Preferred Stock	ACM Alamosa I LP (8)	779,870	6.5%	77,987	*
Series F Convertible Preferred Stock	Cavalry Investment Fund, LP (9)	8,356,151	69.2%	399,319	4.1%
Series F Convertible Preferred Stock	Geoffrey M. Parillo (10)	1,244,100	10.3%	124,410	1.3%

Series F-1 Convertible Preferred Stock	ACM Alamosa I LP (8)	5,811	6.1%	581	*
Series F-1 Convertible Preferred Stock	Cavalry Investment Fund, LP (9)	68,951	72.7%	6,895	*
Series F-1 Convertible Preferred Stock	Geoffrey M. Parillo (10)	9,271	9.8%	927	*
Series G Convertible Preferred Stock	C/M Capital Master Fund LP (11)	573,924	6.3%	175,271	1.8%
Series G Convertible Preferred Stock	Nicholas R. Liuzza, Jr. (3)	7,641,488	83.6%	-	-

*Less than 1%.

(1) Applicable percentages are based on 8,121,479 shares of common stock, 2,500,000 shares of Series B Convertible Preferred Stock, 200,000 shares of Series E Convertible Preferred Stock (which are convertible but non-voting), 12,080,890 shares of Series F Convertible Preferred Stock (“Series F”), 94,876 shares of Series F-1 Convertible Preferred Stock (“Series F-1”), and 8,893,844 shares of Series G Convertible Preferred Stock (“Series G”), as applicable, issued and outstanding as of April 25, 2025. Shares of common stock subject to options, warrants, convertible preferred stock and other derivative securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. It does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them. Does not give effect to potential future dilution pursuant to adjustment provisions under the Series F, Series F-1 and Series G.

(2) Percentages of voting power are based on a total estimated voting power of 9,802,156 shares outstanding as of April 25, 2025, subject to certain beneficial ownership limitations with respect to outstanding shares of the Company’s preferred stock.

(3) Nicholas R. Liuzza, Jr. Common stock beneficially owned includes 205,716 shares of common stock held by a trust of which Mr. Liuzza is the trustee. Common stock beneficially owned does not include (i) 2,333,629 shares of common stock issuable upon conversion of Series G held by Mr. Liuzza (giving effect to an adjustment of the conversion price of such shares of Series G to $1.67), and (ii) 1,487,127 shares of common stock issuable upon exercise of Warrants held by Mr. Liuzza, in each case due to 4.99% beneficial ownership limitations in such securities which as amended expire on June 25, 2025. The Series G was initially convertible at $5.10 per share and the warrants exercisable at $6.50 per share. Each of the Series G and warrants contain price protection adjustment provisions which reduced their respective conversion and exercise prices to $1.67, which was the lowest sale price entered into by the Company, and resulted in a proportionate increase in the number of shares underlying such securities for all holders thereof. The Company, with the approval of Mr. Liuzza, as the majority Series G stockholder and the Company’s Board of Directors, amended the Series G on April 25, 2025 to (i) waive the price protection for certain future financings or as otherwise determined by the holders of a majority of the Series G and (ii) eliminate the 4.99% beneficial ownership limitation for Mr. Liuzza since as Chief Executive Officer, a director and 10% stockholder he is already required to file ownership reports with the SEC. This Series G amendment was effective upon filing, except that the amendment to the beneficial ownership limitations as to Mr. Liuzza are effective on June 25, 2025.

(4) Joseph Freedman. Common stock beneficially owned includes 46,400 shares of common stock issuable upon exercise of Warrants held by Mr. Freedman, as adjusted pursuant to price protection provisions therein, which are exercisable at $1.67 per share. See footnote (3).

(5) Crater Lake Pte Ltd. Address is 111 North Bridge Road #08-19, Peninsula Plaza, Singapore, 179098.

(6) Bigger Capital Fund, LP. Address is 11434 Glowing Sunset LN, Las Vegas, NV 89135.

(7) District 2 Capital Fund, LP. 14 Wall Street, 2nd Floor, Huntington, NY 11743.

(8) ACM Alamosa I LP. One Rockefeller Plaza, 32nd Floor, New York, NY, 10020.

(9) Cavalry Investment Fund, LP. 1111 Brickell Ave., Suite 2920, Miami, FL, 33131. Does not include shares of common stock underlying other derivative securities which are subject to a 4.99% beneficial ownership limitation.

(10) Geoffrey M. Parillo. 229 Calle del Parque, Apt. 1402, San Juan, NA, Puerto Rico, 00912.

(11) C/M Capital Master Fund LP. 1111 Brickell Ave, Suite 2920, Miami, FL, 33131. Does not include shares of common stock underlying other derivative securities which are subject to a 4.99% beneficial ownership limitation.

Item 13. Certain Relationships and Related Transactions and Director Independence.

The following is a description of transactions since January 1, 2023 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year-end for the last two completed fiscal years, which was $194,000, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

LD Investments LLC

On September 29, 2023, the Company entered into a Secured Promissory Note with LD Investments LLC (“LDI”) in the principal amount of $1.4 million, representing advances made by LDI to the Company between December 2022 and August 2023. Patrick Kilkenny is the principal owner of LDI. Mr. Kilkenny is the spouse of Stephanie Kilkenny, a then member of our Board.

On September 29, 2023, the Company entered into the Debt Satisfaction Agreement with LDI and other creditors. See: “Debt Satisfaction Agreement” below. The entire principal and interest on the LDI Note were exchanged for equity issued to The B.A.D. Company, LLC (the “SPV”) in which LDI held a 21% interest.

Debt Satisfaction Agreement

On September 29, 2023, the Company entered into the Debt Satisfaction Agreement with the SPV, Aegis Security Insurance Company (“Aegis”), Bigger, District 2, LDI and TQLA, LLC. The SPV is a special purpose vehicle whose equity is 50% owned by Bigger and District 2 and 50% by Aegis and LDI.

Patrick Kilkenny is the principal owner of LDI and of Aegis. Mr. Kilkenny is the spouse of Stephanie Kilkenny, a then member of our Board. Stephanie Kilkenny is the Manager of TQLA, LLC, which is owned jointly by Stephanie Kilkenny and Patrick Kilkenny. Patrick Kilkenny is also a control person of the SPV.

Pursuant to the Debt Satisfaction Agreement, on September 29, 2023, the Company issued 29,672 shares of the Company’s common stock and 200,000 shares of its Series C to the SPV, and later registered the public resale of that common stock and the common stock issuable upon conversion of the Series C as required by a Registration Rights Agreement. In exchange for that equity, the Company’s indebtedness to the members of the SPV were reduced by a total of $6.5 million and the Company recognized a loss on the conversion of $1.3 million for the year ended December 31, 2023. Specifically with respect to related parties, the debt was reduced as follows:

●	the principal balance of the Secured Promissory Note issued by the Company to Aegis on October 6, 2022 was reduced by $1.9 million; and

●	the Company’s debt to LDI of $1.4 million arising from advances made by LDI to the Company during the past 10 months was eliminated;

Further pursuant to the Debt Agreement:

●	the maturity date of the secured debt listed above as well was deferred to March 31, 2025 and the interest rate on all such debt was increased to 8% per annum;

●	the warrant issued by the Company to TQLA LLC on March 21, 2022, which permits TQLA LLC to purchase up to 14,583 shares of the Company’s common stock, was amended to prevent any exercise of the warrant that would result in the portion of the cumulative voting power in the Company that the holder and its affiliates may own after the conversion to 9.99%. This beneficial ownership limitation may be increased to 19.99% by the holder upon 61 days advance notice to the Company. Stephanie Kilkenny, a director, and husband own TQLA, LLC.

2024 Secured Notes

On May 16, 2024, the Company entered into a Loan Agreement with the SPV, Aegis, Bigger, District 2 and LDI. Pursuant to the Loan Agreement, Bigger, District 2 and LDI (the “Subscribers”) loaned the Company for $1,100,000 and received promissory notes in the aggregate principal amount of $1,100,000 (the “2024 Secured Notes”). The 2024 Secured Notes could be satisfied by payment of 105% of principal on or before July 31, 2024, by payment of 110% of principal on or before November 29, 2024, by payment of 130% of principal on or before March 30, 2025 or by payment of 140% of principal on March 31, 2025.

With each 2024 Secured Note, the Company issued a Warrant to purchase a share of the Company’s common stock for $5.00 exercisable for five years after December 2, 2024 if on November 29, 2024 the 2024 Secured Note issued to the Warrant holder remains unsatisfied. LDI received a Warrant to purchase 59,802 shares and each of Bigger and District 2 received a warrant to purchase 29,901 shares.

The Company’s obligations under the 2024 Secured Notes were secured by the Company’s pledge of its assets, subject to certain specified exceptions. In connection with the Loan Agreement, the Company, Aegis, Bigger and District 2 amended and restated the Intercreditor Agreement they had executed on September 29, 2023. In the Amended and Restated Intercreditor Agreement, Aegis, Bigger and District 2 subordinated their liens on any barrels of spirits owned by the Company, and the parties agreed that the net proceeds of any sale of barrels would be paid to the Subscribers in satisfaction of the 2024 Secured Notes. Commencing when all barrels have been sold, the lien of the Subscribers under the Secured 2024 Notes would become pari passu with the senior lien on the remaining collateral. Subsequent to the closing, the 2024 Notes were included in the October 2024 debt exchange with the remaining collateral being contributed with the exchanged assets as detailed in “The Merger – First Amended and Restated Debt Exchange Agreement.”

Debt Exchange Agreement

As mentioned above, on September 4, 2024, the Company and Craft entered into the Exchange Agreement with the SPV, Aegis, Bigger, District 2, LDI and three individual creditors including Robert Grammen, a director. Subsequent to the execution of the Exchange Agreement, the assets of the SPV were distributed to its members, i.e. Aegis, Bigger, District 2 and LDI. To reflect the effect of the distribution on the transactions contemplated by the Exchange Agreement, the parties, on October 3, 2024, executed the First Amended and Restated Debt Exchange Agreement, and the transaction closed on October 7, 2024.

Liuzza Investments and Loans

On December 31, 2024, Nicholas R. Liuzza, Jr., the Chief Executive Officer and a director of the Company, loaned $700,000 to Beeline Loans Inc. (“Beeline Loans”), an indirect subsidiary of the Company, and in exchange Beeline Loans issued Mr. Liuzza a demand promissory note in the aggregate principal amount of $700,000, which accrues interest at the rate of 8% per annum and is payable within 15 days of demand notice made by Mr. Liuzza. The funds were lent to permit Beeline Loans to increase its ability to make real estate loans and are being held in a restricted account and are not being used for operations. In February 2025, the $700,000 was converted into $700,000 of units comprised of comprised of 1,372,549 shares of Series G and accompanying warrants to purchase a total of 68,628 shares of common stock.

In March 2025, Mr. Liuzza loaned the Company a total of $74,600 which the Company used for working capital and general corporate purposes. In exchange, the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand.

In February and March 2025, Mr. Liuzza also advanced the Company $222,241, which the Company used for working capital and general corporate purposes. In exchange, the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand.

Form December 2024 through March 2025, Mr. Liuzza. purchased a total of 7,641,488 shares of Series G (convertible into and 764,149 shares of common stock) and accompanying warrants to purchase 382,077 shares of common stock for a total purchase price of $3,897,159.

Other Related Parties

Jessica Kennedy, Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of Beeline.

Jay Stockwell (a Beeline co-founder and the MagicBlocks CEO) owns an equity interest in SpeedPPC Pty. Ltd., which provides marketing services to Beeline and certain of its subsidiaries.

Beeline Loans, Inc., a Beeline Financial subsidiary, is a member of The Mortgage Collaborative, which is an industry trade group founded by David Kittle. Beeline Loans, Inc. pays membership fees to The Mortgage Collaborative. Mr. Kittle was a member of the Beeline Board until the Merger with the Company.

In December 2024, Mr. Freedman purchased a total of $121,593 of units comprised of a total of 238,418 shares of Series G (convertible into 23,842 shares of common stock) and 11,921 accompanying warrants on the same terms as all other investors in the Series G and accompanying warrants offering. Mr. Freedman’s subscription amount was used to repay the $121,593 of indebtedness owed to Mr. Freeman by Beeline. Mr. Freedman made a $75,000 loan to Beeline on December 11, 2023 which was due February 11, 2024. The sums due above the principal represented default interest, fees and penalties. Mr. Liuzza guaranteed payment of the note issued to Mr. Freedman. On March 7, 2025, Mr. Freedman converted 534,201 shares of Series F Convertible Preferred Stock, 3,981 shares of Series F-1 Convertible Preferred Stock and 238,418 shares of Series G Convertible Preferred Stock into shares of the Company’s common stock.

Related Party Transactions Policy

We believe that the foregoing transactions were in the best interests of the Company and Beeline, respectively. Consistent with Section 78.140 of the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the shareholders, or are fair to us as a corporation as of the time they are authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Item 14. Principal Accountant Fees and Services.

The following table sets forth the aggregate fees paid for or accrued by the Company or Beeline for audit and other services provided by Salberg & Company, P.A. for the year ended December 31, 2024. The table does not include fees paid for or accrued by the Company for audit and other services provided by M&K CPAS, PLLC, the Company’s former independent registered public accounting firm prior to such firm’s replacement with Salberg & Company, P.A., although we voluntarily include such amounts in the footnotes to the below table.

	2024 (3)($)	2023 (3)($)
Audit Fees (1)	175,500	-
Audit Related Fees (2)	42,200	-
Tax Fees	-	-
All Other Fees	-	-
Total	217,700	-

(1)	Audit Fees – these fees relate to the annual audits and quarterly reviews of our financial statements and registration statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees – these fees relate to audit related fees pertained to a subsidiary standalone audit required for mortgage licensing requirements in various states.

(3)	Does not include fees totaling $102,002 paid to M&K CPAS, PLLC, the Company’s former independent registered public accounting firm, in 2024 or $122,446 paid to M&K CPAS, PLLC in 2023.

Item 15. Exhibits and Statement Schedules.

EXHIBIT INDEX

		Filed/	Incorporated by Reference
Exhibit No.	Description	Furnished Herewith	Form	Exhibit No.	Filing Date
3.1	Amended and Restated Articles of Incorporation of the Company		S-1	3.1	11/14/11
3.2	Articles of Merger		8-K	3.1	11/19/14
3.3	Certificate of Change		8-K	3.1	10/6/16
3.4	Certificate of Change		8-K	3.1	6/14/17
3.5	Certificate of Amendment of Articles of Incorporation		8-K	3.1	8/31/21
3.6	Certificate of Amendment to Designations of Series B Preferred Stock		8-K	3.2	10/25/21
3.7	Certificate of Change		8-K	3a	5/9/23
3.8	Certificate of Designations of the Series C Convertible Preferred Stock		8-K	3.a	9/29/23
3.9	Certificate of Amendment of Articles of Incorporation		8-K	3-a	1/4/24
3.10	Certificate of Designations of the Series D Convertible Preferred Stock		8-K	3-a	10/7/24
3.11	Certificate of Designations of the Series E Preferred Stock		8-K	3-b	10/7/24
3.12	Certificate of Designations of the Series F Convertible Preferred Stock		8-K	3-c	10/7/24
3.12(a)	Certificate of Correction - Series F Convertible Preferred Stock		8-K	3(b)	12/3/24
3.13	Certificate of Designations of the Series F-1 Convertible Preferred Stock		8-K	3-d	10/7/24
3.13(a)	Certificate of Correction - Series F-1 Convertible Preferred Stock		8-K	3(c)	12/3/24
3.14	Certificate of Designation of Series G Convertible Preferred Stock		8-K	3(a)(1)	12/3/24
3.14(a)	Certificate of Correction - Series G Convertible Preferred Stock		8-K	3(a)(2)	12/3/24
3.14(b)	Certificate of Amendment to Series G, filed on January 21, 2025		8-K	3(a)(3)	1/21/25
3.14(c)	Certificate of Amendment to the Series G Certificate of Designations		8-K	3(a)(3)	3/5/25
3.15	Certificate of Amendment of Articles of Incorporation		8-K	3.1	1/30/25
3.16	Certificate of Amendment to the Amended and Restated Articles of Incorporation		8-K	3.1	3/13/25
3.17	Second Amended and Restated Bylaws as adopted on August 14, 2024		8-K	10-a	8/16/24
3.17(a)	Amendment to Second Amended and Restated Bylaws		8-K	3(a)(3)	2/21/25
4.1	Form of Pre-Funded Warrant		8-K	4.4	9/10/24
4.2	Form of Warrant		8-K	4(a)	12/3/24

4.3	Form of Warrant	8-K	4.1	11/26/24
4.4	Description of Capital Stock	S-3/A		2/11/2025
10.1	2016 Equity Incentive Plan	S-8	99.1	2/28/19
10.2	Debt Satisfaction Agreement dated September 29, 2023 among the Co, The B.A.D. Company, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP, LDI Investments, LLC and TQLA, LLC	8-K	10.a	9/29/23
10.3	Loan Agreement dated May 15, 2024 among the Company, The B.A.D. Company, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP and LDI Investments, LLC	8-K	10-a	5/21/24
10.4	Executive Employment Agreement dated July 3, 2024 between the Company and Geoffrey Gwin	8-K	10-a	7/10/24
10.5	Debt Exchange Agreement dated September 4, 2024 among the Company, Craft Canning & Bottling, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP LDI Investments, LLC William Esping, WPE Kids Partners and Robert Grammen	8-K	10-b	9/5/24
10.6	Form of Securities Purchase Agreement	8-K	10.1	9/10/24
10.7	Placement Agent Agreement between the Company and Joseph Gunnar & Co., LLC	8-K	10.2	9/10/24
10.8	First Amended and Restated Debt Exchange Agreement dated October 3, 2024 among the Company, Craft Canning & Bottling, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP LDI Investments, LLC William Esping, WPE Kids Partners and Robert Grammen	8-K	10-a	10/7/24
10.9	Agreement and Plan of Merger and Reorganization by and among the Company, East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc.	8-K	10-b	10/7/24
10.10	First Amendment Agreement and Plan of Merger and Reorganization by and among the Company, East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc. dated October 7, 2024	8-K	10-c	10/7/24
10.11	Amendment No. 1 dated October 7, 2024 to Executive Employment Agreement dated July 3, 2024 between the Company and Geoffrey Gwin	8-K	10-d	10/7/24

10.12	Form of Securities Purchase Agreement dated November 13, 2024+		8-K	10.1	11/15/24
10.13	Form of Senior Secured Note dated November 14, 2024+		8-K	10.2	11/15/24
10.14	Form of Prepaid Warrant to Purchase Common Stock dated November 14, 2024+		8-K	10.3	11/15/24
10.15	Form of Registration Rights Agreement dated November 14, 2024+		8-K	10.4	11/15/24
10.16	Form of Shareholder Pledge Agreement dated November 14, 2024+		8-K	10.5	11/15/24
10.17	Form of Security and Pledge Agreement dated November 14, 2024+		8-K	10.6	11/15/24
10.18	Form of Guaranty dated November 14, 2024+		8-K	10.7	11/15/24
10.19	Form of Side Letter #1 dated November 14, 2024+		8-K	10.8	11/15/24
10.20	Form of Side Letter #2 dated November 14, 2024+		8-K	10.9	11/15/24
10.21	Form of Side Letter #3 dated November 14, 2024+		8-K	10.10	11/15/24
10.22	Form of Placement Agency Agreement dated November 14, 2024+		8-K	10.11	11/15/24
10.23	Form of Securities Purchase Agreement+		8-K	10(a)	12/3/25
10.24	Form of Registration Rights Agreement+		8-K	10(b)	12/3/25
10.25	Common Stock Purchase Agreement (ELOC)		S-1/A	10.23	1/3/2025
10.26	Registration Rights Agreement (ELOC)		S-1/A	10.24	1/3/2025
10.27	ELOC Side Letter		S-1/A	10.25	1/3/2025
10.28	Amended and Restated Common Stock Purchase Agreement (ELOC)		8-K	10.1	3/10/25
10.29	Amended and Restated Registration Rights Agreement (ELOC)		8-K	10.2	3/10/25
10.30	Termination Agreement		S-1/A	10.26	1/3/2025
10.31	2025 Equity Incentive Plan #		8-K	10.1	2/14/25
14.1	Code of Ethics	(1)^
16.1	Letter from M&K CPAS, PLLC		8-K	16	12/5/24
19.1	Insider Trading Policy	(1)^
21.1	Subsidiaries		S-1	21.1	12/13/24
23.1	Consent of Salberg & Company, P.A.	(1)^
23.2	Consent of M&K CPAS, PLLC	(1)^
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350	(2)^

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	(2)^
97	Clawback Policy	(1)^
101.INS	Inline XBRL Instance Document	(1)^
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)^
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)^
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)^
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)^
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)^
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	(1)^

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.
#	Indicates management compensatory plan, contract or agreement.
(1)	Filed herein.
(2)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
Copies of this report (including the financial statements) and any of the exhibits referred to above will be furnished at no cost to our stockholders who make a written request to our Corporate Secretary at Beeline Holdings, Inc., 188 Valley Street, Suite 225, Providence, RI 02909.
^	This exhibit was previously filed or furnished with our Form 10-K, originally filed with the SEC on April 15, 2025, which is being amended hereby.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

BEELINE HOLDINGS, INC.

April 28, 2025	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer
(Principal Executive Officer)

