Form 10-Q
period 2025-03-31
Beeline Holdings, Inc.
filed 2025-05-20
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2025

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

As of May 19, 2025, 9,061,418 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

BEELINE HOLDINGS, INC.

FORM 10-Q

March 31, 2025

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	March 31, 2025	December 31, 2024
	(unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,460	$391
Restricted cash	46	791
Mortgage loans held for sale, net, at fair value	5,229	6,925
Inventories	1,407	1,493
Interest rate lock commitment derivative	69	18
Prepaid expenses and other current assets	349	288
Accounts receivables, net	189	134
Total current assets	8,749	10,040
Goodwill	33,310	33,310
Intangible assets, net	5,725	5,749
Right-of-use assets	1,294	1,707
Property and equipment, net	14,030	14,775
Equity method investment	72	147
Other assets, net	573	787
Total Assets	$63,753	$66,515

Liabilities and Equity
Current liabilities:
Warehouse line of credit	$4,552	$6,106
Accounts payable	2,628	1,810
Accrued liabilities	1,760	1,513
Current portion of secured credit facilities, net of debt discount	4,273	4,466
Current portion of note payable and accrued interest, related parties	122	891
Current portion of notes payable and accrued interest, net of debt discount	815	840
Current portion of lease liabilities	439	525
Total current liabilities	14,589	16,151
Lease liabilities, net of current portion	1,030	1,351
Other noncurrent liabilities	39	45
Total liabilities	15,658	17,547

Commitments and contingencies (Note 17)

Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized and 7,819,813 and 468,950 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	-
Preferred stock Series B, $0.0001 par value; 2,500,000 shares authorized; 2,500,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Preferred stock Series D, $0.0001 par value; 255,474 shares authorized; 66,666 and 255,474 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series E, $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of March 31, 2025 and December 31, 2024	-	-
Preferred stock Series F, $0.0001 par value; 70,000,000 shares authorized; 12,065,168 and 69,085,562 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	7
Preferred stock Series F-1, $0.0001 par value; 1,000,000 shares authorized; 96,589 and 517,775 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series G, $0.0001 par value; 15,000,000 shares authorized; 9,382,079 and 5,308,239 shares issued and outstanding as of March 31, 2025 and December 31, 2024, respectively	1	1
Common stock to be issued, 10,000 shares and 13,115 shares as of March 31, 2025 and December 31, 2024, respectively	14	80
Preferred stock Series G to be issued, 0 shares and 245,098 shares as of March 31, 2025 and December 31, 2024, respectively	-	125
Additional paid-in capital	152,736	141,877
Accumulated other comprehensive loss	(17)	(34)
Accumulated deficit	(105,637)	(94,189)
Equity attributable to stockholders of Beeline Holdings, Inc.	47,099	47,867
Non-controlling interest	996	1,101
Total Equity	48,095	48,968
Total Liabilities and Equity	$63,753	$66,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	2025	2024
Revenues
Gain on sale of loans, net	$814	$-
Title fees	376	-
Loan origination fees	150	-
Interest income	71	-
Interest expense	(65)	-
Data and tech services	4	-
Net sales, spirits	482	597
Total net revenues	1,832	597

Operating Expenses
Salaries and benefits	2,331	350
Marketing and advertising	591	87
Professional fees	1,175	45
General and administrative expenses	765	102
Depreciation and amortization	823	14
Other operating expenses	651	-
Cost of sales, spirits (includes depreciation of $15 and $97 for 2025 and 2024, respectively)	418	460
Total operating expenses	6,754	1,058
Loss from operations	(4,922)	(461)
Other income (expense), net
Interest income	1	-
Interest expense	(1,889)	(248)
Loss on equity method investment	(75)	-
Other income	14	6
Other expense	(56)	-
Total other expense, net	(2,005)	(242)
Loss before income taxes	(6,927)	(703)
Provision for income taxes	-	-
Net loss from continuing operations	(6,927)	(703)
Net loss from discontinued operations	-	(590)
Net loss	(6,927)	(1,293)
Net loss attributable to non-controlling interests	105	-
Net loss attributable to common stockholders	(6,822)	(1,293)
Preferred stock dividends	(38)	(38)
Deemed dividend - Preferred stock Series G and warrant price protection	(4,588)	-
Net loss available to common stockholders	$(11,448)	$(1,331)

Comprehensive loss
Net loss	$(6,927)	$(1,293)
Unrealized foreign currency translation loss	17	-
Total comprehensive loss	(6,910)	(1,293)
Comprehensive loss attributable to non-controlling interests	105	-
Comprehensive loss attributable to common stockholders	$(6,805)	$(1,293)

Basic net loss from continuing operations per common share	$(3.71)	$(4.12)
Basic net loss from discontinued operations per common share	$-	$(3.46)
Basic net loss per common share available to common stockholders	$(6.14)	$(7.80)
Basic weighted average common shares outstanding	1,864,794	170,605

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes In Equity (Deficit)

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Loss	Interest	(Deficit)
Balance, December 31, 2023	170,599	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,559	$(82,706)	$-	$-	$853
Issuance of common stock for services by third parties	176	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-		-	2
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)		-	(38)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,293)		-	(1,293)
Balance, March 31, 2024	170,775	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,561	$(84,037)	$-	$-	$(476)

Balance, December 31, 2024	468,950	$-	2,500,000	$-	-	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968
Issuance of stock for services by third parties	-	-	-	-	-	-	-	-	-	-	-	-	-	-	264,796	-	(125)	125	-	-	-	-
Issuance of stock related to settlement	13,115	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(80)	80	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14	116	-	-	-	130
Conversion of preferred shares	6,247,126	1	-	-	-	-	(188,808)	-	-	-	(57,020,394)	(6)	(421,186)	-	(3,980,664)	-	-	6	-	-	-	1
Series G Preferred Stock issued for cash, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,417,159	-	-	3,266	-	-	-	3,266
Shares issued for cash, net of offering costs	1,090,622	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,978	-	-	-	1,978
Note payable, related party converted to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,372,549	-	-	700	-	-	-	700
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17	-	17
Deemed dividend-price protection	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	4,588	(4,588)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,822)	-	(105)	(6,927)
Balance, March 31, 2025	7,819,813	$1	2,500,000	$-	-	$-	66,666	$-	200,000	$-	12,065,168	$1	96,589	$-	9,382,079	$1	$14	$152,736	$(105,637)	$(17)	$996	$48,095

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2025 and 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(6,927)	$(1,293)
Net loss from discontinued operations	-	590
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(814)	-
Recovery of credit losses	(29)	-
Depreciation and amortization	838	36
Inventory provision	-	(24)
Amortization of debt discount	1,462	13
Preferred stock dividends	(38)	(38)
Equity method loss	75	-
Issuance of common stock for services by third parties	80	2
Issuance of common stock for services by related parties	50	-
Noncash lease expense	6	2
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	23,990	-
Originations and purchases of mortgage loans held for sale	(21,480)	-
Inventories	86	52
Interest rate lock commitment derivative	(51)	-
Prepaid expenses and other current assets	36	(406)
Accounts receivables, net	(26)	372
Other assets	114	-
Accounts payable	819	(14)
Accrued liabilities	247	56
Accrued interest	99	153
Other liabilities, related party	-	581
Other noncurrent liabilities	(6)	-
Net cash (used in) provided by operating activities	(1,469)	82
Net cash used in operating activities of discontinued operations	-	(164)
Net cash used in operating activities	(1,469)	(82)
Cash Flows From Investing Activities:
Purchase of internal-use software	(65)	-
Net cash used in investing activities of continuing operations	(65)	-
Net cash used in investing activities of discontinued operations	-	(77)
Net cash used in investing activities	(65)	(77)
Cash Flows From Financing Activities:
Net repayments under warehouse line of credit	(1,540)	-
Shares issued for cash, net of debt discount costs	5,244	-
Proceeds from notes payable, related party	222	-
Payments of principal on secured credit facilities	(1,836)	-
Payments of principal on notes payable, related party	(224)	-
Payments of principal on notes payable	(25)	-
Net cash provided by financing activities	1,841	-
Net increase (decrease) in cash	307	(159)
Effect of exchange rate changes on cash	17	-
Cash and restricted cash at the beginning of the period	1,182	306
Cash and restricted cash at the end of the period	$1,506	$147

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$85	$81
Operating cash flows from operating leases	$158	$64

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable, related party converted to Preferred stock Series G	$700	$-
Conversion of preferred shares	$6	$-
Deemed dividend - Preferred stock Series G and warrant price protection	$4,588	$-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	2025	2024
Cash and cash equivalents	$1,460	$147
Restricted cash	46	-
Total cash and cash equivalents and restricted cash	$1,506	$147

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

1. NATURE OF BUSINESS

Beeline Holdings, Inc. (the “Company”) was incorporated under the laws of Nevada in 2004. On March 12, 2025, the Company changed its name from Eastside Distilling, Inc.

Merger

On September 4, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger”) with Bridgetown Spirits Corp. (“Bridgetown Spirits”) and Beeline Financial Holdings, Inc. (“Beeline Financial”), a Delaware corporation. The Merger closed on October 7, 2024 and Beeline Financial became a wholly-owned subsidiary of the Company.

Beeline Financial was incorporated in Delaware on July 1, 2020 and is the successor to a Rhode Island corporation organized in 2018. Beeline Financial is an Artificial Intelligence (“AI”)-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, introducing its Chat Application Programming Interface (“API”) “Bob” in July 2023.

Debt Exchange Agreement

On September 4, 2024, the Company and its subsidiary, Craft Canning + Printing (“Craft C+P”), entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”), which closed on October 7, 2024, resulting in the assignment by the Company of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of the Company and the deconsolidation of Craft C+P, see Note 4 - Discontinued Operations.

Subsequent to the execution of the Debt Exchange Agreement, the Company organized a subsidiary, Bridgetown Spirits, which was incorporated on October 3, 2024, and assigned the Company’s business of manufacturing and marketing spirits to Bridgetown Spirits, which manufactures (through sub-contractors), acquires, blends, bottles, imports, markets and sells a wide variety of alcoholic beverages under recognized brands. Bridgetown Spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, rum, and tequila. Bridgetown Spirits sells products on a wholesale basis to distributors in open states and through brokers in control states. The Company owns 53% of Bridgetown Spirits as of March 31, 2025.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

These consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company is subject to a number of risks common to emerging companies stemming from, among other things, a limited operating history, rapid technological change, uncertainty of market acceptance and products, uncertainty of regulatory approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, interest rate fluctuations, product liability, and the dependence on key individuals. The Company has incurred recurring losses and negative cash flows from operations since its inception, has a working capital deficit as of March 31, 2025 and is dependent on debt and equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if assumes Company were unable to continue as a going concern.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2025, its operating results for the three months ended March 31, 2025 and 2024 and its cash flows for the three months ended March 31, 2025 and 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. All intercompany balances and transactions have been eliminated on consolidation.

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Beeline Financial Holdings, Inc., Beeline Title Holdings, Inc. (“Beeline Title Holdings”), Beeline Mortgage Holdings, Inc. (“Beeline Mortgage”), Beeline Labs, Inc., and Beeline Loans Pty Ltd. (“Australian Subsidiary”). Intercompany transactions and balances have been eliminated.

Beeline Title Holdings has four subsidiaries, Beeline Title, LLC (“Beeline Title”), Beeline Texas Title, LLC (“Beeline Texas Title”), Beeline Settlement Services, LLC (“Beeline Settlement Services”), and Beeline Title Agency, LLC (“Beeline Title Agency”). Beeline Mortgage Holdings has one subsidiary, Beeline Loans, Inc. (“Beeline Loans”).

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

USE OF ESTIMATES

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Significant estimates and assumptions in these consolidated statements include: the fair value of mortgage loans held for sale, valuation of inventory, valuation of investments, valuation of accounts receivable, valuation of derivative instruments, valuation of software, valuation of intangible assets, valuation of goodwill, valuation of lease liabilities and related right of use assets, contingent liability for loan repurchases, and valuation of non-cash equity grants and issuances. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Beeline considers highly liquid investments purchased with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts that are readily convertible into cash.

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of March 31, 2025 was $45,584, see Note 13 – Notes Payable-Related Parties.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

March 31, 2025

(Unaudited)

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

March 31, 2025

(Unaudited)

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

ACCOUNTS RECEIVABLE FACTORING PROGRAM

The Company has an accounts receivable factoring program that had a zero balance as of March 31, 2025 and December 31, 2024. Under the program, the Company has the option to sell certain customer account receivables in advance of payment for 75% of the amount due. When the customer remits payment, the Company receives the remaining balance. Interest is charged on the advanced 75% payment at a rate of 2.4% for the first 30 days plus 1.44% for each additional ten-day period. Under the terms of the agreement, the factoring provider had full recourse against the Company should the customer fail to pay the invoice. In accordance with ASC Topic 860 – Transfers and Servicing, the Company has concluded that the agreement has met all three conditions identified in ASC Topic 860-10-40-5 (a) – (c) and have accounted for this activity as a sale. Given the quality of the factored accounts, the Company does not recognize a recourse obligation. In certain limited instances, the Company may provide collection services on the factored accounts but does not receive any fees for acting as the collection agent, and as such.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired for the period ended March 31, 2025.

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

March 31, 2025

(Unaudited)

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There was no material items recorded at fair value on a nonrecurring basis as of March 31, 2025 and December 31, 2024.

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

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of March 31, 2025.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd, the functional currency of the Company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd is the Australian dollar. For Beeline Loans Pty Ltd, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation adjustment for the three months ended March 31, 2025 was $17,019.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis for the three months ended March 31, 2025.

As of March 31, 2025, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.63, and the average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.63.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

NON-CONTROLLING INTERESTS

Beeline follows ASC 810, Consolidation, governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than step acquisitions or dilution gains or losses, and that losses of a partially-owned subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. Net loss attributable to NCI for the three months ended March 31, 2025 was $0.1 million.

INVESTMENT IN EQUITY METHOD INVESTEE

On February 7, 2024, MagicBlocks, Inc., a Delaware corporation, was incorporated by a third party. On July 31, 2024, the Company was issued 4.3 million shares of Magic Blocks representing ownership interest of 47.6%. The Company has determined that its investment in MagicBlocks is subject to the equity method of accounting in accordance with ASC 825-10, Financial Instruments. As of March 31, 2025, the Company recorded a loss on equity method investment of $0.1 million.

DEPOSITS

Deposits are included in other assets and include security deposits for leased office spaces, which are refundable to the Company upon expiration of the lease agreements.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the three months ended March 31, 2025 and 2024, marketing and advertising expenses were $0.6 million and $0.1 million, respectively.

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

March 31, 2025

(Unaudited)

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

The Company evaluates all significant tax positions as required by ASC 740. As of March 31, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2022, 2023, and 2024 remain open for potential audit.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. As a result of the merger, the statement of operations for the three months ended March 31, 2024 represents the new structure and retrospectively reclassifies discontinued operations. In addition, the senior secured debentures were reclassed from notes payable to secured credit facilities and stock to be issued related to common stock and preferred stock Series G was presented separately as of December 31, 2024.

4. DISCONTINUED OPERATIONS

The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift. The operating results of Craft C+P have been classified as discontinued operations during the three months ended March 31, 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Income and expense related to Craft C+P were as follows for the three months ended March 31:

(Dollars in thousands)	2024
Sales	$1,849
Less customer programs and excise taxes	35
Net sales	1,814
Cost of sales	1,766
Gross profit	48
Operating expenses:
Sales and marketing expenses	17
General and administrative expenses	741
Gain on disposal of property and equipment	(120)
Total operating expenses	638
Loss before income taxes	(590)
Provision for income taxes	-
Net loss from discontinued operations	$(590)

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

5. BUSINESS SEGMENTS

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

Segment information was as follows for the three months ended March 31:

(Dollars in thousands)	2025	2024
Beeline
Gain on sale of loans, net	$814	$-
Title fees	376	-
Loan origination fees	150	-
Interest income	71	-
Interest expense	(65)	-
Data and tech services	4	-
Total net revenues	1,350	-
Salaries and benefits	1,167	-
Marketing and advertising	527	-
Professional fees	35	-
General and administrative expenses	495	-
Depreciation and amortization	795	-
Other operating expenses	643	-
Total operating expenses	3,662	-
Loss from operations	(2,312)	-
Interest expense	(10)	-
Other expense	(3)	-
Net loss	$(2,325)	$-

Bridgetown Spirits
Net sales, spirits	$482	$597
Cost of sales, spirits (inclusive of depreciation)	418	460
Salaries and benefits	162	147
Marketing and advertising	61	87
Professional fees	9	-
General and administrative expenses	52	-
Depreciation and amortization	4	-
Total operating expenses	706	694
Loss from operations	(224)	(97)
Other income	-	5
Net loss	$(224)	$(92)
Gross profit	$64	$137
Gross margin	13%	23%

Corporate
Salaries and benefits	$1,002	$203
Marketing and advertising	3	-
Professional fees	1,131	45
General and administrative expenses	218	102
Depreciation and amortization	24	14
Other operating expenses	8	-
Total operating expenses	2,386	364
Interest income	1	-
Interest expense	(1,879)	(248)
Loss on equity method investment	(75)	-
Other income	14	1
Other expense	(53)	-
Net loss	$(4,378)	$(611)

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

6. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	March 31, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$5,229	$-	$-	$6,925	$-
Interest rate lock commitment derivative	-	-	69	-	-	18

A roll forward of the level 3 valuation financial instruments was as follows:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Balance, beginning of year	$18	$124
Change in fair value in gain on sale of loans, net	51	(106)
Balance, end of year	$69	$18

7. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusts adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Mortgage loans held for sale	$5,141	$6,878
Net fair value adjustment	88	47
Mortgage loans held for sale, at fair value	$5,229	$6,925

8. INVENTORIES

Inventories consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Raw materials	$706	$823
Finished goods	701	670
Total inventories	$1,407	$1,493

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Beeline brand	$4,557	$4,557
Azuñia brand	822	822
Customer list	393	393
Total	5,772	5,772
Less accumulated amortization	(47)	(23)
Intangible assets	$5,725	$5,749

The Beeline and Azuñia brands have been determined to have an indefinite life and are not amortized. The Company, on an annual basis, tests the indefinite-lived assets for impairment. If the carrying value of an indefinite-lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of March 31, 2025, the Company determined that the Beeline asset was not impaired. As of December 31, 2024, the Company determined that the Azuñia assets were impaired and recorded an impairment of $3.3 million resulting in the current balance of $0.8 million.

Customer data that was acquired in the merger, has a useful life of four years and amortization expense was $24,562 for the three months ended March 31, 2025.

10. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Internal-use software	$15,290	$15,225
Furniture and fixtures	654	654
Leasehold improvements	1,537	1,537
Computers and hardware	12	12
Vehicle	27	27
Total	17,520	17,455
Less accumulated depreciation and amortization	(3,490)	(2,680)
Total property and equipment, net	$14,030	$14,775

Depreciation expense related to property and equipment was $0.1 million and $22,653 for the three months ended March 31, 2025 and 2024, respectively. Amortization expense related to internal-use software was $0.8 million for the three months ended March 31, 2025.

The estimated future amortization expense of internal-use software as of March 31, 2025 was as follows:

(Dollars in thousands)
2025	$2,300
2026	3,045
2027	3,045
2028	3,045
2029	2,330
$13,765

Beeline’s internal developers created a new proprietary software, Hive, and launched it in 2024. The most notable feature of the new software is the integration of Bob. The Company recorded $0.1 million of additional purchases of internal-use software for the three months ended March 31, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

11. WAREHOUSE LINE OF CREDIT

On September 21, 2021, Beeline Financial entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by Beeline Financial or the lender upon 60 days’ notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has subsequently been renewed with the latest renewal through September 21, 2025 at the current $5.0 million limit subject to lender discretion. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans Beeline Financial closes per month. Beeline Financial is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, and monthly interim unaudited financial statements if requested. Beeline Financial is also subject to loan repurchase provisions as defined in the agreement and certain non-financial covenants. Beeline Financial grants to the lender a security interest in and to all of Beeline Financial’s right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of March 31, 2025, the warehouse line of credit and accrued interest outstanding balance was $4.5 million. Interest expense on the warehouse line of credit was $0.1 million for the three months ended March 31, 2025.

12. NOTES PAYABLE

Notes payable consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Note payable - 2023	$500	$500
Term loan agreement	250	275
Total	750	775
Accrued interest	69	70
Debt discount	(4)	(5)
Notes payable, net	$815	$840

During 2023, Beeline Financial issued a note payable for proceeds of $0.5 million, net of offering costs. However, this balance is not included in the 2023 consolidated balance sheet due to the Merger closing October 7, 2024. Interest accrues at 18.0% per annum and interest-only payments are made monthly. This loan matured December 2024. As of March 31, 2025, the principal balance was $0.5 million and accrued interest was $0.1 million. Beeline Financial is in current discussions with the lender to extend this note payable.

On April 29, 2021, Beeline Financial and Beeline Loans entered into a term loan agreement with the Business Development Company of Rhode Island for $0.3 million which was originally to mature on April 29, 2026 with an interest rate of 6.0%. The loan was amended in June 2024 to accelerate the maturity to June 21, 2024, and to change the personal guarantees from two guarantors to solely Beeline Financial’s Chief Executive Officer, as the guarantor. Beeline Financial made interest-only payments during 2024. As of March 31, 2025, the principal balance was $0.3 million and unamortized debt discount was $3,786. Beeline Financial is in current discussions with the lender to extend this term loan agreement.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

13. NOTES PAYABLE – RELATED PARTIES

Notes payable, related parties consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Chief Executive Officer	$122	$737
Board member	-	87
Total	122	824
Accrued interest	-	67
Total notes payable, related parties	$122	$891

In February and March of 2025, Mr. Liuzza advanced the Company a total of $122,241 which the Company used for working capital and general corporate purposes. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On December 31, 2024, Nicholas Liuzza, the Company’s Chief Executive Officer, loaned $0.7 million to Beeline Loans in exchange for a demand promissory note, which accrues interest at the rate of 8% per annum and is payable within 15 days of a demand notice made by Mr. Liuzza. The funds were held in a restricted account to permit Beeline Loans to improve its ability to make real estate loans. On February 17, 2025, he converted the $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares.

In July 2023, Beeline Financial issued a note to a private company in which Joseph Freedman, a Board member of the Company and Beeline Financial, has an ownership interest. This note was for $0.1 million and accrued interest at 7% per annum and is due on demand. This note was subsequently repaid in January 2025.

14. SECURED CREDIT FACILIITES

Secured credit facilities consisted of the following:

(Dollars in thousands)	March 31, 2025	December 31, 2024
Purchase agreement	$1,472	$1,938
Side letter	493	448
Senior secured debentures	2,567	3,600
Total	4,532	5,986
Accrued interest	-	199
Debt issuance costs	(259)	(1,719)
Total secured credit facilities, net	$4,273	$4,466

Purchase Agreement

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of Senior Secured Notes (the “Notes”) and Pre-Funded Warrants to purchase a total of 36,360 shares of common stock for total net proceeds of $1.6 million in a private placement offering (the “Offering”). As of March 31, 2025, debt issuance costs were fully amortized. In March 2025, the Company and certain of the holders agreed to an extension of the maturity date to April 14, 2025 in exchange for an increase to the principal of the notes by 10%, and two lenders were each paid their principal balance plus 2.5% interest of $0.3 million.

On April 14, 2025, the Company and the remaining Note holders entered into an agreement for a second extension of the maturity dates of the Notes held by such holders to May 14, 2025. The terms of the recent extension are as follows: (i) if the Notes are paid off on or before April 29, 2025, then there will be no additional principal payment required; and (ii) if the principal of the applicable Notes are not paid off on or before April 29, 2025 but are paid on or before May 13, 2025, then an additional payment in an amount equal to 5% of the outstanding principal of the applicable Notes will be due. The Notes were partially repaid and further extended subsequent to March 31, 2025, see Note 21 – Subsequent Events.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

The Notes had a maturity date of 120 days from issuance, were issued with a 20% original issue discount and do not bear interest unless and until one or more of the customary events of default set forth therein occurs, whereupon each Note will bear interest at a rate of 18% per annum. If the Notes remained outstanding as of May 14, 2025, the Notes also required a special one-time interest payment of 30% which would increase the principal of each Note accordingly. Upon the occurrence of an event of default, each investor also has the right to require the Company to pay all or any portion of the Note at a 25% premium. Further, the Company was required to prepay the Notes in connection with certain sales of securities or assets at each investor’s election in an amount equal to 35% of the gross proceeds from such sales. The Company also had the right to prepay all, but not less than all, of the outstanding amounts under the Notes, at its election. The Notes contained certain restrictive covenants, including covenants precluding the Company and its subsidiaries from incurring indebtedness, transferring assets, changing the nature of its business, and engaging in certain other actions, subject to certain exceptions.

The Company also entered in three forms of side letters with the investors which (i) permitted one investor which along with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock (the “Series F”) for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the Offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permitted two investors to convert Series D Preferred Stock beginning on April 7, 2025, see Note 16 – Stockholders’ Equity, and (iii) permitted two investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F, which is $0.50 per share, to determine the number of shares of Series F. As of March 31, 2025, debt issuance costs related to the side letters were fully amortized.

Senior secured debentures

During 2024, Beeline Financial issued senior secured debentures of $3.6 million maturing September 5, 2025 with payments made in nine equal monthly installments of $0.4 million beginning January 2025. As of March 31, 2025, the principal balance was $2.6 million and unamortized debt discount were $0.3 million.

15. LEASE OBLIGATIONS

Beeline Financial leases office space under various operating lease agreements, including an office for its headquarters, for branch location and licensing purposes under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates. Bridgetown Spirits has an operating lease for its warehouse. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. Beeline Financial has leased approximately 27,381 square feet of space in Rhode Island, Australia and Oregon that expires at various dates through 2030. The Company does not have any financing leases.

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2025, the amount of right-of-use assets and lease liabilities were $1.3 million and $1.5 million, respectively. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for the three months ended March 31, 2025 was $0.1 million.

Maturities of lease liabilities as of March 31, 2025 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2025	$423
2026	450
2027	228
2028	234
2029	242
Thereafter	249
Total lease payments	1,826
Less imputed interest (based on 9.0% weighted-average discount rate)	(357)
Present value of lease liability	1,469	3.76
Less current portion	439
Lease liabilities, net of current portion	$1,030

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

16. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On March 12, 2025, the Company implemented a 1-for-10 reverse stock split of its common stock. All share and per share data in these consolidated financial statements have been retrospectively adjusted to give effect to the stock split.

As of March 31, 2025, the Company had stock to be issued of 10,000 shares of common stock in satisfaction of the former Chief Executive Officer’s employment agreement and recorded $14,300 of stock to be issued on the consolidated balance sheets as of March 31, 2025.

In February 2025, the Company issued 13,115 shares of common stock related to a legal settlement agreed upon in October 2024 where $0.1 million was recorded as stock to be issued at December 31, 2024.

The Company issued a cumulative 6,247,126 shares of common stock as a result of various preferred stock conversions as noted below.

During the three months ended March 31, 2024, the Company issued 176 shares of common stock to a director to settle $5,379 of accrued compensation. The shares were issued at a contractually agreed upon price of $30.50 per share. For accounting purposes, the shares were valued at $11.60 per share based upon the closing price on the date of grant for stock-based compensation of $2,046.

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

On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the maximum amount under the ELOC Agreement from $35 million to $10 million. During the three months ended March 31, 2025, the Company sold and issued a total of 1,090,622 shares of common stock for an aggregate purchase price of $2.1 million to the Purchaser. The Company recorded offering costs related to the ELOC of $0.1 million as of March 31, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

Preferred Stock

The Company has 100 million shares of preferred stock authorized.

Issuance of Series B Preferred Stock

On October 19, 2021, the Company entered into a securities purchase agreement (“Purchase Agreement”) with an accredited investor for its purchase of 2.5 million shares (“Preferred Shares”) of Series B Convertible Preferred Stock (“Series B Preferred Stock”) at a purchase price of $1.00 per Preferred Share, which Preferred Shares are convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation Establishing Series B Preferred Stock of the Company with an initial conversion price of $620.00 per share. 4,250 shares of common stock were reserved for issuance in the event of conversion of the Preferred Shares. The holder of Series B has voting rights on an as-converted basis.

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For both the three months ended March 31, 2025 and 2024, the Company accrued $37,500 of preferred dividends.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

During the three months ended March 31, 2025, 188,808 shares of Series D Preferred Stock were converted into 104,893 shares of common stock.

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

Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, the Company issued a total of 200,000 shares of Series E Preferred Stock to certain lenders, and they released the Company from liability for $2.0 million of unsecured debt.

Issuance of Series F and F-1 Preferred Stock

Each share of Series F and F-1 Preferred Stock has a stated value of $0.50 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series F and F-1 Preferred Stock with an initial conversion price of $5.00 per share. The number of shares of Common Stock into which a holder may convert Series F and F-1 Preferred Stock is limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%. That beneficial ownership limitation does not, however, apply to holders who are subject to Section 16 of the Exchange Act by virtue of being an executive officer or director of the Company which presently only applies to the Company’s Chief Executive Officer.

The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025. During the three months ended March 31, 2025, 57,020,394 and 421,186 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,744,158 shares of common stock.

Issuance of Series G Preferred Stock

Each share of Series G Preferred Stock has a stated value of $0.51 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series G Preferred Stock with an initial conversion price of $5.10 per share. The conversion price is subject to adjustment as provided therein including that in the event of an issuance of common stock or common stock equivalents at a price per share that is less than the conversion price, the conversion price then in effect will be reduced to such lower price per share, subject to certain exceptions and to a floor price of 20% of the Nasdaq Minimum Price as of the initial closing date of the offering of such Series G Preferred Stock (see below for triggering event). The result of such provision is that more shares of common stock will be issuable upon conversions of the Series G Preferred Stock if there is a subsequent issuance at a lower price per share. The Series G Preferred Stock conversion price is subject to equitable adjustment in the event of a stock split, reverse split, and similar events. The number of shares of Common Stock into which a holder may convert Series G Preferred Stock will be limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%.The holder of Series G Preferred Stock has no conversion or voting rights prior to stockholder approval of such actions. In the event of a liquidation of the Company, the holders of Series G Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis, subordinate only to the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock. The conversion of Series G Preferred Stock was approved at a special meeting of stockholders on March 7, 2025.

On April 25, 2025, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Series G Preferred Stock Certificate of Designations. The Certificate of Amendment provides that (i) the beneficial ownership limitation on conversion set forth in the Certificate of Designation will not apply to a holder who is otherwise subject to Section 16(a) of the Securities Exchange Act of 1934 by virtue of being an executive officer or director of Company, and (ii) the anti-dilution price protection adjustment rights with respect to subsequent offerings or issuances of securities will not apply to an equity line of credit or at-the-market offering facility or as otherwise determined by the holder(s) of a majority of the Series G Preferred Stock.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

During the three months ended March 31, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million. The Company incurred offering costs of $6,270 related to the offering. In addition, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares of common stock.

On March 25, 2025 (“the trigger date”), the Company sold common shares under the ELOC at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. The Company recorded a deemed dividend related to the Series G Preferred Stock price protection of $1.5 million. The deemed dividend was computed as the fair value of the embedded conversion option with the reduced conversion price of $1.67 less the fair value of the embedded conversion option with the original conversion price of $5.10 as computed on the trigger date. See below for warrant issuance, related deemed dividend allocation, and assumptions used in the Black-Scholes model.

During the three months ended March 31, 2025, 3,980,664 shares of Series G Preferred Stock were converted into 398,066 shares of common stock.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock as payment for past legal services of $0.1 million included in stock to be issued on the consolidated balance sheets as of December 31, 2024, and 19,698 shares of Series G Preferred Stock as payment in 2025.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). As of March 31, 2025, there were 29 options and 34,935 restricted stock units (“RSUs”) fully vested and outstanding under the 2016 Plan. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Equity Incentive Plan (the “2025 Plan”).

2025 Equity Incentive Plan

On February 10, 2025, the Company’s Board of Directors adopted the 2025 Plan and authorized the 2025 Plan to be submitted to stockholders of the Company for approval. There are 1.2 million shares available for award under the 2025 Plan. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards. The Company has not issued any awards under the 2025 Plan.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

A summary of all stock option activity as of and for the three months ended March 31, 2025 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	212	$579.50
Options forfeited	(108)	1,215.91
Outstanding as of December 31, 2024	104	$304.34
Options forfeited	(75)	304.39
Outstanding and exercisable as of March 31, 2025	29	$339.49

The aggregate intrinsic value of options outstanding as of March 31, 2025 was $0 and all options had vested.

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

The Company did not issue any additional stock options during the three months ended March 31, 2025 and 2024.

Warrants

During the three months ended March 31, 2025, the Company sold shares of Series G Preferred Stock and in conjunction issued warrants to purchase a total of 320,862 shares of common stock. The Company recorded offering costs of $6,270 as of March 31, 2025. In addition, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares. The Warrants have a term of five years from issuance and are exercisable at an exercise price of $6.50 per share.

On March 25, 2025, the Company sold shares under the ELOC at $1.67 per share, which was less than the exercise price of the Warrants issued in the Company’s Series G Preferred Stock offering, resulting in the reduction of the exercise price of the warrants to $1.67 per share and an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. The Company recorded a deemed dividend related to the Warrants price protection of $3.1 million.

The estimated fair value of the deemed dividend relating to the price protection adjustment is computed as the fair value of the warrants with the reduced exercise price of $1.67 less the fair value of the warrants at the original exercise price of $6.50 as computed on the trigger date. The Black-Scholes option-pricing model used the assumptions below:

Volatility	131%
Risk-free interest rate	4.07%
Expected term (in years)	5.00
Expected dividend yield	-
Fair value of common stock	$1.88

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

A summary of all Warrant activity as of and for the three months ended March 31, 2025 is presented below:

	Warrants	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	20,167	3.8	$348.70	$-
Granted	414,494	4.6	18.90	1.0
Expired	(119,605)	4.3	50.00	-
Outstanding as of December 31, 2024	315,056	4.6	28.20	1.0
Additions due to price protection adjustment	1,774,986	5.0	6.50	-
Issued with Series G Preferred Stock units sold	389,490	5.0	1.67	0.3
Expired	(500)	-	(788.0)
Outstanding as of March 31, 2025	2,479,032	4.9	$5.65	$0.3

Beeline Warrants

In the Merger Agreement, the Company agreed to assume 5,868 outstanding Beeline Warrants with an exercise price of $231.20 per share. The new Warrants have not been issued as of the date of this Report.

17. COMMITMENTS AND CONTINGENCIES

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

Government Regulations Affecting Mortgage Loan Origination

Beeline Financial operates in a heavily regulated industry that is highly focused on consumer protection. The extensive regulatory framework to which Beeline Financial is subject includes U.S. federal and state laws and regulations.

Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over all aspects of Beeline Financial’s business.

Under the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Dodd-Frank Act”), the Consumer Financial Protection Bureau (the “CFPB”) was established to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB’s jurisdiction includes those persons producing or brokering residential mortgage loans. It also extends to Beeline Financial’s other lines of business title insurance. The CFPB has broad supervisory and enforcement powers with regard to non-depository institutions, such as Beeline Financial, that engage in the production and servicing of home loans.

The following discussion should be read in conjunction with the efforts of the Trump Administration to shut down the CFPB. Presently, there is a lower federal court order enjoining the efforts to eliminate the CFPB, although the order has been appealed.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

Beeline Financial is also supervised by regulatory agencies under state law. From time-to-time, Beeline Financial receives examination requests from the states in which Beeline Financial is licensed. State attorneys general, state mortgage licensing regulators, state insurance departments, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding Beeline Financial’s operations and activities. In addition, the government-sponsored enterprises, or GSEs, the Federal Housing Authority (the “FHA”), the Federal Trade Commission (the “FTC”), and others subject Beeline Financial to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future.

Beeline Financial maintains dedicated staff on the legal and compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.

18. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of March 31, 2025, there was one account that exceeded the limit by $1.0 million. As of December 31, 2024, there was one account that exceeded the limit by $0.5 million.

The Company relies on one lender for the warehouse line it uses to fund the mortgage loans it makes to its customers, which is limited to a maximum of $5.0 million.

The Company sold its mortgage loans to seven investors for the three months ended March 31, 2025.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $1.3 million as of March 31, 2025. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

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

19. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of March 31, 2025 and December 31, 2024. As of March 31, 2025, there were 14.5 million shares of common stock equivalents that were antidilutive due to the Company’s net loss.

20. RELATED PARTY TRANSACTIONS

Beeline Financial issued a note to a private company in which Joseph Freedman, a Board member of the Company, has an ownership interest. This note was for $0.1 million, accrues interest at 7% per annum and is due on demand. This note was subsequently repaid in January 2025. Additionally in January 2025, Mr. Freedman purchased 238,418 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 11,921 shares of common stock for total gross proceeds of $0.1 million.

During March 2025, the Company’s Chief Executive Officer, Nicholas Liuzza, purchased 4,308,155 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 215,409 shares of common stock for total gross proceeds of $2.2 million. In addition, Mr. Liuzza converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares.

Jessica Kennedy, Beeline Financial’s Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the three months ended March 31, 2025, the Company had transactions of $2,759 with Tower Title.

Beeline Loans partnered with CredEvolv on February 26, 2025 to help declined borrowers improve their credit and secure mortgage approval. Steve Romano is co-founder and President of CredEvolv. Mr. Romano also serves on the Company’s Board of Directors.

Beeline Loans is a member of The Mortgage Collaborative, which is an industry trade group founded by David Kittle. Beeline Loans pays membership fees to The Mortgage Collaborative. Mr. Kittle was appointed as Special Advisor to the Company and Board of Directors on March 12, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

March 31, 2025

(Unaudited)

21. SUBSEQUENT EVENTS

Advances

During April 2025, Mr. Liuzza and a consultant each advanced the Company $0.2 million.

Notes Payable

The Company is in current discussions with a lender to extend the note payable that was due December 31, 2024 for an additional six months.

The Company is in current discussions with a lender to extend the note payable that was due June 21, 2024. The principal balance as of March 31, 2025 was $0.3 million.

Secured Credit Facilities

On May 12, 2025, the Company entered into an agreement with certain secured lenders pursuant to which such lenders agreed to extend the maturity date of their respective Senior Secured Notes (the “Notes”) which were issued on November 14, 2024 pursuant to the Purchase Agreement having an aggregate principal amount of $0.5 million, as previously extended, to August 14, 2025.

On May 13, 2025, the Company borrowed $0.3 million from an affiliate of one of the lenders and issued it a $0.3 million non-convertible promissory note which is due on July 13, 2025, and bears interest computed at the per annum minimum Internal Revenue Service imputed as it may change from time-to-time prior to maturity. Such promissory note may be exchanged for convertible preferred stock of the Company having such terms as are reasonably acceptable to the Company and the lender.

On May 14, 2025, the Company entered into an agreement with two secured lenders pursuant to which the parties agreed to an extension to the Notes and certain related transactions on the following terms and conditions. Specifically, the Company paid 50% of the outstanding principal balance of $0.5 million on May 14, 2025, and the maturity date of each Note was extended to May 26, 2025. The Company’s obligations under these Notes, with a combined outstanding principal balance of $0.5 million, may be satisfied in one of the following manners as mutually determined by the lenders: (i) the Company shall pay the remaining principal balance of the Notes, plus a premium equal to 3% of such amount, in cash, on or before May 26, 2025; or (ii) the lenders may collectively exchange the outstanding principal balance of their Notes for the shares of common stock of Bridgetown Spirits held by the Company. If such exchange option is selected by the lenders, the Company additionally agreed to pay 50% of the current salary of Bridgetown Spirits’ Chief Executive Officer for a 60-day period beginning May 26, 2025.

Stockholders’ Equity

ATM Agreement

On April 30, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co., Inc., pursuant to which the Company may issue and sell over time and from time to time, to or through Ladenburg, up to $7.0 million of shares of the Company’s common stock. During May 2025, the Company sold 22,295 shares at a weighted average of $1.37 per share for gross proceeds of $30,542.

ELOC Agreement

Subsequent to March 2025, the Company sold and issued a total of 912,644 shares of common stock for an aggregate purchase price of $1.0 million to the Purchaser.

Series D Preferred Stock

Subsequent to March 2025, 66,666 shares of Series D Preferred Stock were converted into 266,666 shares of common stock.

Series G Preferred Stock and Warrants

Subsequent to March 31, 2025, 400,000 shares of Series G Preferred Stock were converted into 40,000 shares of common stock. However, due to price protection provisions applicable to the Series G Preferred Stock, the Company may be required to issue up to an additional 82,158 common shares.

On April 25, 2025, the Company filed with the Nevada Secretary of State a Certificate of Amendment to the Series G Preferred Stock Certificate of Designations. The Certificate of Amendment provides that (i) the beneficial ownership limitation on conversion set forth in the Certificate of Designation will not apply to a holder who is otherwise subject to Section 16(a) of the Securities Exchange Act of 1934 by virtue of being an executive officer or director of Company, and (ii) the anti-dilution price protection adjustment rights with respect to subsequent offerings or issuances of securities will not apply to an equity line of credit or at-the-market offering facility or as otherwise determined by the holder(s) of a majority of the Series G Preferred Stock.

The Company also entered into a letter agreement with Mr. Liuzza providing that the same amendments to the Series G as are described above with respect to his beneficial ownership limitation shall also apply to Mr. Liuzza’s Warrants of 1,487,123 with an exercise price of $1.67 per share.

On April 30, 2025, the Company sold 223,214 shares under the ELOC at $1.12 per share, which was less than the exercise price of the Warrants which were issued in connection with the Series G Preferred Stock offering, resulting in a decrease in the exercise price of the Warrants to $1.12 under the full price protection adjustment of the Warrants and an increase in the shares of common stock issuable upon exercise of such Warrants by an additional 442,750 shares.

On May 16, 2025, Mr. Liuzza agreed that the exercise price of the Warrants which were issued to him in connection with the Series G Preferred Stock offering would be amended to be exercisable at $1.75 per share.  The Company is in the process of requesting from the other Warrant holders that their exercise price be amended to be $1.75 per share as well. This will be treated for accounting purposes as a warrant modification, which is not expected to have an accounting effect.

Additionally on May 16, 2025, the Company sold 100,000 shares under the ELOC at $1.05 per share, which was less than the exercise price of the Warrants which were issued in connection with the Series G Preferred Stock offering, resulting in a decrease in the exercise price of the Warrants to $1.05 under the full price protection adjustment of the Warrants and an increase in the shares of common stock issuable upon exercise of such Warrants by an additional 89,633 shares.

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

You should not place undue certainty on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Factors that could cause our expectations to be unfulfilled include those discussed in Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2024 entitled “Risk Factors” as well as factors we have not yet anticipated.

Objective

The following discussion provides an analysis of the financial condition, cash flows and results of operations from management’s perspective of Beeline Holdings, Inc. (the “Company”). Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations.

Overview

The Company was incorporated under the laws of Nevada in 2004.

Merger

On September 4, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger”) with Bridgetown Spirits Corp. (“Bridgetown Spirits”) and Beeline Financial Holdings, Inc. (“Beeline Financial”). The Merger closed on October 7, 2024. On March 12, 2025, the Company changed its name to Beeline Holdings, Inc. (the “Company).

Beeline Financial was incorporated in Delaware on July 1, 2020 via a merger with Beeline Financial Holdings, Inc., a Rhode Island corporation founded on September 20, 2018.

Debt Exchange Agreement

On September 4, 2024, the Company and its subsidiary, Craft Canning + Printing (“Craft C+P”), entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”), which closed on October 7, 2024, resulting in the assignment by the Company of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of the Company and the deconsolidation of Craft C+P. The Company accounted for the asset and equity transfers associated with the various transactions at fair value in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors.

Subsequent to the execution of the Debt Exchange Agreement, the Company organized a subsidiary, Bridgetown Spirits, which was incorporated on October 3, 2024, and assigned the Company’s business of manufacturing and marketing spirits to Bridgetown Spirits.

Upon completion of the Debt Exchange Agreement, the Company was no longer involved in the business of digital printing and mobile canning. The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift. Given that the effect of the Debt Exchange Agreement meets all the criteria for classification of held for sale, the assets and liabilities of Craft C+P were disposed of on October 7, 2024. The operating results of Craft C+P have been classified as discontinued operations during the three months ended March 31, 2024.

The consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Beeline Financial Holdings, Inc. (“Beeline Financial”), Beeline Title Holdings, Inc. (“Beeline Title Holdings”), Beeline Mortgage Holdings, Inc. (“Beeline Mortgage”), Beeline Labs, Inc., and Beeline Loans Pty Ltd. (“Australian Subsidiary”).

Beeline Title Holdings has four subsidiaries, Beeline Title, LLC (“Beeline Title”), Beeline Texas Title, LLC (“Beeline Texas Title”), Beeline Settlement Services, LLC (“Beeline Settlement Services”), and Beeline Title Agency, LLC (“Beeline Title Agency”). Beeline Mortgage Holdings has one subsidiary, Beeline Loans, Inc. (“Beeline Loans”).

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

Our Business

Beeline Financial is a full service direct-to-consumer lender specializing in conventional conforming and non-conforming residential first-lien mortgages and providing title services. Beeline Financial also has an emerging business in anonymized data sales and technology licensing.

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

Beeline Financial

Beeline Financial’s performance is influenced by several key factors, including fluctuations in interest rates, economic conditions, housing supply, technological advancements, and its ability to acquire and retain customers. Interest rate changes have a direct impact on mortgage loan refinancing and overall mortgage loan volume. In a declining interest rate environment, refinancing activity typically increases, whereas rising interest rates tend to reduce refinancing and home purchase transactions. However, higher rates can also drive demand for cash-out refinancings and home equity loans. Following a prolonged period of historically low rates, interest rates began to rise in April 2021 due to inflation, increases in the federal funds rate, and other monetary policies. This upward trend, which continued through 2023, significantly reduced mortgage market activity and the pool of borrowers who could benefit from refinancing. Additionally, higher rates discourage homebuyers from entering the market and lead to a more competitive lending environment, compressing margins and reducing origination volumes.

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

Beeline Financial’s ability to attract and retain customers depends on delivering a seamless and competitive digital mortgage experience. The shift toward digital transactions, accelerated by the COVID-19 pandemic, has increased consumer willingness to engage in high-value online purchases, including mortgage applications. Beeline Financial’s platform is designed to provide a convenient and efficient digital experience, positioning it favorably against traditional mortgage origination methods. With Millennial and Generation Z homeownership rates on the rise, Beeline Financial anticipates continued growth in demand for digital mortgage solutions.

Technological innovation remains central to Beeline Financial’s strategy. Beeline Financial’s proprietary technology enhances efficiency, reduces costs, and improves loan processing quality. By automating key origination tasks, Beeline Financial streamlines interactions for consumers, employees, and partners. Its intuitive digital interface minimizes reliance on paper applications and manual processes, enabling faster and more efficient loan transactions. Continued investment in automation and technology development will further reduce production costs and enhance customer acquisition efforts.

Customer acquisition is another critical component of Beeline Financial’s success. Beeline Financial aims to expand its reach while providing a highly personalized digital experience. If traditional customer acquisition methods prove insufficient, especially in challenging market conditions, Beeline Financial may need to invest additional resources in sales and marketing to maintain growth. Increased marketing expenditures could elevate service costs, making it essential to balance customer acquisition efforts with cost efficiency.

In the ordinary course of Beeline Financial’s operations, it finances the majority of its loan volume on a short-term basis, typically less than 10 days, mainly utilizing a warehouse line of credit with a capacity of $5.0 million. The repayments of Beeline Financial’s borrowings come from the revenue generated by selling its loans to a network of purchasers.

In 2024, Beeline Financial made significant investments in its platform to leverage mortgage origination opportunities, despite overall lower volumes compared to 2020 and 2021 due to fluctuating interest rates. In the fourth quarter, a temporary decline in the 10-year Treasury rate drove a notable increase in loan originations, reinforcing our belief that interest rates, housing supply, and affordability will remain key factors influencing future volume. Additionally, Beeline Financial has expanded its focus on its B2B SaaS strategy, which is also subject to macroeconomic conditions.

To measure operational efficiency and growth, we track a range of performance metrics in our lending and title businesses, including production data. Beeline Loans, the principal operating subsidiary of Beeline Financial, uses data to track margin and gain-on-sale revenue. The title companies use data to track file revenue. Beeline uses industry tools to benchmark its margin and note rates against the broader mortgage origination market. We also evaluate key business drivers for Beeline Financial subsidiaries, such as Beeline Labs, by monitoring revenue, unit sales, and SaaS (B2B) growth potential. Additionally, we assess customer acquisition costs and profitability per loan to optimize financial performance. These key indicators help gauge progress toward our strategic and long-term growth objectives.

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

Results of Operations

The Merger was structured and accounted for as a business combination with the Company as the acquirer of 100% of the controlling equity interests of Beeline Financial and its subsidiaries. The Company’s consolidated financial statements for the three months ended March 31, 2024 do not include Beeline Financial’s results of operations. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Due to the Merger, management believes that the consolidated results of operations for 2025 are not directly comparable to those of 2024, as the prior year reflects the performance of Bridgetown Spirits.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations., the statement of operations was restructured to represent the new consolidation of both businesses for 2024. In addition, the 2024 consolidated statement of operations has been reclassified to retrospectively present discontinued operations.

Given these structural changes, management believes that segment-level reporting provides a more meaningful basis for evaluating performance. Accordingly, a comparative analysis of the Company’s operating segments is presented below, which more accurately reflects the ongoing composition of the business.

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

Consolidated Results

(Dollars in thousands, except per share amounts)	2025	2024
Revenues
Beeline Financial	$1,350	$-
Bridgetown Spirits	482	597
Total Revenues	$1,832	$597

Net Loss and Loss per Share
Net loss from continuing operations	$(6,927)	$(703)
Net loss	(6,927)	(1,293)
Basic and diluted net loss per common share available to common stockholders	$(6.14)	$(7.80)

For the three months ended March 31, 2025, net loss from continuing operations increased to $6.9 million from $0.7 million for the three months ended March 31, 2024, reflecting the inclusion of Beeline’s results of operations for 2025.

Interest Expense. Interest expense, exclusive of the warehouse line of credit, was $1.9 million and $0.2 million for the three months ended March 31, 2025 and 2024, respectively, primarily related to the amortization of debt and warrant related expenses.

Preferred stock dividends. Preferred stock dividends for 2025 were unchanged compared to 2024 at $37,500.

Deemed dividend - preferred stock Series G and warrant price protection. On March 25, 2025, the Company sold shares under the ELOC at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. Additionally, the Warrants issued in the Series G Preferred Stock offering had their exercise price reduced to $1.67 and resulted in an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. The Company recorded a deemed dividend of $4.6 million for the three months ended March 31, 2025.

Segment Reporting

The following discussion provides an analysis of the financial performance of each of our reportable segments consisting of Beeline Financial, Bridgetown Spirits and Corporate. We evaluate segment performance based on key financial and operational metrics, including revenue, operating income, and margin trends. The results of each segment are presented in accordance with our internal management reporting structure.

Beeline Financial is a full service Direct-to-Consumer lender specializing in conventional conforming and non-conforming residential first-lien mortgages and providing title services. Beeline Financial also has an emerging business in anonymized data sales and technology licensing.

Bridgetown Spirits manufactures (through sub-contractors), acquires, blends, bottles, imports, markets and sells a variety of alcoholic beverages under recognized brands. Bridgetown Spirits’ brands span several alcoholic beverage categories, including whiskey, vodka, and tequila. Bridgetown Spirits sells products on a wholesale basis to distributors in one open states and through brokers in control states.

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

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Beeline Financial	$1,350	$-
Bridgetown Spirits	482	597
Total Revenues	$1,832	$597

Beeline Financial	$(2,325)	$-
Bridgetown Spirits	(224)	(92)
Corporate	(4,378)	(611)
Total net loss from continuing operations	$(6,927)	$(703)

Beeline Financial (for the three months ended March 31)

(Dollars in thousands)	2025
Gain on sale of loans, net	$814
Title fees	376
Loan origination fees	150
Interest income	71
Interest expense	(65)
Data and tech services	4
Total net revenues	1,350
Salaries and benefits	1,167
Marketing and advertising	527
Professional fees	35
General and administrative expenses	495
Depreciation and amortization	795
Other operating expenses	643
Total operating expenses	3,662
Loss from operations	(2,312)
Interest expense	(10)
Other expense	(3)
Net loss	$(2,325)

For the three months ended March 31, 2025, Beeline Financial originated $39.8 million in residential mortgage loans, reported net revenues of $1.4 million and a net loss of $2.3 million.

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

When the mortgage loan is sold into the secondary market (i.e., funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans. Gain on sale of loans, net was $0.8 million for the three months ended March 31, 2025.

Title fees. Title fees consist of title policy premiums and settlement fees charged to the borrower and seller on a transaction. Title fees were $0.4 million for the three months ended March 31, 2025.

Loan origination fees. Loan origination fees generally include underwriting and processing fees, recording taxes, investor fees, and other related expenses. Loan origination fees were $0.2 million for the three months ended March 31, 2025.

Loan interest income and expense. Interest income is interest earned on mortgage loans held for sale and interest expense is paid on our loan funding facilities. Net interest expense was nil for the three months ended March 31, 2025.

Salaries and benefits. Salaries and benefits were $1.2 million for the three months ended March 31, 2025.

Marketing and advertising. Marketing and advertising were $0.5 million for the three months ended March 31, 2025.

General and administrative expenses. General and administrative expenses consist primarily of software service providers and were $0.5 million for the three months ended March 31, 2025.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of amortization related to internal-use software and was $0.8 million for the three months ended March 31, 2025.

Other operating expenses. Other operating expenses consist of expenses directly related to the origination of loans and is charged by investors at the sale of loans excluding interest. Other operating expenses were $0.6 million for the three months ended March 31, 2025.

Bridgetown Spirits

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Net sales, spirits	$482	$597
Cost of sales, spirits (inclusive of depreciation)	418	460
Salaries and benefits	162	147
Marketing and advertising	61	87
Professional fees	9	-
General and administrative expenses	52	-
Depreciation and amortization	4	-
Total operating expenses	706	694
Loss from operations	(224)	(97)
Other income	-	5
Net loss	$(224)	$(92)
Gross profit	$64	$137
Gross margin	13%	23%

Net sales. Net sales were $0.5 million and $0.6 million for the three months ended March 31, 2025 and 2024, respectively. In 2025, Spirits sold 4,995 9-liter equivalent cases compared to 5,684 cases in the prior year, a decline of 12%.

Cost of sales. Cost of sales declined to $0.4 million for the three months ended March 31, 2025 from $0.5 million for the three months ended March 31, 2024 related to the decrease in net sales.

Gross profit and Gross margin. Gross profit is calculated by subtracting the cost of products sold and services rendered from net sales. Gross margin is gross profit stated as a percentage of net sales.

Gross profit was $0.1 million for both the three months ended March 31, 2025 and 2024; and gross margin as a percentage of sales was 13% for the three months ended March 31, 2025 and 23% for the three months ended March 31, 2024 primarily due to lower sales volume.

Salaries and benefits. Salaries and benefits were $0.2 million and $0.1 million for the three months ended March 31, 2025 and 2024, respectively.

Marketing and advertising. Marketing and advertising were $0.1 million for both the three months ended March 31, 2025 and 2024.

Corporate

	Three Months Ended March 31,
(Dollars in thousands)	2025	2024
Salaries and benefits	$1,002	$203
Marketing and advertising	3	-
Professional fees	1,131	45
General and administrative expenses	218	102
Depreciation and amortization	24	14
Other operating expenses	8	-
Total operating expenses	2,386	364
Interest income	1	-
Interest expense	(1,879)	(248)
Loss on equity method investment	(75)	-
Other income	14	1
Other expense	(53)	-
Net loss	$(4,378)	$(611)

Capital Resources and Liquidity

Financial Policy. We intend to maintain a disciplined financial policy and improve our credit metrics, which are critical to our lending partners.

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

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents, cash flow from our operating businesses, proceeds from asset sales and dispositions, and short-term borrowing facilities, including revolving credit lines. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of March 31, 2025, we have $1.5 million in cash.

We do not have sufficient cash resources to meet our working capital needs for the next 12 months. Our ability to meet our ongoing operating cash needs over the next 12 months will depend, in part, on the success of Beeline Financial in expanding sales and achieving cash-positive operations. In large part, our ability to meet near-term operating cash needs will depend on our success in securing debt and/or equity financing as needed.

On December 31, 2024, the Company entered into entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock. On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the amount from $35 million to $10 million. During March 2025, the Company sold and issued to the Purchaser 1,090,622 shares of common stock for a purchase price of $2.1 million. Subsequent to March 31, 2025, the Company sold and issued to the Purchaser 912,644 shares of common stock for a purchase price of $1.0 million to the Purchaser.

On April 30, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co., Inc., pursuant to which the Company may issue and sell over time and from time to time, to or through Ladenburg, up to $7.0 million of shares of the Company’s common stock. During May 2025, the Company sold 22,295 shares at a weighted average of $1.37 per share for gross proceeds of $30,542.

During the three months ended March 31, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million.

We do not have sufficient capital to meet our working capital and debt obligations for the next 12 months, including debt obligations which come due in 2025. The availability of additional financing will be largely dependent on our operating success, including improved gross margins as well as operational improvements, which will be necessary to attract investors.

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

Statements of Cash Flows. For 2025, our primary capital requirements have been for cash used in operating activities and for the repayment of debt. Funds for our cash and liquidity needs have historically not been generated from operations but rather from short-term credit in the form of extended payment terms from suppliers as well as proceeds from loans and the sale of convertible debt and equity. We have been dependent on raising capital from debt and equity financing to meet our operating needs.

For the three months ended March 31, 2025, net cash used in operating activities of continuing operations was $1.5 million compared to net cash provided by operating activities of $0.1 million for the three months ended March 31, 2024 primarily due to the inclusion of Beeline’s net loss of $2.3 million for the three months ended March 31, 2025.

For the three months ended March 31, 2025, net cash used in investing activities of continuing operations was $0.1 million. For the three months ended March 31, 2024, investing activities were nil.

For the three months ended March 31, 2025, net cash provided by financing activities of continuing operations was $1.8 million primarily from equity transactions and repayments of warehouse line and secured credit facilities. For the three months ended March 31, 2024, financing activities were nil.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company in the financial statements for three months ended March 31, 2025 relate to the policies and practices the Company uses to account for:

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

Mortgage loans sold to investors by the Company, and which met investor underwriting guidelines at the time of sale, may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. Additionally, reserves are established for estimated liabilities from the need to repay, where applicable, a portion of the premium received from investors on the sale of certain mortgage loans if such loans are repaid in their entirety within a specified period after the sale of the loans. The Company has established a reserve for potential losses related to these representations and warranties. In assessing the adequacy of the reserve, management evaluates various factors, including actual write-offs during the period, historical loss experience, known delinquent and other problem loans, and economic trends and conditions in the industry. Actual losses incurred are reflected as write-offs against the loan indemnification reserve.

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

Interest Expense

Interest expense relating to the warehouse lines of credit is included in net revenues. Other interest expense is included in other (income)/expense.

Data and Tech

Fees received from a marketing partner that is embedded in the Company’s point-of-sale journey for investment property customers. The partner pays Beeline for leads they receive from a customer opting in to use their insurance company for landlord insurance during the application process.

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

Inventories. Bridgetown Spirits’ inventories primarily consist of bulk and bottled liquor and merchandise and are stated at the lower of cost or market. Cost is determined using an average costing methodology, which approximates cost under the first-in, first-out method. A portion of the inventory is held by certain independent distributors on consignment until it is sold to a third party. Bridgetown Spirits regularly monitors inventory quantities on hand and records write-downs for excess and obsolete inventories based primarily on the estimated forecast of product demand and production requirements. Such write-downs establish a new cost basis of accounting for the related inventory.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of March 31, 2025.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

There have been no material changes in our risk factors from those previously disclosed in our annual report on Form 10-K for the year ended December 31, 2024.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

From March 10, 2025 through May 16, 2025, the Company issued 2,562,875 shares of the Company’s common stock to an investor pursuant to an Amended and Restated Common Stock Purchase Agreement dated as of March 7, 2025 for various fixed purchases. To the extent that the sales were deemed to be part of a non-public offering, which the Company does not concede, the issuance of shares was except from registration pursuant to Section 4(a)(2) of the Securities Act of 1933 (the “Securities Act”) and Rule 506(b) promulgated thereunder since the investor is reasonably believed to be an accredited investor and the investor acquired the shares for investment subject to selling under an effective registration statement.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

On May 14, 2025, the Company entered into an agreement with two secured lenders pursuant to which the parties agreed to an extension to the Notes and certain related transactions on the following terms and conditions. Specifically, the Company agreed to pay, and paid, 50% of the outstanding principal balance of each such Note on May 14, 2025, and the maturity date of each Note was extended to May 26, 2025. Pursuant to such agreement the Company’s obligations under these Notes, which after giving effect to the payments made on the date of the agreement have a combined outstanding principal balance of $462,000, may be satisfied in one of the following manners as mutually determined by the lenders: (i) the Company shall pay the remaining principal balance of the Notes, plus a premium equal to 3% of such amount, in cash, on or before May 26, 2025; or (ii) the lenders may collectively exchange the outstanding principal balance of their Notes for the shares of common stock of Bridgetown Spirits, the Company’s majority owned subsidiary, which is held by the Company (which represents approximately 53% of Bridgetown Spirits’ outstanding common stock as of the date hereof) in an amount equal to each such lender’s pro rata portion of the principal balance of the Notes held by such lenders. If such exchange option is selected by the lenders, the Company additionally agreed to pay 50% of the current salary of Geoffrey Gwin, Bridgetown Spirits’ Chief Executive Officer, as in effect as of the date thereof (or $14,583 per month, payable in accordance with the Company’s current employee payroll practices) for a 60-day period beginning May 26, 2025.

In connection with the extension referred to above, the Company repaid $462,000 in principal of the applicable Notes.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 13, 2021 and filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.7	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.8	Certificate of Designation of Series C Preferred Stock filed on September 28, 2023 - filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference
3.9	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.10	Certificate of Designation of Series D Preferred Stock, filed as Exhibit 3-a to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.11	Certificate of Designation of Series E Preferred Stock, filed as Exhibit 3-b to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.12	Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3-c to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.12(a)	Certificate of Correction for Series F Convertible Preferred Stock, filed as Exhibit 3(b) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.13	Certificate of Designation of Series F-1 Preferred Stock, filed as Exhibit 3-d to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.13(a)	Certificate of Correction for Series F-1 Convertible Preferred Stock, filed as Exhibit 3(c) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.14	Certificate of Designation of Series G Convertible Preferred Stock, filed as Exhibit 3(a)(1) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.14(a)	Certificate of Correction for Series G Convertible Preferred Stock, filed as Exhibit 3(a)(2) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.14(b)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on January 21, 2025 and incorporated herein by reference
3.14(c)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on March 5, 2025 and incorporated herein by reference
3.14(d)	Second Certificate of Amendment of Series G Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference
3.15	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2025 and incorporated herein by reference
3.16	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2025 and incorporated herein by reference
3.17	Second Amended and Restated Bylaws of the Registrant, filed as Exhibit 10-a to the Current Report on Form 8-K dated August 14, 2024 and filed on August 16, 2024 and incorporated by reference herein.
3.17(a)	Amendment to Second Amended and Restated Bylaws, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on February 21, 2025 and incorporated herein by reference
10.1	ELOC Side Letter, filed as Exhibit 10.25 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.2	Termination Agreement, filed as Exhibit 10.26 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.3	Amended and Restated Common Stock Purchase Agreement (ELOC), filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.4	Amended and Restated Registration Rights Agreement (ELOC), filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.5 #	2025 Equity Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2025 and incorporated by reference and incorporated herein by reference.
10.6	Letter Agreement for Amendment of Liuzza Warrants filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein.
10.7	At The Market Offering Agreement, dated April 30, 2025 – filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 1, 2025 and incorporated herein by reference.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 **	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing,
#	in accordance with Item 601 of Regulation S-K.
Indicates management compensatory plan, contract or agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEELINE HOLDINGS, INC.

Date: May 20, 2025	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

Date: May 20, 2025	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial Officer)

Date: May 20, 2025	By:	/s/ Tiffany Milton
Tiffany Milton
Chief Accounting Officer
(Principal Accounting Officer)

