Form 10-Q
period 2025-06-30
Beeline Holdings, Inc.
filed 2025-08-14
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2025

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

Registrant’s telephone number, including area code: (888) 810-5760

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

As of August 14, 2025, 19,610,219 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

BEELINE HOLDINGS, INC.

FORM 10-Q

June 30, 2025

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	June 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$6,277	$81
Restricted cash	45	791
Mortgage loans held for sale, net, at fair value	6,169	6,925
Interest rate lock commitment derivative	115	18
Prepaid expenses and other current assets	166	213
Accounts receivable, net	33	-
Other receivable	327	-
Current assets of discontinued operations held for sale	1,612	2,012
Total current assets	14,744	10,040
Goodwill	33,310	33,310
Intangible assets, net	4,878	4,927
Right-of-use assets	915	1,334
Property and equipment, net	13,207	14,680
Equity method investment	-	147
Other assets, net	281	608
Non-current assets of discontinued operations held for sale	1,236	1,469
Total Assets	$68,571	$66,515

Liabilities and Equity (Deficit)
Current liabilities:
Warehouse line of credit	$5,204	$6,106
Accounts payable	1,853	1,674
Accrued liabilities	1,857	1,343
Current portion of secured credit facilities, net of debt discount	1,299	4,466
Current portion of note payable and accrued interest, related parties	376	891
Current portion of notes payable and accrued interest, net of debt discount	721	840
Current portion of lease liabilities	247	339
Current liabilities of discontinued operations held for sale	506	492
Total current liabilities	12,063	16,151
Lease liabilities, net of current portion	857	1,188
Other noncurrent liabilities	33	45
Non-current liabilities of discontinued operations held for sale	67	163
Total liabilities	13,020	17,547

Commitments and contingencies (Note 16)

Equity (deficit):
Common stock, $0.0001 par value; 100,000,000 shares authorized and 18,362,713 and 468,950 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	2	-
Preferred stock Series B, $0.0001 par value; 2,500,000 shares authorized; 2,500,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Preferred stock Series D, $0.0001 par value; 255,474 shares authorized; 0 and 255,474 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series E, $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of June 30, 2025 and December 31, 2024	-	-
Preferred stock Series F, $0.0001 par value; 70,000,000 shares authorized; 11,954,439 and 69,085,562 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	7
Preferred stock Series F-1, $0.0001 par value; 1,000,000 shares authorized; 95,764 and 517,775 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series G, $0.0001 par value; 15,000,000 shares authorized; 8,982,079 and 5,308,239 shares issued and outstanding as of June 30, 2025 and December 31, 2024, respectively	1	1
Common stock to be issued, 0 shares and 13,115 shares as of June 30, 2025 and December 31, 2024, respectively	-	80
Preferred stock Series G to be issued, 0 shares and 245,098 shares as of June 30, 2025 and December 31, 2024, respectively	-	125
Additional paid-in capital	166,523	141,877
Accumulated other comprehensive income (loss)	20	(34)
Accumulated deficit	(111,927)	(94,189)
Equity attributable to stockholders of Beeline Holdings, Inc.	54,620	47,867
Non-controlling interest ($933 and $1,103 related to discontinued operations as of June 30, 2025 and December 31, 2024, respectively)	931	1,101
Total Equity (Deficit)	55,551	48,968
Total Liabilities and Equity (Deficit)	$68,571	$66,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Gain on sale of loans, net	$1,113	$-	$1,927	$-
Title fees	405	-	781	-
Loan origination fees	186	-	336	-
Interest income	71	-	142	-
Interest expense	(64)	-	(129)	-
Data and tech services	6	-	10	-
Total net revenues	1,717	-	3,067	-

Operating Expenses
Salaries and benefits	2,165	161	4,334	364
Marketing and advertising	787	-	1,317	-
Professional fees	1,224	88	2,390	133
General and administrative expenses	207	87	917	189
Depreciation and amortization	836	14	1,656	28
Other operating expenses	430	-	1,082	-
Total operating expenses	5,649	350	11,696	714
Income (loss) from operations	(3,932)	(350)	(8,629)	(714)
Other income (expense), net
Interest income	-	-	1	-
Interest expense	(388)	(308)	(2,277)	(556)
Gain on extinguishment of debt	75	-	75	-
Change in equity method investment	204	-	129	-
Other	39	-	(4)	-
Total other income (expense), net	(70)	(308)	(2,076)	(556)
Loss before income taxes	(4,002)	(658)	(10,705)	(1,270)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(4,002)	(658)	(10,705)	(1,270)
Net loss from discontinued operations	(138)	(830)	(362)	(1,511)
Net loss	(4,140)	(1,488)	(11,067)	(2,781)
Net loss attributable to non-controlling interests (related to discontinued operations)	65	-	170	-
Net loss attributable to common stockholders	(4,075)	(1,488)	(10,897)	(2,781)
Preferred stock dividends	(37)	(37)	(75)	(75)
Deemed dividend - Preferred stock Series G and warrant price protection	(2,178)	-	(6,766)	-
Net loss available to common stockholders	$(6,290)	$(1,525)	$(17,738)	$(2,856)

Comprehensive loss
Net loss	$(4,140)	$(1,488)	$(11,067)	$(2,781)
Unrealized foreign currency translation gain	37	-	54	-
Total comprehensive loss	(4,103)	(1,488)	(11,013)	(2,781)
Comprehensive loss attributable to non-controlling interests (related to discontinued operations)	65	-	170	-
Comprehensive loss attributable to common stockholders	$(4,038)	$(1,488)	$(10,843)	$(2,781)

Basic and diluted net loss from continuing operations per common share	$(0.41)	$(3.77)	$(1.83)	$(7.36)
Basic and diluted net loss from discontinued operations per common share	$(0.01)	$(4.76)	$(0.06)	$(8.76)
Basic and diluted net loss per common share available to common stockholders	$(0.64)	$(8.74)	$(3.03)	$(16.55)
Basic and diluted weighted average common shares outstanding	9,802,147	174,450	5,855,397	172,558

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes In Equity (Deficit)

Three and Six Months Ended June 30, 2025 and 2024

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total Equity
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Income (Loss)	Interest	(Deficit)
Balance, December 31, 2023	170,599	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,559	$(82,706)	$-	$-	$853
Issuance of common stock for services by third parties	176	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	-	2
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,293)	-	-	(1,293)
Balance, March 31, 2024	170,775	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,561	$(84,037)	$-	$-	$(476)
Issuance of common stock for services by employees	5,574	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	67	-	-	-	67
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)	-	-	(37)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,488)	-	-	(1,488)
Balance, June 30, 2024	176,349	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,628	$(85,562)	$-	$-	$(1,934)

Balance, December 31, 2024	468,950	$-	2,500,000	$-	-	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968
Issuance of stock for services by third parties	-	-	-	-	-	-	-	-	-	-	-	-	-	-	264,796	-	(125)	125	-	-	-	-
Issuance of stock related to settlement	13,115	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(80)	80	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14	116	-	-	-	130
Conversion of preferred shares	6,247,126	1	-	-	-	-	(188,808)	-	-	-	(57,020,394)	(6)	(421,186)	-	(3,980,664)	-	-	6	-	-	-	1
Series G Preferred Stock issued for cash, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,417,159	-	-	3,266	-	-	-	3,266
ELOC shares issued for cash, net of offering costs	1,090,622	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,978	-	-	-	1,978
Note payable, related party converted to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,372,549	-	-	700	-	-	-	700
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17	-	17
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-	4,588	(4,588)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,822)	-	(105)	(6,927)
Balance, March 31, 2025	7,819,813	$1	2,500,000	$-	-	$-	66,666	$-	200,000	$-	12,065,168	$1	96,589	$-	9,382,079	$1	$14	$152,736	$(105,637)	$(17)	$996	$48,095
Issuance of common stock for services by employees	10,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14)	14	-	-	-	-
Conversion of preferred shares	317,821	-	-	-	-	-	(66,666)	-	-	-	(110,729)	-	(825)	-	(400,000)	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	3,927,815	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,889	-	-	-	3,889
ATM shares issued for cash, net of offering costs	5,540,043	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,720	-	-	-	6,721
Secured credit facilities converted to common shares	747,221	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	986	-	-	-	986
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)	-	-	(37)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37	-	37
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,178	(2,178)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,075)	-	(65)	(4,140)
Balance, June 30, 2025	18,362,713	$2	2,500,000	$-	-	$-	-	$-	200,000	$-	11,954,439	$1	95,764	$-	8,982,079	$1	$-	$166,523	$(111,927)	$20	$931	$55,551

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2025 and 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(11,067)	$(2,781)
Net loss from discontinued operations	362	1,511
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(1,927)	-
Recovery for credit losses	(29)	-
Depreciation and amortization	1,656	-
Gain on extinguishment of debt	(75)	-
Amortization of debt discount	1,722	97
Preferred stock dividends	(75)	(75)
Change in equity method loss	(129)	-
Issuance of common stock for services by third parties	-	2
Issuance of common stock for services by related parties	130	67
Noncash lease expense	(4)	-
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	54,898	-
Originations and purchases of mortgage loans held for sale	(52,216)	-
Interest rate lock commitment derivative	(97)	-
Prepaid expenses and other current assets	47	-
Accounts receivables, net	273	-
Other receivable	(327)	-
Other assets	327	(7)
Accounts payable	234	(5)
Accrued liabilities	512	113
Accrued interest	238	378
Other liabilities, related party	-	81
Other noncurrent liabilities	(11)	-
Net cash used in operating activities	(5,558)	(619)
Net cash used in operating activities of discontinued operations	(41)	(335)
Net cash used in operating activities	(5,599)	(954)
Cash Flows From Investing Activities:
Purchase of internal-use software	(134)	-
Net cash used in investing activities of continuing operations	(134)	-
Net cash provided by (used in) investing activities of discontinued operations	193	(105)
Net cash provided by (used in) investing activities	59	(105)
Cash Flows From Financing Activities:
Net repayments/borrowings under warehouse line of credit	(895)	-
ELOC shares issued for cash, net of offering costs	5,867	-
ATM shares issued for cash, net of offering costs	6,721	-
Series G Preferred Stock issued for cash, net of offering costs	3,266	-
Proceeds from secured credit facilities, net of debt discount	-	1,100
Payments of principal on secured credit facilities	(4,140)	(41)
Proceeds from notes payable, related party	672	-
Payments of principal on notes payable, related party	(430)	-
Proceeds from notes payable	250	-
Payments of principal on notes payable	(375)	-
Net cash provided by financing activities of continuing operations	10,936	1,059
Net increase in cash	5,396	-
Effect of exchange rate changes on cash	54	-
Cash and restricted cash at the beginning of the period	872	-
Cash and restricted cash at the end of the period	$6,322	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$183	$81
Operating cash flows from operating leases	$168	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable, related party converted to Preferred stock Series G	$700	$-
Conversion of preferred shares	$6	$-
Deemed dividend - Preferred stock Series G and warrant price protection	$6,766	$-
Secured credit facilities converted to common shares	$986	$-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	June 30, 2025	June 30, 2024
Cash and cash equivalents	$6,277	$-
Restricted cash	45	-
Total cash and cash equivalents and restricted cash	$6,322	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

Bridgetown Spirits

Subsequent to the execution of the Debt Exchange Agreement, the Company organized a subsidiary, Bridgetown Spirits, which was incorporated on October 3, 2024, and assigned the Company’s business of manufacturing and marketing spirits to Bridgetown Spirits. The Company owned 53% of Bridgetown Spirits as of June 30, 2025. On July 25, 2025, the Company disposed of its 53% interest in Bridgetown Spirits in exchange for the satisfaction of debt and as a result Bridgetown Spirits is no longer a subsidiary of the Company, see Note 4 - Discontinued Operations and Note 20 – Subsequent Events.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

These consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company is subject to a number of risks common to emerging companies stemming from, among other things, a limited operating history, rapid technological change, uncertainty of market acceptance and products, uncertainty of regulatory approval, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, interest rate fluctuations, product liability, and the dependence on key individuals. The Company has incurred recurring losses and negative cash flows from operations since its inception, and is dependent on debt and equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if assumes Company were unable to continue as a going concern.

Management believes that in order to accomplish its business plan objectives, the Company will need to either increase revenues or raise capital by the issuance of debt and/or equity; and that it will be successful in obtaining this additional financing based on its recent history of raising funds.

In addition to the Company increasing its legacy revenue streams, the Company is diversifying into new lines of business. On June 25, 2025, Beeline Title facilitated the closing of what it believes to be one of the first-ever fractional sale of home real estate transactions funded through the sale of a cryptocurrency with a partner who will fund these transactions for the Company through the sale of a crypto token which is backed by real property. While neither the Company, nor its subsidiaries, mints the token, Beeline Title will handle the settlement and title portions of these transactions for its client, who is minting the token. In the third quarter of 2025, Beeline Loans will provide customer acquisition services and support to the company minting the token and offering the equity exchange and Beeline Title will provide the title and closing services for each transaction—unless borrowers elect to use an outside title company. Importantly, Beeline Title will open this platform to all mortgage lenders, giving them access to a proven solution for cryptocurrency token transaction reconciliation, compliance, and disbursement. As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, the Company is positioning itself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. The Company collaborates with a related party company which is co-owned by the Company’s Chief Executive Officer, Nicholas Liuzza, by which the company funds the transactions through the sale of a cryptocurrency token which is backed by real property. See Note 19 – Related Party Transactions. Passing of the GENIUS Act in June 2025 has delayed the full launch of BeelineEQUITY to early quarter four of 2025. Prior to a full launch, Beeline Loans and Beeline Title will close many transactions as the product and process are perfected.

Beeline Labs recently launched BlinkQC, a SaaS platform designed to automate pre-close quality control (“QC”) reviews for mortgage loan files. Beeline Loans has been beta testing BlinkQC in its own operation and will use BlinkQC for its pre-close QC. Later this year, Beeline Labs plans to license BlinkQC as SaaS BlinkQC uses artificial intelligence to ingest loan document packages, extract and validate data, apply customizable rule sets, and generate compliance reports. Management believes BlinkQC will improve QC efficiency for mortgage lenders and represents a potential source of incremental revenue for the Company.

Despite these new lines of business, there can be no assurances that these business plans and actions will be successful, that the Company will generate anticipated revenues, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2025, its operating results for the three and six months ended June 30, 2025 and 2024 and its cash flows for the six months ended June 30, 2025 and 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. All intercompany balances and transactions have been eliminated on consolidation.

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

As of June 30, 2025, the Company had two majority-owned subsidiaries, Nimble Title Holdings, Inc. (“Nimble Title Holdings”) and Bridgetown Spirits. Nimble Title Holdings is 50.1% owned by the Company and 49.9% owned by a former non-controlling shareholder of Beeline Financial. Bridgetown Spirits was 53% owned by the Company as of June 30, 2025. On July 25, 2025, the Company disposed of its 53% interest in Bridgetown Spirits in exchange for the satisfaction of debt and as a result Bridgetown Spirits is no longer a subsidiary of the Company, see Note 4 - Discontinued Operations and Note 20 – Subsequent Events.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Beeline considers highly liquid investments purchased with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts that are readily convertible into cash.

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of June 30, 2025 was $45,460.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

REVENUE RECOGNITION

Gains on Sale of Loans, Net

See discussion above under “Mortgage Loans Held for Sale and Gain on Sale of Loans Revenue Recognition” and below under “Derivative Financial Instruments and Revenue Recognition”.

Title Fees

Settlement fees and commissions earned at loan settlement on insurance premiums paid to title insurance companies.

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

ACCOUNTS RECEIVABLE

Accounts receivable consist primarily of amounts due from customers for services provided. Accounts receivable are stated at their gross outstanding balance, net of an allowance for credit losses. The allowance for credit losses is based on a combination of factors, including historical loss experience, aging of receivables, specific customer creditworthiness, current economic conditions, and reasonable and supportable forecasts. The Company writes off accounts receivable when they are deemed uncollectible, and any recoveries of previously written-off balances are recorded as a reduction to the provision for credit losses.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

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

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired for the six months ended June 30, 2025.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There was no material items recorded at fair value on a nonrecurring basis as of June 30, 2025 and December 31, 2024.

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

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of June 30, 2025.

DEBT DISCOUNT

Beeline’s debt instruments are recorded net of issuance costs (debt discount). The resulting debt discount is amortized over the term of the term loan using the straight-line method, which approximates the effective interest method, and the amortization of debt discount is included in interest expense in the consolidated statements of operations and comprehensive loss.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd, the functional currency of the Company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd is the Australian dollar. For Beeline Loans Pty Ltd, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation adjustment for the six months ended June 30, 2025 was $0.1 million.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis for the six months ended June 30, 2025.

As of June 30, 2025, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.66, and the average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.64.

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

NON-CONTROLLING INTERESTS

Beeline follows ASC 810, Consolidation, governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than step acquisitions or dilution gains or losses, and that losses of a partially-owned subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. Net loss attributable to NCI for the six months ended June 30, 2025 was $0.2 million.

INVESTMENT IN EQUITY METHOD INVESTEE

On February 7, 2024, MagicBlocks, Inc., a Delaware corporation, was incorporated by a third party. On July 31, 2024, the Company was issued 4.3 million shares of Magic Blocks representing ownership interest of 47.6%. The Company has determined that its investment in MagicBlocks is subject to the equity method of accounting in accordance with ASC 825-10, Financial Instruments. As of June 30, 2025, the Company had an equity method investment of $0 million and advances to MagicBlocks of $0.3 million included as other receivable on the consolidated balance sheet.

DEPOSITS

Deposits are included in other assets and include security deposits for leased office spaces, which are refundable to the Company upon expiration of the lease agreements.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the six months ended June 30, 2025 and 2024, marketing and advertising expenses were $1.3 million and $0 million, respectively.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

The Company evaluates all significant tax positions as required by ASC 740. As of June 30, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

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

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The assets and liabilities of Bridgetown Spirits and the spirits segment have been classified as held for sale as of June 30, 2025 and December 31, 2024, respectively. The operating results of Bridgetown Spirits and the spirits segment have been classified as discontinued operations during the three and six months ended June 30, 2025 and 2024, respectively, See Note 4 – Discontinued Operations. As a result of the merger, the statement of operations for the six months ended June 30, 2024 represents the new structure and retrospectively reclassifies discontinued operations. In addition, the senior secured debentures were reclassed from notes payable to secured credit facilities and stock to be issued related to common stock and preferred stock Series G was presented separately as of December 31, 2024.

4. DISCONTINUED OPERATIONS

The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift.

Craft C+P

The operating results of Craft C+P have been classified as discontinued operations during the six months ended June 30, 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

Income and expense related to Craft C+P were as follows for the six months ended June 30, 2024:

(Dollars in thousands)	2024
Sales	$4,225
Less customer programs and excise taxes	79
Net sales	4,146
Cost of sales	4,108
Gross profit	38
Operating expenses:
Sales and marketing expenses	32
General and administrative expenses	1,543
Gain on disposal of property and equipment	(199)
Total operating expenses	1,376
Loss before income taxes	(1,338)
Provision for income taxes	3
Net loss from discontinued operations	$(1,335)

Bridgetown Spirits

The assets and liabilities of Bridgetown Spirits and the spirits segment have been classified as held for sale as of June 30, 2025 and December 31, 2024, respectively. The operating results of Bridgetown Spirits and the spirits segment have been classified as discontinued operations during the three and six months ended June 30, 2025 and 2024, respectively. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Assets and liabilities related to Bridgetown Spirits and the spirits segment were as follows as of June 30, 2025 and December 31, 2024, respectively:

(Dollars in thousands)	2025	2024
Assets
Current assets:
Cash and cash equivalents	$116	$310
Inventories	1,314	1,493
Prepaid expenses and other current assets	17	75
Accounts receivables, net	165	134
Current assets of discontinued operations held for sale	1,612	2,012
Intangible assets, net	822	822
Right-of-use assets	275	372
Property and equipment, net	65	95
Other assets, net	74	180
Total Assets	$2,848	$3,481

Liabilities
Current liabilities:
Accounts payable	$192	$136
Accrued liabilities	122	170
Current portion of lease liabilities	192	186
Total current liabilities	506	492
Lease liabilities, net of current portion	67	163
Total liabilities	$573	$655

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

Income and expense related to Bridgetown Spirits and the spirits segment were as follows for the six months ended June 30, 2025 and 2024, respectively:

	2025	2024
(Dollars in thousands)
Net sales, spirits	$1,036	$1,217
Cost of sales, spirits (inclusive of depreciation)	843	916
Salaries and benefits	310	307
Marketing and advertising	245	173
Total operating expenses	1,398	1,396
Loss from operations	(362)	(179)
Other income	-	3
Net loss	$(362)	$(176)

There is a 47% non-controlling interests in Bridgetown Spirits. All of the net loss attributable to non-controlling interests in the consolidated statements of operations is related to Bridgetown Spirits.

5. BUSINESS SEGMENTS

The Company’s CODM, the Chief Executive Officer, evaluates how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. After consideration of this criteria, the CODM has determined that there are two reportable segments, consisting of Beeline Financial and Corporate.

Beeline Financial is an AI-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, including Beeline Financial’s Chat API “Bob.” Corporate consists of key executive and accounting personnel and corporate expenses such as public company and board costs, as well as interest on debt.

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

The Company measures segment performance to allocate resources primarily based on revenues of Beeline and the general and administrative costs related to corporate. Total asset information by segment is not provided to, or reviewed by, the CODM as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in Note 3 - Summary of Significant Accounting Policies.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

Segment information was as follows for the six months ended June 30:

Beeline Financial
(Dollars in thousands)	2025	2024
Gain on sale of loans, net	$1,927	$-
Title fees	781	-
Loan origination fees	336	-
Interest income	142	-
Interest expense	(129)	-
Data and tech services	10	-
Total net revenues	3,067	-
Salaries and benefits	2,515	-
Marketing and advertising	1,305	-
Professional fees	105	-
General and administrative expenses	429	-
Depreciation and amortization	1,607	-
Other operating expenses	975	-
Total operating expenses	6,936	-
Loss from operations	(3,869)	-
Interest expense	(20)	-
Other expense	(4)	-
Net loss	$(3,893)	$-

Corporate
(Dollars in thousands)	2025	2024
Salaries and benefits	$1,819	$364
Marketing and advertising	12	-
Professional fees	2,285	133
General and administrative expenses	488	189
Depreciation and amortization	49	28
Other operating expenses	107	-
Total operating expenses	4,760	714
Interest income	1	-
Interest expense	(2,257)	(556)
Gain on extinguishment of debt	75	-
Change in equity method investment	129	-
Net loss	$(6,812)	$(1,270)

Consolidated net loss	$(10,705)	$(1,270)

6. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	June 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$6,169	$-	$-	$6,925	$-
Interest rate lock commitment derivative	-	-	115	-	-	18

A roll forward of the level 3 valuation financial instruments was as follows:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Balance, beginning of year	$18	$124
Change in fair value in gain on sale of loans, net	97	(106)
Balance, end of period	$115	$18

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

7. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusts adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Mortgage loans held for sale	$6,076	$6,878
Net fair value adjustment	93	47
Mortgage loans held for sale, at fair value	$6,169	$6,925

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Beeline brand	$4,557	$4,557
Customer list	393	393
Total	4,950	4,950
Less accumulated amortization	(72)	(23)
Intangible assets	$4,878	$4,927

The Beeline brand has been determined to have an indefinite life and is not amortized. The Company, on an annual basis, tests the indefinite-lived asset for impairment. If the carrying value of an indefinite-lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of June 30, 2025, the Company determined that the Beeline asset was not impaired.

Customer data that was acquired in the merger, has a useful life of four years and amortization expense was $49,125 for the six months ended June 30, 2025.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Internal-use software	$15,355	$15,225
Furniture and fixtures	52	28
Leasehold improvements	151	151
Computers and hardware	12	12
Total	15,570	15,416
Less accumulated depreciation and amortization	(2,363)	(736)
Total property and equipment, net	$13,207	$14,680

Depreciation expense related to property and equipment was $0.1 million and $0 for the six months ended June 30, 2025 and 2024, respectively. Amortization expense related to internal-use software was $1.5 million for the six months ended June 30, 2025.

The estimated future amortization expense of internal-use software as of June 30, 2025 was as follows:

(Dollars in thousands)
2025	$1,535
2026	3,071
2027	3,071
2028	3,071
2029	2,374
$13,122

Beeline’s internal developers created a new proprietary software and launched it in 2024. The most notable feature of the new software is the integration of Beeline’s Chat API “Bob”. The Company recorded $0.1 million of additional purchases of internal-use software for the six months ended June 30, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

10. WAREHOUSE LINE OF CREDIT

On September 21, 2021, Beeline Loans entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by Beeline Loans or the lender upon 60 days’ notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has subsequently been renewed with the latest renewal through September 21, 2025 at the current $5.0 million limit subject to lender discretion. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans Beeline Loans closes per month. Beeline Loans is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, and monthly interim unaudited financial statements if requested. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain non-financial covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of June 30, 2025, the warehouse line of credit and accrued interest outstanding balance was $5.2 million. The lender allowed the draws to exceed the $5.0 million line of credit. Interest expense on the warehouse line of credit was $0.1 million for the six months ended June 30, 2025.

11. NOTES PAYABLE

Notes payable consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Note payable - 2023	$400	$500
Term loan agreement	250	275
Total	650	775
Accrued interest	74	70
Debt discount	(3)	(5)
Notes payable, net	$721	$840

On May 13, 2025, the Company borrowed $0.3 million from an affiliate of one of the secured credit lenders and issued a $0.3 million non-convertible promissory note which was due on July 13, 2025, and bore interest computed at the per annum minimum Internal Revenue Service rate imputed as it may change from time-to-time prior to maturity. In June 2025, the note was repaid in full.

During 2023, Beeline Financial issued a note payable for proceeds of $0.5 million, net of offering costs. However, this balance is not included in the 2023 consolidated balance sheet due to the Merger closing October 7, 2024. Interest accrues at 18.0% per annum and interest-only payments are made monthly. This loan matured December 2024. As of June 30, 2025, the principal balance was $0.4 million and accrued interest was $0.1 million. On June 27, 2025, the lender agreed not to take action against the Company if the principal and any outstanding interest was paid by September 15, 2025.

On April 29, 2021, Beeline Financial and Beeline Loans entered into a term loan agreement with the Business Development Company of Rhode Island (“BDCRI”) for $0.3 million which was originally to mature on April 29, 2026 with an interest rate of 6.0%. The loan was amended in June 2024 to accelerate the maturity to June 21, 2024, and to change the personal guarantees from two guarantors to solely Beeline Financial’s Chief Executive Officer, as the guarantor. Beeline Financial made interest-only payments during 2024. As of June 30, 2025, the principal balance was $0.3 million and unamortized debt discount was $2,912. On June 26, 2025, BDCRI agreed not to take action against the Company if the principal and any outstanding interest is paid by October 1, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

12. NOTES PAYABLE – RELATED PARTIES

Notes payable, related parties consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Chief Executive Officer	$366	$737
Board member	-	87
Total	366	824
Accrued interest	10	67
Total notes payable, related parties	$376	$891

In February and March of 2025, Mr. Liuzza advanced the Company a total of $122,241 which the Company used for working capital and general corporate purposes. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the note was amended to $0.4 million. On December 31, 2024, Nicholas Liuzza, the Company’s Chief Executive Officer, loaned $0.7 million to Beeline Loans in exchange for a demand promissory note, which accrues interest at the rate of 8% per annum and is payable within 15 days of a demand notice made by Mr. Liuzza. The funds were held in a restricted account to permit Beeline Loans to improve its ability to make real estate loans. On February 17, 2025, he converted the $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares.

In July 2023, Beeline Financial issued a note to a private company in which Joseph Freedman, a Board member of the Company and Beeline Financial, has an ownership interest. This note was for $0.1 million and accrued interest at 7% per annum and is due on demand. This note was subsequently repaid in January 2025.

13. SECURED CREDIT FACILITIES

Secured credit facilities consisted of the following:

(Dollars in thousands)	June 30, 2025	December 31, 2024
Purchase agreement	$-	$1,938
Side letter	-	448
Senior secured debentures	1,299	3,600
Total	1,299	5,986
Accrued interest	-	199
Debt issuance costs	-	(1,719)
Total secured credit facilities, net	$1,299	$4,466

Purchase Agreement

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of Senior Secured Notes (the “Notes”) and Pre-Funded Warrants to purchase a total of 36,360 shares of common stock for total net proceeds of $1.6 million in a private placement offering (the “Offering”). As of June 30, 2025, debt issuance costs were fully amortized.

In March 2025, the Company and certain of the holders agreed to an extension of the maturity date to April 14, 2025 in exchange for an increase to the principal of the notes by 10%, and two lenders were each paid their principal balance plus 2.5% interest of $0.3 million. On April 14, 2025, the Company and the remaining Note holders entered into an agreement for a second extension to May 14, 2025 for an additional payment in an amount equal to 5% of the outstanding principal of the applicable Notes.

On May 12, 2025, the Company entered into an agreement with two Note holders to extend the maturity date to August 14, 2025. On June 26, 2025, the Company amended $0.5 million of the Notes by making them convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. These Notes were subsequently converted to common stock at the fair of common stock and therefore no gain or loss on the conversion, see Note 15 – Stockholders’ Equity. Additionally, these same lenders extinguished an extension fee of $0.1 million.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

On May 14, 2025, the Company entered into an agreement with the two other Note holders to extend the maturity date of each Note to May 26, 2025 after the Company paid 50% of the outstanding principal balance of $0.5 million. In June 2025, the Company repaid the remaining the balance of $0.5 million.

The Company also entered in three forms of side letters with the investors which (i) permitted one investor which along with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock (the “Series F”) for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the Offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permitted two investors to convert Series D Preferred Stock beginning on April 7, 2025, see Note 15 – Stockholders’ Equity, and (iii) permitted two investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F, which is $0.50 per share, to determine the number of shares of Series F. As of June 30, 2025, debt issuance costs related to the side letters were fully amortized.

On June 26, 2025, the Company amended the 120-day promissory note $0.4 million by making it convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. This note was subsequently converted to common stock, see Note 15 – Stockholders’ Equity.

Senior secured debentures

During 2024, Beeline Financial issued senior secured debentures of $3.6 million maturing September 5, 2025 with payments made in nine equal monthly installments of $0.4 million beginning January 2025. As of June 30, 2025, the principal balance was $1.3 million and the debt discount was fully amortized.

14. LEASE OBLIGATIONS

Beeline Financial leases office space under various operating lease agreements, including an office for its headquarters, for branch location and licensing purposes under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. Beeline Financial has leased approximately 12,737 square feet of space in Rhode Island and Australia that expires at various dates through 2030. The Company does not have any financing leases.

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2025, the amount of right-of-use assets and lease liabilities were $0.9 million and $1.1 million, respectively. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for the six months ended June 30, 2025 was $0.2 million.

Maturities of lease liabilities as of June 30, 2025 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2025	$181
2026	282
2027	228
2028	234
2029	242
Thereafter	249
Total lease payments	1,416
Less imputed interest (based on 10.0% weighted-average discount rate)	(312)
Present value of lease liability	1,104	4.22
Less current portion	247
Lease liabilities, net of current portion	$857

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

15. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

On March 12, 2025, the Company implemented a 1-for-10 reverse stock split of its common stock. All share and per share data in these consolidated financial statements have been retrospectively adjusted to give effect to the stock split.

From June 26, 2025 through June 30, 2025, certain holders of the Notes converted $1.0 million of their Notes into 747,221 shares of common stock.

In June 2025, the Company issued 10,000 shares of common stock in satisfaction of the former Chief Executive Officer’s employment agreement which was recorded as stock issuable of $14,300 as of March 31, 2025.

In February 2025, the Company issued 13,115 shares of common stock related to a legal settlement agreed upon in October 2024 where $0.1 million was recorded as stock to be issued as of December 31, 2024.

During 2025, the Company sold 5,540,043 shares of common stock for gross proceeds of $7.0 million in at-the-market public placements. The Company recorded related offering costs of $0.3 million as of June 30, 2025.

During 2025, the Company issued a cumulative 6,564,947 shares of common stock as a result of various preferred stock conversions as noted below.

During the six months ended June 30, 2024, the Company issued 176 shares of common stock to a director for stock-based compensation of $2,046 at $11.60 per share. During the six months ended June 30, 2024, the Company issued 5,574 shares of common stock to employees and a consultant for stock-based compensation of $0.1 million at $12.10 per share.

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

On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the maximum amount under the ELOC Agreement from $35 million to $10 million. During the six months ended June 30, 2025, the Company sold and issued a total of 5,018,437 shares of common stock for an aggregate purchase price of $6.3 million to the Purchaser. The Company recorded offering costs related to the ELOC of $0.4 million as of June 30, 2025.

Preferred Stock

The Company has 100 million shares of preferred stock authorized.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For both the six months ended June 30, 2025 and 2024, the Company accrued 0.1 million of preferred dividends.

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

During the six months ended June 30, 2025, 255,474 shares of Series D Preferred Stock were converted into 371,559 shares of common stock.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

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

The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025. During the six months ended June 30, 2025, 57,131,123 and 422,011 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,755,313 shares of common stock.

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

During the six months ended June 30, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million. The Company incurred offering costs of $6,270 related to the offering. In addition, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares of common stock.

On March 25, 2025 (“the trigger date”), the Company sold common shares under the ELOC at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. The Company recorded a deemed dividend related to the Series G Preferred Stock price protection of $1.5 million. The deemed dividend was computed as the fair value of the embedded conversion option with the reduced conversion price of $1.67 less the fair value of the embedded conversion option with the original conversion price of $5.10 as computed on the trigger date. See below for the warrant related deemed dividend allocation and assumptions used in the Black-Scholes model.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

During the six months ended June 30, 2025, 4,380,664 shares of Series G Preferred Stock were converted into 438,066 shares of common stock.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock as payment for past legal services of $0.1 million included in stock to be issued on the consolidated balance sheets as of December 31, 2024, and 19,698 shares of Series G Preferred Stock as payment in 2025.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). As of June 30, 2025, there were 29 options and 34,935 restricted stock units (“RSUs”) fully vested and outstanding under the 2016 Plan. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Equity Incentive Plan, and on August August 1, 2025 the Board of Directors adopted the Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”).

2025 Equity Incentive Plan

On August 1, 2025, the Company’s Board of Directors adopted the 2025 Plan and authorized the 2025 Plan to be submitted to stockholders of the Company for approval. The 2025 Plan initially authorizes a number of shares of common stock equal to 15% of the outstanding shares of common stock on a fully-diluted basis available for award under the 2025 Plan. The 2025 Plan provides for an annual increase to such available number of shares by 5% of the shares of common stock outstanding on a fully-diluted basis each year for a period of seven years, with the first such increase to occur on January 1, 2026. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards.

On May 28, 2025, the Board of Directors of the Company approved grants of cash and restricted stock to its non-employee directors and stock options to senior executives. On August 1, 2025 the Board of Directors approved a grant of restricted stock to two former directors for past services as directors. The equity grants were made under the Company’s 2025 Plan and are subject to shareholder approval of the 2025 Plan and therefore the grants were not accounted for as of June 30, 2025. The cash grants were not subject to shareholder approval. The cash awarded to four non-employee directors, in addition to $0.1 million grants of restricted stock units to each of them and one other non-employee director effective May 1, 2025, is payable quarterly in arrears and subject to continued service. Three board members elected to receive 100% of the cash awards in shares of restricted common stock at $0.92 per share and one board member elected to receive 50% of the cash in common stock and 50% in cash. The common stock portion each elected is also subject to shareholder approval of the 2025 Plan.

The Company is seeking shareholder approval of the 2025 Plan at its annual meeting of shareholders scheduled for October 2, 2025.

A summary of all stock option activity as of and for the six months ended June 30, 2025 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	212	$579.50
Options forfeited	(108)	1,215.91
Outstanding as of December 31, 2024	104	$304.34
Options forfeited	(75)	304.39
Outstanding and exercisable as of June 30, 2025	29	$339.49

The aggregate intrinsic value of options outstanding as of June 30, 2025 was $0 and all options had vested.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

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

The Company did not issue any additional stock options during the six months ended June 30, 2025 or 2024.

Warrants

During the six months ended June 30, 2025, the Company sold shares of Series G Preferred Stock and in conjunction issued warrants to purchase a total of 320,862 shares of common stock. The Company recorded offering costs of $6,270 as of June 30, 2025. In addition, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares. The Warrants have a term of five years from issuance and are exercisable at an exercise price of $6.50 per share.

The estimated fair value of the new warrants issued in 2025 was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the weighted average assumptions below:

Volatility	100-131%
Risk-free interest rate	3.94% - 4.46%
Expected term (in years)	5.00
Expected dividend yield	-
Fair value of common stock	$0.66 - $8.60

A summary of all Warrant share activity as of and for the six months ended June 30, 2025 is presented below:

	Warrant Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	20,167	3.8	$348.70	$-
Granted	414,494	4.6	18.90	1.0
Expired	(119,605)	4.3	50.00	-
Outstanding as of December 31, 2024	315,056	4.6	28.20	1.0
Additions due to price protection adjustment	5,430,468	4.8	0.99	3.0
Issued with Series G Preferred Stock units sold	389,490	4.5	6.50	-
Expired	(500)	-	(788.00)	-
Outstanding as of June 30, 2025	6,134,514	4.6	$$2.67	$$3.0

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

On March 25, 2025, the Company sold shares under the ELOC at $1.67 per share, which was less than the exercise price of the Warrants issued in the Company’s Series G Preferred Stock offering, resulting in the reduction of the exercise price of the warrants to $1.67 per share and an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. On June 16, 2025, the Company sold shares under the ELOC at $0.66 per share, which was less than the exercise price of the Warrants adjusted in March 2025, resulting in the reduction of the exercise price of the warrants to $0.66 per share and an increase in common shares issuable upon exercise of 3,655,482 under the full price protection adjustment of the Warrants. The Company recorded an additional deemed dividend related to the Warrants price protection of $5.2 million for the six months ended June 30, 2025.

Beeline Warrants

In the Merger Agreement, the Company agreed to assume 5,868 outstanding Beeline Warrants with an exercise price of $231.20 per share. The new Warrants have not been issued as of the date of this Report.

16. COMMITMENTS AND CONTINGENCIES

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

June 30, 2025

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

17. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of June 30, 2025, there was one account that exceeded the limit by $5.7 million. As of December 31, 2024, there was one account that exceeded the limit by $0.5 million.

The Company relies on one lender for the warehouse line it uses to fund the mortgage loans it makes to its customers, which is limited to a maximum of $5.0 million, see Note 10 – Warehouse Line of Credit.

The Company sold its mortgage loans to six investors for the six months ended June 30, 2025.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $2.6 million as of June 30, 2025. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

18. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of June 30, 2025 and December 31, 2024. As of June 30, 2025, there were 27.8 million shares of common stock equivalents that were antidilutive due to the Company’s net loss.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

19. RELATED PARTY TRANSACTIONS

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

During June 2025, the Company partnered with an entity which is co-owned by the Company’s Chief Executive Officer, Nicholas Liuzza, in certain residential real estate transactions funded through the sale of a cryptocurrency token which is backed by real property. In these transactions, the related party entity purchases equity from homeowners seeking liquidity, funding such purchases from the sale of the cryptocurrency token. The Company provides the related party entity with certain services in connection with these transactions, specifically through providing access to its platform, and providing title and escrow services through Beeline Title Holdings in exchange for cash fees. During June 2025, Beeline Title Holdings closed its first such residential real estate transaction funded through the sale of a cryptocurrency token backed by real property. During the six months ended June 30, 2025, the Company recorded $12,377 of revenue related to this transaction.

During March 2025, Mr. Liuzza, purchased 4,308,155 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 215,409 shares of common stock for total gross proceeds of $2.2 million. In addition, Mr. Liuzza converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares.

In February and March of 2025 Mr. Liuzza advanced the Company $0.1 million. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the Company amended the note to $0.4 million. As of June 30, 2025, the balance of the note was $0.4 million.

Jessica Kennedy, Beeline Financial’s Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the six months ended June 30, 2025, the Company had transactions of $2,759 with Tower Title.

Beeline Loans partnered with CredEvolv on February 26, 2025 to help declined borrowers improve their credit and secure mortgage approval. Steve Romano is co-founder and President of CredEvolv. Beeline Financial engaged Mr. Romano to provide certain consulting services pursuant to an agreement dated July 29, 2024 to continue until terminated by written notice. As of June 30, 2025, the Company had accrued $42,500 for prior consulting services. Mr. Romano serves on the Company’s Board of Directors.

Beeline Loans is a member of The Mortgage Collaborative, which is an industry trade group founded by David Kittle. Beeline Loans pays membership fees to The Mortgage Collaborative. Mr. Kittle was appointed as Special Advisor to the Company and Board of Directors on March 12, 2025.

20. SUBSEQUENT EVENTS

Notes Payable

The Company repaid a lender $0.3 million in principal and interest.

Subsequent to June 30, 2025, the Company repaid BDCRI $0.1 million in principal and interest.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2025

(Unaudited)

Notes Payable, Related Parties

Subsequent to June 30, 2025, the Company repaid $0.3 million to Mr. Liuzza.

Secured Credit Facilities

Subsequent to June 30, 2025, the Company repaid $0.9 million in principal and interest to the senior secured debentures.

Stockholders’ Equity

ELOC Agreement

Subsequent to June 30, 2025, the Company sold and issued a total of 676,078 shares of common stock for an aggregate purchase price of $1.2 million to the Purchaser.

Preferred Stock

On July 23, 2025, the Company entered into an agreement with a holder of and effected the exchange of 8,356,151 shares of Series F Preferred Stock and 68,951 shares of Series F-1 Preferred Stock of the Company in exchange for the issuance to the holder of 8,425,102 shares of a newly designated Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”).

On July 23, 2025, the Company filed a Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock of the Company (the “Certificate of Designations”) with the Nevada Secretary of State designating and authorizing the issuance of up to 8,425,102 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $0.50. Beginning on the initial issuance date of the Series A Preferred Stock and ending one year after the initial issuance date, the holder may convert up to $1.0 million in stated value of Series A Preferred Stock (the “Special Conversion Amount”) at a conversion price of $1.75, subject to adjustment and subject to beneficial ownership limitations. The conversion price is subject to customary adjustments including for reverse stock splits, forward stock splits, and similar corporate events, and is also subject to price protection adjustment in connection with subsequent sales or issuances of securities at a per-share price that is lower than the conversion price, subject to certain other exceptions and limitations.

Beginning on the issuance date of the Series A Preferred Stock and for a period of one-year thereafter, the Company has the right to redeem the shares of Series A, Preferred Stock other than the Special Conversion Amount, at a redemption price of $2.00 per underlying share of common stock (based on the $1.75 per share conversion price, subject to adjustment). At the end of the one-year redemption period, all remaining shares of Series A Preferred Stock (in addition to the Special Conversion Amount) will become convertible at the option of the holder.

The Series A Preferred Stock is entitled to vote with the Company’s common stock on an as-converted basis, subject to beneficial ownership limitations.

During July 2025, the holder converted 2.0 million shares of Series A Preferred Stock into 571,428 shares of common stock.

Bridgetown Spirits

On July 25, 2025, the Company entered into a Debt Satisfaction Agreement (the “DSA”) with Bridgetown Spirits and three individuals (the “Buyers”) including Geoffrey Gwin, the President of Bridgetown Spirits, pursuant to which the Company transferred to the Buyers all 530,000 shares of its Bridgetown Spirits common stock held by the Company in exchange for the satisfaction of outstanding amounts payable by the Company to the Buyers totaling $0.4 million and released from Spirits and the Buyers relating thereto. The Company also released Spirits from certain obligations and liabilities in connection with the transaction. As a result of the foregoing, Bridgetown Spirits is no longer a subsidiary of the Company.

In connection with the DSA, Bridgetown Spirits issued a Senior Secured Original Issue Discount Promissory Note and Security Agreement (the “Note”) in the principal amount of $0.1 million payable to the Company with an original issue discount of $25,000. The Note is receivable as follows: (i) $50,000 is receivable on April 24, 2026, and the remaining $50,000 is payable on July 25, 2026. The Note is secured by the assets of Bridgetown Spirits.

Warrants

On July 10, 2025, the Company issued a consultant 25,000 warrants as consideration for the waiver and release of certain contractual rights.

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

You should not place undue certainty on these forward-looking statements, which speak only as of the date made. Except as required by law, we undertake no obligation to update any forward-looking statements, whether as a result of new information, future events, or otherwise. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from these forward-looking statements. Risk factors and uncertainties that could impact the outcome of matters referred to in forward-looking statements include those discussed in our filings with the Securities and Exchange Commission, including Item 1A of Part I of our annual report on Form 10-K for the year ended December 31, 2024 entitled “Risk Factors” as well as factors which may have not yet been anticipated or identified.

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

Subsequent to the execution of the Debt Exchange Agreement, the Company organized a subsidiary, Bridgetown Spirits, which was incorporated on October 3, 2024, and assigned the Company’s business of manufacturing and marketing spirits to Bridgetown Spirits. The Company owned 53% of Bridgetown Spirits as of June 30, 2025. On July 25, 2025, the Company disposed of its 53% interest in Bridgetown Spirits in exchange for the satisfaction of debt and as a result Bridgetown Spirits is no longer a subsidiary of the Company. The assets and liabilities of Bridgetown Spirits have been classified as held for sale as of June 30, 2025 and December 31, 2024. The operating results of Bridgetown Spirits have been classified as discontinued operations for the three and six months ended June 30, 2025 and 2024.

Upon completion of the Debt Exchange Agreement, the Company was no longer involved in the business of digital printing and mobile canning. The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift. Given that the effect of the Debt Exchange Agreement meets all the criteria for classification of held for sale, the assets and liabilities of Craft C+P were disposed of on October 7, 2024. The operating results of Craft C+P have been classified as discontinued operations during the three and six months ended June 30, 2024.

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

The Company has one majority-owned subsidiary, Nimble Title Holdings, Inc. (“Nimble Title Holdings”). Nimble Title Holdings is 50.1% owned by the Company and 49.9% owned by a former non-controlling shareholder of Beeline Financial.

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

Our Business

Beeline Financial is the holding company for Beeline Loans, Beeline Title Holdings and Beeline Labs. Through its subsidiaries, the group operates a full-service, direct-to-consumer digital mortgage lender specializing in conventional conforming and non-conforming residential first-lien mortgages, a title provider offering title, escrow, and closing services, and a technology platform licensing a proprietary software-as-a-service (“SaaS”) product. Additionally, Beeline Loans, through a technology platform that it has built, supports a fractional equity product in partnership another company, which uses cryptocurrency backed by residential real estate.

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

Recent Developments

Business Trends

From January through July 2025, U.S. inflation trended lower, though the pace of improvement varied across components. Headline consumer price index (“CPI”) began the year at roughly 2.9% year-over-year in January, down from 3.2% in December 2024, as energy prices eased, food inflation moderated, and shelter costs began to cool. February saw a slight drop to around 2.8%, with goods inflation largely flat or negative due to stable commodity prices, though services—particularly housing and medical care—remained sticky. By March, CPI slowed to roughly 2.7%, driven by declines in core goods, but higher transportation services costs offset some gains. April brought further moderation to around 2.6% as shelter inflation eased faster than expected and gasoline prices fell on higher refinery output, prompting markets to price in possible rate cuts later in the year. In May, CPI reached about 2.5%, with food prices steady and some goods categories, like apparel and home products, seeing discounts, though insurance costs kept services inflation above 3%. June’s reading of roughly 2.4% marked the lowest since early 2021, led by falling energy prices and continued shelter relief, even as core services ex-housing stayed elevated. Preliminary July figures suggest inflation held near 2.4–2.5%, with headline prices little changed month-over-month and core inflation hovering around 2.7%, reflecting lingering service-sector pressures. Overall, inflation progress in the first half of 2025 was steady, supported by improved supply chains, softer housing costs, and easing commodity prices. However, the Federal Reserve maintained a cautious stance, signaling that while headline inflation was back near its comfort zone, persistent services inflation meant rate cuts would likely wait until late 2025, assuming the disinflationary trend continues.

Beeline Labs

In July 2025, the Company’s subsidiary, Beeline Labs, launched BlinkQC, a SaaS platform designed to automate pre-close quality control (“QC”) reviews for mortgage loan files. Beeline Loans has been beta testing BlinkQC in its own operation and will use BlinkQC for its pre-close QC. Later this year, Beeline Labs plans to license BlinkQC as SaaS to other mortgage companies. BlinkQC uses artificial intelligence to ingest loan document packages, extract and validate data, apply customizable rule sets, and generate compliance reports.

The initial release supports conventional loan packages and is offered on a flat rate per package. Based on current cost estimates, the product is expected to achieve gross margins of approximately 50%. Future enhancements, including FHA/VA loan support and integrations with loan origination systems, are in development.

Management believes BlinkQC will improve QC efficiency for mortgage lenders and represents a potential source of incremental revenue for the Company.

BeelineEQUITY

On June 25, 2025, Beeline Title closed, what it believes to be one of the first-ever fractional sale of home real estate transactions funded through the sale of a cryptocurrency with a partner who will fund these transactions for us through the sale of a crypto token which is backed by real property. While neither the Company, nor its subsidiaries, mints the token, Beeline Title will handle the settlement and title portions of these transactions for its client, who is minting the token (see below for more information about this company). The June transaction marked a major milestone in the evolution of blockchain-driven real estate finance, bridging decentralized finance with traditional title and escrow services. In the third quarter of 2025, Beeline Loans will provide customer acquisition services and support to the company minting the token and offering the equity exchange and Beeline Title will provide the title and closing services for each transaction—unless borrowers elect to use an outside title company. Importantly, Beeline Title will open this platform to all mortgage lenders, giving them access to a proven solution for cryptocurrency token transaction reconciliation, compliance, and disbursement. As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, the Company is positioning itself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. The Company collaborates with a related party company which is co-owned by the Company’s Chief Executive Officer, Nicholas Liuzza, by which the company funds the transactions through the sale of a cryptocurrency token which is backed by real property. See Note 19 – Related Party Transactions in the footnotes to the financial statements contained in this report. Passing of the GENIUS Act in June 2025 has delayed the full launch of Beeline Equity to early quarter four of 2025. Prior to a full launch, Beeline Loans and Beeline Title will close many transactions as the product and process are perfected.

Results of Operations

The Merger was structured and accounted for as a business combination with the Company as the acquirer of 100% of the controlling equity interests of Beeline Financial and its subsidiaries. The Company’s consolidated financial statements for the six months ended June 30, 2024 do not include Beeline Financial’s results of operations. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Due to the Merger, management believes that the consolidated results of operations for 2025 are not directly comparable to those of 2024, as the prior year reflects the performance of only the corporate segment.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. As a result of the merger, the statement of operations for the three and six months ended June 30, 2024 represents the new structure and retrospectively reclassifies discontinued operations.

As a result of the structure of the Merger, the Company will amortize $15.2 million over a five-year period ending October 2029 and $0.4 million over a four-year period ending October 2028. This Merger-related amortization is $0.8 million each quarter and is non-cash.

Given these structural changes, management believes that segment-level reporting provides a more meaningful basis for evaluating performance. Accordingly, a comparative analysis of the Company’s operating segments is presented below, which more accurately reflects the ongoing composition of the business.

Three and Six Months Ended June 30, 2025 Compared to the Three and Six Months Ended June 30, 2024

Consolidated Results

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Beeline Financial Revenues	$1,717	$-	$3,067	$-

Net loss from continuing operations	$(4,002)	$(658)	$(10,705)	$(1,270)
Net loss	(4,140)	(1,488)	(11,067)	(2,781)
Basic and diluted net loss per common share available to common stockholders	$(0.64)	$(8.74)	$(3.03)	$(16.55)

For the three and six months ended June 30, 2025, net loss from continuing operations increased to $4.0 million and $10.7 million, respectively, from $0.7 million and $1.3 million for the three and six months ended June 30, 2024, respectively, reflecting the inclusion of Beeline’s results of operations for 2025.

Interest Expense. Interest expense, exclusive of the warehouse line of credit, was $0.4 million and $2.3 million for the three and six months ended June 30, 2025, respectively, and $0.3 million and $0.6 million for the three and six months ended June 30, 2024, respectively, primarily related to interest on debt and the amortization of debt and warrant related expenses.

Preferred stock dividends. Preferred stock dividends were $37,500 and $0.1 million for each of the three and six months ended June 30, 2025 and 2024, respectively, representing the Series B preferred stock dividend of 6% per annum.

Deemed dividend - preferred stock Series G and warrant price protection. On March 25, 2025, the Company sold shares under the ELOC at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. Additionally, the Warrants issued in the Series G Preferred Stock offering had their exercise price reduced to $1.67 and resulted in an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. On June 16, 2025, the Company sold shares under the ELOC at $0.66 per share, which was less than the exercise price of the Warrants adjusted in March 2025, resulting in the reduction of the exercise price of the warrants to $0.66 per share and an increase in common shares issuable upon exercise of 3,655,482 under the full price protection adjustment of the Warrants. The Company recorded a deemed dividend related to the price protection of $2.2 million and $6.8 million for the three and six months ended June 30, 2025, respectively.

Segment Reporting

The following discussion provides an analysis of the financial performance of each of our reportable segments consisting of Beeline Financial and Corporate. We evaluate segment performance based on key financial and operational metrics, including revenue, operating income, and margin trends. The results of each segment are presented in accordance with our internal management reporting structure.

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

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Beeline Financial Revenues	$1,717	$-	$3,067	$-

Beeline Financial	$(1,568)	$-	$(3,893)	$-
Corporate	(2,434)	(658)	(6,812)	(1,270)
Total net loss from continuing operations	$(4,002)	$(658)	$(10,705)	$(1,270)

Beeline Financial (For the Three and Six Months Ended June 30, 2025)

	Three Months Ended June 30,	Six Months Ended June 30,
(Dollars in thousands)	2025	2025
Gain on sale of loans, net	$1,113	$1,927
Title fees	405	781
Loan origination fees	186	336
Interest income	71	142
Interest expense	(64)	(129)
Data and tech services	6	10
Total net revenues	1,717	3,067
Salaries and benefits	1,348	2,515
Marketing and advertising	778	1,305
Professional fees	70	105
General and administrative expenses	(66)	429
Depreciation and amortization	812	1,607
Other operating expenses	332	975
Total operating expenses	3,274	6,936
Loss from operations	(1,557)	(3,869)
Interest expense	(10)	(20)
Other expense	(1)	(4)
Net loss	$(1,568)	$(3,893)

For the three and six months ended June 30, 2025, Beeline Financial originated $15.1 million and $54.9 million in residential mortgage loans and reported net revenues of $1.7 million and $3.1 million and a net loss of $1.6 million and $3.9 million, respectively.

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

When the mortgage loan is sold into the secondary market (i.e. funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans. Gain on sale of loans, net was $1.0 million and $1.9 million for the three and six months ended June 30, 2025, respectively.

Title fees. Title fees consist of title policy premiums and settlement fees charged to the borrower and seller on a transaction. Title fees were $0.4 million and $0.8 million for the three and six months ended June 30, 2025, respectively.

Loan origination fees. Loan origination fees generally include underwriting and processing fees, investor fees, and other related expenses. Loan origination fees were $0.2 million and $0.3 million for the three and six months ended June 30, 2025, respectively.

Loan interest income and expense. Interest income is interest earned on mortgage loans held for sale and interest expense is paid on our loan funding facilities. Net interest income was $7,075 and $13,110 for the three and six months ended June 30, 2025, respectively.

Salaries and benefits. Salaries and benefits were $1.3 million and $2.5 million for the three and six months ended June 30, 2025, respectively.

Marketing and advertising. Marketing and advertising were $0.8 million and $1.3 million for the three and six months ended June 30, 2025, respectively.

General and administrative expenses. General and administrative expenses consist primarily of software service providers and were flat and $0.4 million for the three and six months ended June 30, 2025, respectively.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of amortization related to internal-use software and was $0.8 million and $1.6 million for the three and six months ended June 30, 2025, respectively.

Other operating expenses. Other operating expenses consist of expenses directly related to the origination of loans and are charged by investors at the sale of loans excluding interest. Other operating expenses were $0.3 million and $1.0 million for the three and six months ended June 30, 2025, respectively.

Corporate

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Salaries and benefits	$817	$161	$1,819	$364
Marketing and advertising	9	-	12	-
Professional fees	1,154	88	2,285	133
General and administrative expenses	272	87	488	189
Depreciation and amortization	24	14	49	28
Other operating expenses	98	-	107	-
Total operating expenses	2,374	350	4,760	714
Interest income	-	-	1	-
Interest expense	(378)	(308)	(2,257)	(556)
Gain on extinguishment of debt	75	-	75	-
Change in equity method investment	204	-	129	-
Other income	39	-	-	-
Net loss	$(2,434)	$(658)	$(6,812)	$(1,270)

Non-GAAP Financial Measure

We report adjusted EBITDA, which is a financial measure not prepared in accordance with generally accepted accounting principles (“non-GAAP”) that supplements our financial results presented in accordance with GAAP. This non-GAAP financial measure should not be considered in isolation and is not intended to be a substitute for any GAAP financial measures, but rather provides supplemental information that we believe helps investors better understand our business, our business model, and how we analyze our performance.

Non-GAAP financial measures have limitations in their usefulness to investors because they have no standardized meaning and are not prepared under any comprehensive set of accounting rules or principles. Accordingly, other companies, including companies in our industry, may calculate similarly titled non-GAAP financial measures differently or may use other measures to evaluate their performance, all of which could reduce the usefulness of our non-GAAP financial measures as tools for comparison.

We include a reconciliation of adjusted EBITDA to GAAP net loss, its most closely comparable GAAP measure. We encourage investors and others to review our condensed consolidated financial statements and notes thereto in their entirety included elsewhere in this quarterly report on Form 10-Q, not to rely on any single financial measure, and to consider adjusted EBITDA only in conjunction with its respective most closely comparable GAAP financial measure.

We believe this non-GAAP financial measure is useful to investors for supplemental period-to-period comparisons of our business and understanding and evaluating our operating results for the following reasons:

● Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization expense, interest and amortization on non-funding debt, income tax expense, stock-based compensation expense, and costs that are unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations, all of which can vary substantially from company to company depending on their financing and capital structures;

● We use adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for adjusted purposes, including the preparation of our annual operating budget , as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and

● Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our core operating results, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

Further, although we use this non-GAAP measure to assess the financial performance of our business, it has limitations as an analytical tool, and should not be considered in isolation or as a substitute for analysis of our financial results as reported under GAAP. Some of these limitations are, or may in the future be, as follows:

● Although depreciation and amortization expense is a non-cash charge, the assets being depreciated and amortized may have to be replaced in the future, and adjusted EBITDA does not reflect cash capital expenditure requirements for such replacements or for new capital expenditure requirements;

● Adjusted EBITDA excludes stock-based compensation expense which is a significant recurring expense for our business and an important part of our compensation strategy;

● Adjusted EBITDA does not reflect changes in, or cash requirements for, our working capital needs;

● Adjusted EBITDA does not reflect interest expense, or the cash requirements necessary to service interest or principal payments on our non-funding debt, which reduces cash available to us; and

● The expenses and other items that we exclude in the calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, adjusted EBITDA should be considered along with other financial performance measures presented in accordance with GAAP, and not as an alternative or substitute for our financial results prepared and presented in accordance with GAAP.

Adjusted EBITDA

We calculate adjusted EBITDA as net income (loss) adjusted for the impact of interest expense, depreciation and amortization expense, net loss from discontinued operations, stock-based compensation expense, and other non-recurring or non-core operational expenses.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2025	2024	2025	2024
Net loss	$(4,140)	$(1,488)	$(11,067)	$(2,781)
Interest expense	388	308	2,277	556
Depreciation and amortization	836	14	1,656	28
Net loss from discontinued operations	138	830	362	1,511
Stock-based compensation expense	-	30	130	132
Merger-related expenses (1)	-	-	321	-
Adjusted EBITDA	$(2,778)	$(306)	$(6,321)	$(554)

(1)	Merger-related expenses include the costs related to the shareholder meeting on March 7, 2025 to approve the name changing to Beeline Holdings, Inc. and to approve the Series F and F-1 Preferred Stock (shares received in the merger) to convert to common shares, as well as costs related to the Nasdaq initial listing.

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

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents, cash flow from our operating businesses, proceeds from asset sales and dispositions, and short-term borrowing facilities, including revolving credit lines. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of June 30, 2025, we have $6.3 million in cash.

On December 31, 2024, the Company entered into entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock. On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the amount from $35 million to $10 million. During the six months ended June 30, 2025, the Company sold and issued to the Purchaser 5,018,437 shares of common stock for gross proceeds of $6.5 million. Subsequent to June 30, 2025, the Company sold and issued to the Purchaser 676,078 shares of common stock for gross proceeds of $1.2 million to the Purchaser.

On April 30, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co., Inc., pursuant to which the Company may issue and sell over time and from time to time, to or through Ladenburg, up to $7.0 million of shares of the Company’s common stock. During the six months ended June 30, 2025, the Company sold 5,540,043 shares for gross proceeds of $7.0 million.

During the six months ended June 30, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million.

As of July 23, 2025, the Company has sold the maximum amounts that were registered under each of the ELOC Agreement and the ATM Agreement. As a result of the foregoing, the at-the-market offering is now closed. The ELOC Agreement provides for up to $3.0 million in additional sales of common stock at the Company’s option, subject to the terms and conditions of the ELOC Agreement including registration requirements therein.

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

For the six months ended June 30, 2025 and 2024, net cash used in operating activities of continuing operations increased to $5.6 million from $0.6 million, respectively, primarily due to the inclusion of Beeline’s net loss of $3.9 million for the six months ended June 30, 2025.

For the six months ended June 30, 2025, net cash used in investing activities of continuing operations was $0.1 million related to internal-use software development costs. For the six months ended June 30, 2024, investing activities were nil.

For the six months ended June 30, 2025, net cash provided by financing activities of continuing operations was $10.9 million primarily from $15.8 million raised from equity transactions, offset by repayments of $0.9 million of the warehouse line and $4.1 million of secured credit facilities. For the six months ended June 30, 2024, net cash provided by financing activities of continuing operations was $1.1 million.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company in the financial statements for six months ended June 30, 2025 relate to the policies and practices the Company uses to account for:

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

Title Fees

Settlement fees and commissions earned at loan settlement on insurance premiums paid to title insurance companies.

Loan Origination Fees and Costs

Loan origination fees represent revenue earned from originating mortgage loans. Loan origination fees generally represent flat per-loan fee amounts and are recognized as revenue at the time the mortgage loans are funded since the loans are held for sale. Loan origination costs are charged to operations as incurred.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of June 30, 2025.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 13, 2021 and filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference
3.7	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.8	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.9	Certificate of Designation of Series C Preferred Stock filed on September 28, 2023 - filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference
3.10	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.11	Certificate of Designation of Series D Preferred Stock, filed as Exhibit 3-a to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.12	Certificate of Designation of Series E Preferred Stock, filed as Exhibit 3-b to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.13	Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3-c to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.13(a)	Certificate of Correction for Series F Convertible Preferred Stock, filed as Exhibit 3(b) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.14	Certificate of Designation of Series F-1 Preferred Stock, filed as Exhibit 3-d to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference

3.14(a)	Certificate of Correction for Series F-1 Convertible Preferred Stock, filed as Exhibit 3(c) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.15	Certificate of Designation of Series G Convertible Preferred Stock, filed as Exhibit 3(a)(1) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.15(a)	Certificate of Correction for Series G Convertible Preferred Stock, filed as Exhibit 3(a)(2) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.15(b)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on January 21, 2025 and incorporated herein by reference
3.15(c)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on March 5, 2025 and incorporated herein by reference
3.15(d)	Second Certificate of Amendment of Series G Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference
3.16	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2025 and incorporated herein by reference
3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2025 and incorporated herein by reference
3.18	Second Amended and Restated Bylaws of the Registrant, filed as Exhibit 10-a to the Current Report on Form 8-K dated August 14, 2024 and filed on August 16, 2024 and incorporated by reference herein.
3.18(a)	Amendment to Second Amended and Restated Bylaws, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on February 21, 2025 and incorporated herein by reference
10.1	ELOC Side Letter, filed as Exhibit 10.25 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.2	Termination Agreement, filed as Exhibit 10.26 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.3	Amended and Restated Common Stock Purchase Agreement (ELOC), filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.4	Amended and Restated Registration Rights Agreement (ELOC), filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.5 #	2025 Equity Incentive Plan, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on February 14, 2025 and incorporated by reference and incorporated herein by reference.
10.6	Letter Agreement for Amendment of Liuzza Warrants filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein.
10.7	At The Market Offering Agreement, dated April 30, 2025 – filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 1, 2025 and incorporated herein by reference.
10.8	Debt Satisfaction Agreement dated July 25, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference
10.9	Senior Secured Original Issue Discount Promissory Note and Security Agreement dated July 25, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 **	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing,
#	in accordance with Item 601 of Regulation S-K.
Indicates management compensatory plan, contract or agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEELINE HOLDINGS, INC.

Date: August 14, 2025	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

Date: August 14, 2025	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2025	By:	/s/ Tiffany Milton
Tiffany Milton
Chief Accounting Officer
(Principal Accounting Officer)

