Form 10-Q
period 2025-09-30
Beeline Holdings, Inc.
filed 2025-11-14
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2025

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

As of November 14, 2025, 27,755,039 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

BEELINE HOLDINGS, INC.

FORM 10-Q

September 30, 2025

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

(Dollars in thousands, except share and per share amounts)

	September 30, 2025	December 31, 2024
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,295	$81
Restricted cash	45	791
Mortgage loans held for sale, net, at fair value	8,923	6,925
Interest rate lock commitment derivative	240	18
Accounts receivable, net	41	-
Prepaid expenses and other current assets	403	213
Current assets of discontinued operations held for sale	-	2,012
Total current assets	10,947	10,040
Goodwill	33,310	33,310
Property and equipment, net	12,470	14,680
Intangible assets, net	4,854	4,927
Right-of-use assets	948	1,334
Equity method investment	-	147
Other assets, net	652	608
Non-current assets of discontinued operations held for sale	-	1,469
Total Assets	$63,181	$66,515

Liabilities and Equity
Current liabilities:
Warehouse line of credit	$8,423	$6,106
Accounts payable	864	1,674
Accrued liabilities	987	1,343
Current portion of secured credit facilities, net of debt discount	-	4,466
Current portion of note payable and accrued interest, related parties	-	891
Current portion of notes payable and accrued interest, net of debt discount	-	840
Current portion of lease liabilities	178	339
Current liabilities of discontinued operations held for sale	-	492
Total current liabilities	10,452	16,151
Lease liabilities, net of current portion	943	1,188
Other noncurrent liabilities	45	45
Non-current liabilities of discontinued operations held for sale	-	163
Total liabilities	11,440	17,547

Commitments and contingencies (Note 16)

Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 19,747,234 and 468,950 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	2	-
Preferred stock Series A, $0.0001 par value; 8,425,102 shares authorized; 6,425,102 and 0 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	-
Preferred stock Series B, $0.0001 par value; 2,500,000 shares authorized; 2,500,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Preferred stock Series D, $0.0001 par value; 255,474 shares authorized; 0 and 255,474 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series E, $0.0001 par value; 200,000 shares authorized; 200,000 shares issued and outstanding as of September 30, 2025 and December 31, 2024	-	-
Preferred stock Series F, $0.0001 par value; 70,000,000 shares authorized; 3,199,896 and 69,085,562 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	7
Preferred stock Series F-1, $0.0001 par value; 1,000,000 shares authorized; 23,844 and 517,775 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	-	-
Preferred stock Series G, $0.0001 par value; 15,000,000 shares authorized; 8,617,372 and 5,308,239 shares issued and outstanding as of September 30, 2025 and December 31, 2024, respectively	1	1
Common stock to be issued, 0 shares and 13,115 shares as of September 30, 2025 and December 31, 2024, respectively	-	80
Preferred stock Series G to be issued, 0 shares and 245,098 shares as of September 30, 2025 and December 31, 2024, respectively	-	125
Additional paid-in capital	167,670	141,877
Accumulated other comprehensive loss	(47)	(34)
Accumulated deficit	(115,883)	(94,189)
Equity attributable to stockholders of Beeline Holdings, Inc.	51,744	47,867
Non-controlling interest ($0 and $1,103 related to discontinued operations as of September 30, 2025 and December 31, 2024, respectively)	(3)	1,101
Total Equity	51,741	48,968
Total Liabilities and Equity	$63,181	$66,515

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except shares and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Gain on sale of loans, net	$1,671	$-	$3,598	$-
Loan origination fees	302	-	638	-
Interest income (expense)
Interest income	90	-	232	-
Interest expense	(112)	-	(241)	-
Interest income (expense), net	(22)	-	(9)	-
Title fees	391	-	1,172	-
Other revenues	2	-	12	-
Total net revenues	2,344	-	5,411	-

Operating Expenses
Compensation, commissions and benefits	1,989	146	6,323	509
General and administrative expenses	871	289	4,119	640
Depreciation and amortization	831	-	2,487	-
Marketing and advertising	682	-	1,999	-
Other operating expenses	804	-	1,963	-
Total operating expenses	5,177	435	16,891	1,149
Loss from operations	(2,833)	(435)	(11,480)	(1,149)
Other income (expense), net
Interest income	4	-	5	-
Interest expense	(69)	(409)	(2,346)	(965)
Loss on extinguishment of debt	(685)	-	(610)	-
Change in equity method investment	-	-	129	-
Other	4	(2)	18	2
Total other income (expense), net	(746)	(411)	(2,804)	(963)
Loss before income taxes	(3,579)	(846)	(14,284)	(2,112)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(3,579)	(846)	(14,284)	(2,112)
Net income (loss) from discontinued operations	910	(513)	548	(2,028)
Net loss from disposal of discontinued operations	(1,293)	-	(1,293)	-
Net loss from discontinued operations	(383)	(513)	(745)	(2,028)
Net loss	(3,962)	(1,359)	(15,029)	(4,140)
Net loss attributable to non-controlling interests (related to discontinued operations)	44	-	214	-
Net loss attributable to common stockholders	(3,918)	(1,359)	(14,815)	(4,140)
Preferred stock dividends	(38)	(38)	(113)	(113)
Deemed dividend - Preferred stock Series G and warrant price protection	-	-	(6,766)	-
Net loss available to common stockholders	$(3,956)	$(1,397)	$(21,694)	$(4,253)

Comprehensive loss
Net loss	$(3,962)	$(1,359)	$(15,029)	$(4,140)
Unrealized foreign currency translation gain	(67)	-	(13)	-
Total comprehensive loss	(4,029)	(1,359)	(15,042)	(4,140)
Comprehensive loss attributable to non-controlling interests (related to discontinued operations)	44	-	214	-
Comprehensive loss attributable to common stockholders	$(3,985)	$(1,359)	$(14,828)	$(4,140)

Basic and diluted net loss from continuing operations per common share	$(0.19)	$(4.00)	$(1.38)	$(11.34)
Basic and diluted net loss from discontinued operations per common share	$(0.02)	$(2.42)	$(0.07)	$(10.89)
Basic and diluted net loss per common share available to common stockholders	$(0.20)	$(6.60)	$(2.09)	$(22.84)
Basic and diluted weighted average common shares outstanding	19,301,805	211,596	10,386,748	186,168

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes In Equity

For the Three and Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive Income	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	(Loss)	Interest	Equity
Balance, December 31, 2023	170,599	$-	-	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,559	$(82,706)	$-	$-	$853
Issuance of common stock for services by third parties	176	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-		-	2
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)		-	(38)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,293)	-	-	(1,293)
Balance, March 31, 2024	170,775	$-	-	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,561	$(84,037)	$-	$-	$(476)
Issuance of common stock for services by employees	5,574	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	67	-		-	67
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)		-	(37)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,488)	-	-	(1,488)
Balance, June 30, 2024	176,349	$-	-	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,628	$(85,562)	$-	$-	$(1,934)
Shares issued for cash, net of debt discount costs	44,202	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	392	-		-	392
Common stock issued for conversion of Series C Preferred shares	75,740	-	-	-	-	-	(82,415)	-	-	-	-	-	-	-	-	-	-	-	-	-	-		-	-
Warrants issued in relation to debt issuance	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	329	-		-	329
Preferred stock dividends	17,773	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	150	(38)		-	112
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1,359)	-	-	(1,359)
Balance, September 30, 2024	314,064	$-	-	$-	2,500,000	$-	117,585	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$84,499	$(86,959)	$-	$-	$(2,460)

Balance, December 31, 2024	468,950	$-	-	$-	2,500,000	$-	-	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968
Issuance of stock for services by third parties	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	264,796	-	(125)	125	-	-	-	-
Issuance of stock related to settlement	13,115	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(80)	80	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14	116	-	-	-	130
Conversion of preferred shares	6,247,126	1	-	-	-	-	-	-	(188,808)	-	-	-	(57,020,394)	(6)	(421,186)	-	(3,980,664)	-	-	6	-	-	-	1
Series G Preferred Stock issued for cash, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,417,159	-	-	3,266	-	-	-	3,266
ELOC shares issued for cash, net of offering costs	1,090,622	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,978	-	-	-	1,978
Note payable, related party converted to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,372,549	-	-	700	-	-	-	700
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17	-	17
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,588	(4,588)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,822)	-	(105)	(6,927)
Balance, March 31, 2025	7,819,813	$1	-	$-	2,500,000	$-	-	$-	66,666	$-	200,000	$-	12,065,168	$1	96,589	$-	9,382,079	$1	$14	$152,736	$(105,637)	$(17)	$996	$48,095
Issuance of common stock for services by employees	10,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14)	14	-	-	-	-
Conversion of preferred shares	317,821	-	-	-	-	-	-	-	(66,666)	-	-	-	(110,729)	-	(825)	-	(400,000)	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	3,927,815	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,889	-	-	-	3,889
ATM shares issued for cash, net of offering costs	5,540,043	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,720	-	-	-	6,721
Secured credit facilities converted to common shares	747,221	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	986	-	-	-	986
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)	-	-	(37)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37	-	37
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,178	(2,178)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,075)	-	(65)	(4,140)
Balance, June 30, 2025	18,362,713	$2	-	$-	2,500,000	$-	-	$-	-	$-	200,000	$-	11,954,439	$1	95,764	$-	8,982,079	$1	$-	$166,523	$(111,927)	$20	$931	$55,551
Warrants issued related to settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	26	-	-	-	26
Conversion of preferred shares	708,443	-	(2,000,000)	-	-	-	-	-	-	-	-	-	(398,392)	-	(2,969)	-	(364,707)	-	-	-	-	-	-	-
Series A Preferred Stock issued in exchange for Series F/F-1 Preferred Stock	-	-	8,425,102	1	-	-	-	-	-	-	-	-	(8,356,151)	(1)	(68,951)	-	-	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	676,078	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,121	-	-	-	1,121
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(67)	-	(67)
Derecognition of non-controlling interest related to discontinued operations	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(890)	(890)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,918)	-	(44)	(3,962)
Balance, September 30, 2025	19,747,234	$2	6,425,102	$1	2,500,000	$-	-	$-	-	$-	200,000	$-	3,199,896	$-	23,844	$-	8,617,372	$1	$-	$167,670	$(115,883)	$(47)	$(3)	$51,741

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2025 and 2024

(Dollars in thousands)

(Unaudited)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(15,029)	$(4,140)
Net loss from discontinued operations	745	2,028
Adjustments to reconcile net loss to net cash provided by (used in) operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(3,598)	-
Recovery for credit losses	(29)	-
Depreciation and amortization	2,487	-
Loss on extinguishment of debt	610	-
Amortization of debt discount	1,722	232
Preferred stock dividends	(113)	(113)
Change in equity method investment	(129)	-
Issuance of common stock for services by third parties	-	2
Issuance of common stock for services by employees	130	67
Warrants issued related to settlement	26	-
Noncash lease expense	(19)	-
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	98,224	-
Originations and purchases of mortgage loans held for sale	(96,625)	-
Interest rate lock commitment derivative	(222)	-
Prepaid expenses and other current assets	(115)	(185)
Accounts receivable, net	(12)	-
Other assets, net	488	-
Accounts payable	(542)	9
Accrued liabilities	(258)	73
Accrued interest, net	154	610
Other liabilities, related party	-	81
Other noncurrent liabilities	1	-
Net cash used in operating activities	(12,104)	(1,336)
Net cash provided by (used in) operating activities of discontinued operations	667	(270)
Net cash used in operating activities	(11,437)	(1,606)
Cash Flows From Investing Activities:
Note receivable	(75)	-
SAFE	(255)	-
Purchase of internal-use software	(203)	-
Net cash used in investing activities of continuing operations	(533)	-
Net cash (used in) provided by investing activities of discontinued operations	(515)	114
Net cash (used in) provided by investing activities	(1,048)	114
Cash Flows From Financing Activities:
Net repayments/borrowings under warehouse line of credit	2,329	-
ELOC shares issued for cash, net of offering costs	6,988	-
ATM shares issued for cash, net of offering costs	6,721	-
Series G Preferred Stock issued for cash, net of offering costs	3,266	-
Proceeds from common stock issued, net of issuance costs	-	392
Proceeds from secured credit facilities, net of debt discount	-	1,100
Payments of principal on secured credit facilities	(5,439)	-
Proceeds from notes payable, related party	672	-
Payments of principal on notes payable, related party	(796)	-
Proceeds from notes payable	250	-
Payments of principal on notes payable	(1,025)	-
Net cash provided by financing activities of continuing operations	12,966	1,492
Net increase in cash	481	-
Effect of exchange rate changes on cash	(13)	-
Cash and restricted cash at the beginning of the period	872	-
Cash and restricted cash at the end of the period	$1,340	$-

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$215	$81
Operating cash flows from operating leases	$236	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable, related party converted to Preferred stock Series G	$700	$-
Conversion of preferred shares	$6	$-
Deemed dividend - Preferred stock Series G and warrant price protection	$6,766	$-
Secured credit facilities converted to common shares	$986	$-
Series A Preferred Stock issued in exchange for Series F/F-1 Preferred Stock	$1	$-
Dividends issued	$-	$150
Warrants issued in relation to debt issuance	$-	$329

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	2025	2024
Cash and cash equivalents	$1,295	$-
Restricted cash	45	-
Total cash and cash equivalents and restricted cash	$1,340	$-

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

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

Bridgetown Spirits

Subsequent to the execution of the Debt Exchange Agreement, the Company organized a subsidiary, Bridgetown Spirits, which was incorporated on October 3, 2024, and assigned the Company’s business of manufacturing and marketing spirits to Bridgetown Spirits. On July 25, 2025, the Company disposed of its 53% interest in Bridgetown Spirits in exchange for the satisfaction of debt and as a result Bridgetown Spirits is no longer a subsidiary of the Company, see Note 4 - Discontinued Operations.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

These consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company is subject to a number of risks common to emerging companies stemming from, among other things, a limited operating history, rapid technological change, uncertainty of market acceptance and products, regulatory uncertainty, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, interest rate fluctuations, product liability, and the dependence on key individuals. The Company has incurred recurring losses and negative cash flows from operations since its inception, and is dependent on debt and equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if assumes Company were unable to continue as a going concern.

Management believes that in order to accomplish its business plan objectives, the Company will need to either increase revenues or raise capital by the issuance of debt and/or equity; and that it will be successful in obtaining this additional financing based on its recent history of raising funds.

Subsequent to September 30, 2025, the Company expanded and diversified its warehouse lines to $25.0 million tripling its prior $5.0 million line and adding two new $5.0 million lines with new lenders in anticipation of rapid revenue growth and loan origination volume. In addition, the Company entered into a Securities Purchase Agreement with certain accredited investors in a registered direct offering raising of net proceeds of $6.6 million. The Company intends to use the net proceeds from the Offering for general corporate purposes and the redemption of outstanding shares of Series E Convertible Preferred Stock.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

In addition to the Company increasing its legacy revenue streams, the Company is diversifying into new lines of business. On June 25, 2025, Beeline Title facilitated the closing of what it believes to be one of the first-ever fractional sale of home real estate transactions funded through the sale of a cryptocurrency with a partner who will fund these transactions through the sale of a crypto token which is backed by real property. While neither the Company, nor its subsidiaries, mints the token, Beeline Title handles the settlement and title portions of these transactions for its client, who is minting the token. In the fourth quarter of 2025, Beeline Loans began providing customer acquisition services and support to the company minting the token and offering the equity exchange transaction. The Company receives 3.5% of the amount of equity sold and markets the product through its website as BeelineEQUITY. Beeline Title will provide the title and closing services for each transaction—unless borrowers elect to use an outside title company. Importantly, Beeline Title will open this platform to all mortgage lenders, giving them access to a proven solution for cryptocurrency token transaction reconciliation, compliance, and disbursement. As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, the Company is positioning itself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. The Company collaborates with a related party company which is co-owned by the Company’s Chief Executive Officer, Nicholas Liuzza, by which the company funds the transactions through the sale of a cryptocurrency token which is backed by real property. See Note 19 – Related Party Transactions.

Beeline Labs recently launched BlinkQC, a SaaS platform that automates pre-close quality control (“QC”) reviews for mortgage loan files. Beeline Loans uses BlinkQC in its own operation for its pre-close QC. Later this year, Beeline Labs plans to license BlinkQC as SaaS BlinkQC uses artificial intelligence to ingest loan document packages, extract and validate data, apply customizable rule sets, and generate compliance reports. Critical data points are being collected from the Beeline Labs launch and integrations are set to start in early December 2025 opening BlinkQC up to over 1,000 Banks and Independent Mortgage Banks. The Beeline Labs data and integrations are essential for a broader launch. Management believes BlinkQC will improve QC efficiency for mortgage lenders and represents a potential source of incremental revenue for the Company.

Despite these new lines of business, there can be no assurances that these business plans and actions will be successful, that the Company will generate anticipated revenues or operating results, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2025, its operating results for the three and nine months ended September 30, 2025 and 2024 and its cash flows for the nine months ended September 30, 2025 and 2024. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2024. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year. All intercompany balances and transactions have been eliminated on consolidation.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

Beeline Title Holdings has four subsidiaries, Beeline Title, LLC (“Beeline Title”), Beeline Texas Title, LLC (“Beeline Texas Title”), Beeline Settlement Services, LLC (“Beeline Settlement Services”), and Beeline Title Agency, LLC (“Beeline Title Agency”). Beeline Mortgage Holdings has one subsidiary, Beeline Loans, Inc. (“Beeline Loans”).

As of September 30, 2025, the Company had one majority-owned subsidiary, Nimble Title Holdings, Inc. (“Nimble Title Holdings”), which is 50.1% owned by the Company and 49.9% owned by a former non-controlling stockholder of Beeline Financial. Nimble Title Holdings has four subsidiaries, Nimble Title, LLC (“Nimble Title”), Nimble Title Agency, LLC (“Nimble Title Agency”), Nimble Texas Title, LLC (“Nimble Texas Title”), and Nimble Settlement Services, LLC (“Nimble Settlement Services”). The operating activities of Nimble Title Holdings was de minimis for the nine months ended September 30, 2025.

USE OF ESTIMATES

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Significant estimates and assumptions in these consolidated statements include: the fair value of mortgage loans held for sale, valuation of investments, valuation of accounts receivable, valuation of derivative instruments, valuation of software, valuation of intangible assets, valuation of goodwill, valuation of lease liabilities and related right of use assets, contingent liability for loan repurchases, and valuation of non-cash equity grants and issuances. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Beeline considers highly liquid investments purchased with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts that are readily convertible into cash.

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of September 30, 2025 was $45,472.

MORTGAGE LOANS HELD FOR SALE AND GAINS ON SALE OF LOANS REVENUE RECOGNITION

Mortgage loans held for sale are carried at fair value under the fair value option in accordance with ASC 825, Financial Instruments, with changes in fair value recorded in gain on sale of loans, net on the consolidated statements of operations. The fair value of mortgage loans held for sale committed to investors is calculated based on the investor commitment.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

Mortgage loans sold to investors by the Company, and which met investor underwriting guidelines at the time of sale, may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. Actual losses incurred are reflected as a reduction in gains on sale of loans, net in the consolidated statements of operations.

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

Loan Origination Fees

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

September 30, 2025

(Unaudited)

Other Revenues

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

ASC 815-25, Derivatives and Hedging, requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets at their fair value. The Company issues IRLCs to originate mortgage loans and the fair value of the IRLCs, adjusted for the probability that a given IRLC will close and fund, is recognized in gain on sale of loans, net on the consolidated statements of operations. Subsequent changes in the fair value of the IRLC are measured at each reporting period within gain on loans, net until the loan is funded. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

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

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired for the nine months ended September 30, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

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

PROPERTY AND EQUIPMENT, NET

Property and equipment, including leasehold improvements and internal-use software, are recorded at cost, and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Repair and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the shorter of the lease term or the improvement’s estimated useful life. Depreciation is not recorded on projects-in-process until the project is complete and the associated assets are placed into service or are ready for the intended use. Impairment of property and equipment than the internal-use software is evaluated under ASC 360, Property, Plant, and Equipment.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There was no material items recorded at fair value on a nonrecurring basis as of September 30, 2025 and December 31, 2024.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

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

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of September 30, 2025.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd, the functional currency of the Company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd is the Australian dollar. For Beeline Loans Pty Ltd, results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation adjustment for the nine months ended September 30, 2025 was $12,626.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis for the nine months ended September 30, 2025.

As of September 30, 2025, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.66, and the average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.64.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

NON-CONTROLLING INTERESTS

Beeline follows ASC 810, Consolidation, governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than step acquisitions or dilution gains or losses, and that losses of a partially-owned subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. Net loss attributable to NCI for the nine months ended September 30, 2025 was $0.2 million.

INVESTMENT IN EQUITY METHOD INVESTEE

On February 7, 2024, MagicBlocks, Inc., a Delaware corporation, was incorporated by a third party. On July 31, 2024, the Company was issued 4.3 million shares of Magic Blocks representing ownership interest of 47.6%. The Company has determined that its investment in MagicBlocks is subject to the equity method of accounting in accordance with ASC 825-10, Financial Instruments. As of September 30, 2025, the Company had an equity method investment of $0.

The Company entered into Simple Agreements for Future Equity (“SAFEs”) with MagicBlocks. These SAFEs provide the Company with the right to receive equity in MagicBlocks upon the occurrence of specified future events, such as a qualified financing, change in control, or liquidation, as defined in the Agreements. The Company’s investment of $0.5 million has been recorded based on the cost method of accounting and included in other assets on the consolidated balance sheet as of September 30, 2025. The Company evaluates the investments for any indications of impairment in value on a quarterly basis and as such, none were identified to indicate impairment during the nine months ended September 30, 2025.

In March 2025, the Company entered into a Master Services Agreement with MagicBlocks, as amended on August 27, 2025, whereby MagicBlocks provides the Company certain services as outlined in the Statement of Work for a monthly service fee of $10,000.

DEPOSITS

Deposits are included in other assets and include security deposits for leased office spaces, which are refundable to the Company upon expiration of the lease agreements.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the nine months ended September 30, 2025 and 2024, marketing and advertising expenses were $2.0 million and $0, respectively.

STOCK-BASED COMPENSATION

The Company recognizes as compensation expense all stock-based awards issued to employees. The compensation cost is measured based on the grant-date fair value of the related stock-based awards and is recognized over the service period of stock-based awards, which is generally the same as the vesting period. The fair value of stock options is determined using the Black-Scholes valuation model, which estimates the fair value of each award on the date of grant based on a variety of assumptions including expected stock price volatility, expected terms of the awards, risk-free interest rate, and dividend rates, if applicable. Stock-based awards issued to non-employees are recorded at fair value on the measurement date and recognized over the service periods.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

The Company evaluates all significant tax positions as required by ASC 740. As of September 30, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

September 30, 2025

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

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The assets and liabilities of Bridgetown Spirits and the spirits segment have been classified as held for sale as of December 31, 2024. The operating results of Bridgetown Spirits and the spirits segment have been classified as discontinued operations during the three and nine months ended September 30, 2025 and 2024, respectively, See Note 4 – Discontinued Operations. As a result of the merger, the statement of operations for the nine months ended September 30, 2024 represents the new structure and retrospectively reclassifies discontinued operations. In addition, the senior secured debentures were reclassed from notes payable to secured credit facilities and stock to be issued related to common stock and Series G preferred stock was presented separately as of December 31, 2024.

4. DISCONTINUED OPERATIONS

The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift.

Craft C+P

The operating results of Craft C+P have been classified as discontinued operations during the nine months ended September 30, 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Income and expense related to Craft C+P were as follows for the nine months ended September 30, 2024:

(Dollars in thousands)	2024
Sales	$6,775
Less customer programs and excise taxes	117
Net sales	6,658
Cost of sales	6,322
Gross profit	336
Operating expenses:
Sales and marketing expenses	45
General and administrative expenses	2,355
Gain on disposal of property and equipment	(195)
Total operating expenses	2,205
Loss from operations	(1,869)
Other income	3
Net loss	$(1,866)

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

Bridgetown Spirits

On July 25, 2025, the Company entered into a Debt Satisfaction Agreement (the “DSA”) with Bridgetown Spirits and three individuals (the “Buyers”) including Geoffrey Gwin, the President of Bridgetown Spirits, pursuant to which the Company transferred to the Buyers all 530,000 shares of its Bridgetown Spirits common stock held by the Company in exchange for the satisfaction of outstanding amounts payable by the Company to the Buyers totaling $0.4 million As a result of the foregoing, Bridgetown Spirits is no longer a subsidiary of the Company. The Company recorded $0.7 million to loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss for the three and nine months ended September 30, 2025.

In connection with the DSA, Bridgetown Spirits issued a Senior Secured Original Issue Discount Promissory Note and Security Agreement (the “Note”) in the principal amount of $0.1 million payable to the Company with an original issue discount of $25,000. The Note is receivable as follows: (i) $50,000 is receivable on April 24, 2026, and the remaining $50,000 is receivable on July 25, 2026. The Note is secured by the assets of Bridgetown Spirits. The Note is included in prepaid expenses and other current assets on the consolidated balance sheet as of September 30, 2025.

The assets and liabilities of Bridgetown Spirits have been classified as held for sale as of December 31, 2024. The operating results of Bridgetown Spirits and the spirits segment have been classified as discontinued operations during the three and nine months ended September 30, 2025 and 2024, respectively. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Assets and liabilities related to Bridgetown Spirits were as follows as of December 31, 2024:

(Dollars in thousands)	2024
Assets
Current assets:
Cash and cash equivalents	$310
Inventories	1,493
Prepaid expenses and other current assets	75
Accounts receivables, net	134
Current assets of discontinued operations held for sale	2,012
Intangible assets, net	822
Right-of-use assets	372
Property and equipment, net	95
Other assets, net	180
Total Assets	$3,481

Liabilities
Current liabilities:
Accounts payable	$136
Accrued liabilities	170
Current portion of lease liabilities	186
Total current liabilities	492
Lease liabilities, net of current portion	163
Total liabilities	$655

Income and expense related to Bridgetown Spirits and the spirits segment were as follows for the nine months ended September 30, 2025 and 2024:

(Dollars in thousands)	2025	2024

Net sales, spirits	$1,143	$1,977
Cost of sales, spirits (inclusive of depreciation)	956	1,476
Salaries and benefits	348	444
Marketing and advertising	286	254
Total operating expenses	1,590	2,174
Loss from operations	(447)	(197)
Other income	995	35
Net income (loss) from discontinued operations	548	(162)
Loss from disposal of discontinued operations	(1,293)	-
Net loss	$(745)	$(162)

There was a 47% non-controlling interest in Bridgetown Spirits prior to the disposal date. All of the net loss attributable to non-controlling interests in the consolidated statements of operations is related to Bridgetown Spirits.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

5. BUSINESS SEGMENTS

The Company’s CODM, the Chief Executive Officer, evaluates how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. After consideration of these criteria, the CODM has determined that there are three reportable segments, consisting of Beeline Loans, Beeline Title Holdings and Corporate.

Beeline Loans is an AI-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, including Beeline’s Chat API “Bob.”

Beeline Title Holdings provides title and loan closing services for Beeline’s mortgage origination business. It is providing similar services with respect to the Company’s BeelineEQUITY product.

Corporate primarily consists of general corporate expenses, including public company costs, executive compensation, legal and regulatory compliance, and other administrative functions that support the overall business. This segment also includes holding company expenses, such as financing costs, accounting, legal, insurance, investor relations, and strategic corporate initiatives that are not directly attributable to any operating segment.

The Company measures segment performance to allocate resources primarily based on revenues of Beeline Loans and Beeline Title Holdings and the general and administrative costs related to corporate. Total asset information by segment is not provided to, or reviewed by, the CODM as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in Note 3 - Summary of Significant Accounting Policies.

Segment information was as follows for the nine months ended September 30:

(Dollars in thousands)	2025	2024
Beeline Loans
Gain on sale of loans, net	$3,598	$-
Loan origination fees	638	-
Interest income (expense)
Interest income	232	-
Interest expense	(241)	-
Interest income (expense), net	(9)	-
Other revenues	12	-
Total net revenues	4,239	-
Compensation, commissions and benefits	2,737	-
General and administrative expenses	471	-
Depreciation and amortization	2,412	-
Marketing and advertising	1,889	-
Other operating expenses	1,536	-
Total operating expenses	9,045	-
Loss from operations	(4,806)	-
Interest expense	(37)	-
Gain on extinguishment of debt	34	-
Net loss	$(4,809)	$-

Beeline Title Holdings
Title fees	$1,172	$-
Total net revenues	1,172	-
Compensation and benefits	988	-
General and administrative expenses	119	-
Marketing and advertising	98	-
Other operating expenses	287	-
Total operating expenses	1,492	-
Net loss	$(320)	$-

Corporate
Compensation and benefits	$2,598	$509
General and administrative expenses	3,529	640
Depreciation and amortization	75	-
Marketing and advertising	12	-
Other operating expenses	140	-
Total operating expenses	6,354	1,149
Interest income	5	-
Interest expense	(2,309)	(965)
Loss on extinguishment of debt	(644)	-
Change in equity method investment	129	-
Other income	175	2
Net loss	$(9,155)	$(2,112)

Consolidated net loss	$(14,284)	$(2,112)

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

6. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	September 30, 2025			December 31, 2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$8,923	$-	$-	$6,925	$-
Interest rate lock commitment derivative	-	-	240	-	-	18

A roll forward of the level 3 valuation financial instruments was as follows:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Balance, beginning of year	$18	$124
Change in fair value in gain on sale of loans, net	222	(106)
Balance, end of period	$240	$18

7. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusts adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Mortgage loans held for sale	$8,732	$6,878
Net fair value adjustment	191	47
Mortgage loans held for sale, at fair value	$8,923	$6,925

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

8. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Beeline brand	$4,557	$4,557
Customer list	393	393
Total	4,950	4,950
Less accumulated amortization	(96)	(23)
Intangible assets	$4,854	$4,927

The Beeline brand has been determined to have an indefinite life and is not amortized. The Company, on an annual basis, tests the indefinite-lived asset for impairment. If the carrying value of an indefinite-lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of September 30, 2025, the Company determined that the Beeline asset was not impaired.

Customer data that was acquired in the merger has a useful life of four years and amortization expense was $0.1 million for the nine months ended September 30, 2025.

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Internal-use software	$15,423	$15,225
Furniture and fixtures	51	28
Leasehold improvements	151	151
Computers and hardware	14	12
Total	15,639	15,416
Less accumulated depreciation and amortization	(3,169)	(736)
Total property and equipment, net	$12,470	$14,680

Depreciation expense related to property and equipment was $0.1 million and $0 for the nine months ended September 30, 2025 and 2024, respectively. Amortization expense related to internal-use software was $2.3 million for the nine months ended September 30, 2025.

The estimated future amortization expense of internal-use software as of September 30, 2025 was as follows:

(Dollars in thousands)
2025-Remainder of year	$771
2026	3,085
2027	3,085
2028	3,085
2029	2,394
$12,420

Beeline’s internal developers created a new proprietary software and launched it in 2024. The most notable feature of the new software is the integration of Beeline’s Chat API “Bob”. The Company recorded $0.2 million of additional purchases of internal-use software for the nine months ended September 30, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

10. WAREHOUSE LINE OF CREDIT

On September 21, 2021, Beeline Loans entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by Beeline Loans or the lender upon 60 days’ notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has further subsequently been renewed with the latest renewal in October 2025, see Note 20 – Subsequent Events. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans Beeline Loans closes per month. Beeline Loans is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, and monthly interim unaudited financial statements, if requested. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain non-financial covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of September 30, 2025, the warehouse line of credit and accrued interest outstanding balance was $8.4 million. The lender allowed the draws to exceed the $5.0 million line of credit. Interest expense on the warehouse line of credit was $0.2 million for the nine months ended September 30, 2025.

In October 2025, the Company expanded its warehouse lines to $25.0 million tripling its prior $5.0 million line to $15.0 million and adding two new $5.0 million lines with new lenders, see Note 20 – Subsequent Events.

11. NOTES PAYABLE

Notes payable consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Note payable - 2023	$-	$500
Term loan agreement	-	275
Total	-	775
Accrued interest	-	70
Debt discount	-	(5)
Notes payable, net	$-	$840

On May 13, 2025, the Company borrowed $0.3 million from an affiliate of one of the secured credit lenders and issued a $0.3 million non-convertible promissory note which was due on July 13, 2025, and bore interest computed at the per annum minimum Internal Revenue Service rate imputed as it may change from time-to-time prior to maturity. In June 2025, the note was repaid in full.

During 2023, Beeline Financial issued a note payable for proceeds of $0.5 million, net of offering costs. However, this balance is not included in the 2023 consolidated balance sheet due to the Merger closing October 7, 2024. Interest accrues at 18.0% per annum and interest-only payments are made monthly. This loan matured December 2024. On June 27, 2025, the lender agreed not to take action against the Company if the principal and any outstanding interest was paid by September 15, 2025. During September 2025, the principal balance and any accrued interest was fully repaid.

On April 29, 2021, Beeline Financial and Beeline Loans entered into a term loan agreement with the Business Development Company of Rhode Island (“BDCRI”) for $0.3 million which was originally to mature on April 29, 2026 with an interest rate of 6.0%. The loan was amended in June 2024 to accelerate the maturity to June 21, 2024, and to change the personal guarantees from two guarantors to solely Beeline Financial’s Chief Executive Officer, as the guarantor. Beeline Financial made interest-only payments during 2024. On June 26, 2025, BDCRI agreed not to take action against the Company if the principal and any outstanding interest is paid by October 1, 2025. During September 2025, the principal balance and accrued interest was fully repaid.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

12. NOTES PAYABLE – RELATED PARTIES

Notes payable, related parties consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Chief Executive Officer	$-	$737
Board member	-	87
Total	-	824
Accrued interest	-	67
Total notes payable, related parties	$-	$891

In February and March of 2025, Mr. Liuzza advanced the Company a total of $122,241 which the Company used for working capital and general corporate purposes. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the note was amended to $0.4 million. On December 31, 2024, Nicholas Liuzza, the Company’s Chief Executive Officer, loaned $0.7 million to Beeline Loans in exchange for a demand promissory note, which accrues interest at the rate of 8% per annum and is payable within 15 days of a demand notice made by Mr. Liuzza. The funds were held in a restricted account to permit Beeline Loans to improve its ability to make real estate loans. On February 17, 2025, he converted the $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares. During September 2025, the principal balance and accrued interest was fully repaid.

In July 2023, Beeline Financial issued a note to a private company in which Joseph Freedman, a Board member of the Company and Beeline Financial, has an ownership interest. This note was for $0.1 million and accrued interest at 7% per annum and is due on demand. This note was subsequently repaid in January 2025.

13. SECURED CREDIT FACILITIES

Secured credit facilities consisted of the following:

(Dollars in thousands)	September 30, 2025	December 31, 2024
Purchase agreement	$-	$1,938
Side letter	-	448
Senior secured debentures	-	3,600
Total	-	5,986
Accrued interest	-	199
Debt issuance costs	-	(1,719)
Total secured credit facilities, net	$-	$4,466

Purchase Agreement

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of Senior Secured Notes (the “Notes”) and Pre-Funded Warrants to purchase a total of 36,360 shares of common stock for total net proceeds of $1.6 million in a private placement offering (the “Offering”). As of September 30, 2025, debt issuance costs were fully amortized.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

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

The Company also entered in three forms of side letters with the investors which (i) permitted one investor which along with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock (the “Series F”) for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the Offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permitted two investors to convert Series D Preferred Stock beginning on April 7, 2025, see Note 15 – Stockholders’ Equity, and (iii) permitted two investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F, which is $0.50 per share, to determine the number of shares of Series F. As of September 30, 2025, debt issuance costs related to the side letters were fully amortized.

On June 26, 2025, the Company amended the 120-day promissory note $0.4 million by making it convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. This note was subsequently converted to common stock, see Note 15 – Stockholders’ Equity.

Senior secured debentures

During 2024, Beeline Financial issued senior secured debentures of $3.6 million maturing September 5, 2025 with payments made in nine equal monthly installments of $0.4 million beginning January 2025. During September 2025, the principal balance and accrued interest was fully repaid. As of September 30, 2025, the debt discount was fully amortized.

14. LEASE OBLIGATIONS

Beeline Financial leases office space under various operating lease agreements, including an office for its headquarters, for branch location and licensing purposes under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. Beeline Financial has leased approximately 9,809 square feet of space in Rhode Island and Australia that expires at various dates through 2030. The Company does not have any financing leases.

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2025, the amount of right-of-use assets and lease liabilities were $0.9 million and $1.1 million, respectively. Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for the nine months ended September 30, 2025 was $0.2 million.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

Maturities of lease liabilities as of September 30, 2025 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2025-Remainder of year	$71
2026	294
2027	301
2028	272
2029	242
Thereafter	249
Total lease payments	1,429
Less imputed interest (based on 10.0% weighted-average discount rate)	(308)
Present value of lease liability	1,121	3.68
Less current portion	178
Lease liabilities, net of current portion	$943

15. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

2025

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

During 2025, the Company sold 5,540,043 shares of common stock for gross proceeds of $7.0 million in at-the-market public placements. The Company recorded related offering costs of $0.3 million as of September 30, 2025.

During 2025, the Company issued a cumulative 7,273,382 shares of common stock as a result of various preferred stock conversions as noted below.

2024

On September 5, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor for the sale of 9,282 shares of common stock for $10.00 per share, and the sale of pre-funded warrants for $9.999 per warrant. The warrants permitted the purchase of 34,920 shares of common stock for $0.001 per share. The warrants were exercised on September 6, 2024.

During the nine months ended September 30, 2024, the Company issued 176 shares of common stock to a director for stock-based compensation of $2,046 at $11.60 per share. During the nine months ended September 30, 2024, the Company issued 5,574 shares of common stock to employees and a consultant for stock-based compensation of $0.1 million at $12.10 per share.

During the nine months ended September 30, 2024, the Company issued dividends of 17,773 shares of common stock at $8.44 per share to its Series B Preferred stockholders.

During 2024, the Company issued a cumulative 75,740 shares of common stock as a result of conversion of Series C Preferred shares.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

ELOC Agreement

On December 31, 2024, the Company entered into entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock

On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the maximum amount under the ELOC Agreement from $35 million to $10 million. On September 8, 2025, the Company again amended the ELOC Agreement to increase the commitment amount by $10 million, to maximum total sales of up to $20 million, and to remove minimum closing price conditions for effecting purchases under the ELOC Agreement. As a result, the Company may sell up to $12.5 million under the ELOC Agreement (after giving effect to prior sales) beginning after January 11, 2026, see Note 20 – Subsequent Events. During the nine months ended September 30, 2025, the Company sold and issued a total of 5,694,523 shares of common stock for an aggregate purchase price of $7.5 million to the Purchaser. The Company recorded offering costs related to the ELOC Agreement of $0.5 million as of September 30, 2025.

Preferred Stock

The Company has 100 million shares of preferred stock authorized.

Issuance of Series A Preferred Stock

On July 23, 2025, the Company entered into an agreement with a holder of and effected the exchange of 8,356,151 shares of Series F Preferred Stock and 68,951 shares of Series F-1 Preferred Stock of the Company in exchange for the issuance to the holder of 8,425,102 shares of a newly designated Series A Convertible Redeemable Preferred Stock (the “Series A Preferred Stock”).

On July 23, 2025, the Company filed a Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock of the Company (the “Certificate of Designations”) with the Nevada Secretary of State designating and authorizing the issuance of up to 8,425,102 shares of Series A Preferred Stock. Each share of Series A Preferred Stock has a stated value of $0.50. Beginning on the initial issuance date of the Series A Preferred Stock, the holder may convert up to $1.0 million in stated value of Series A Preferred Stock (the “Special Conversion Amount”) at a conversion price of $1.75 per share, subject to adjustment as provided therein and subject to beneficial ownership limitations. The conversion price is subject to customary adjustments including for reverse stock splits, forward stock splits, and similar corporate events, and is also subject to price protection adjustment in connection with subsequent sales or issuances of securities at a per-share price that is lower than the conversion price, subject to certain exceptions and limitations.

Beginning on the issuance date of the Series A Preferred Stock on July 23, 2025 and for a period of one-year thereafter, the Company has the right to redeem the shares of Series A Preferred Stock, other than the Special Conversion Amount, at a redemption price of $2.00 per underlying share of common stock (based on the $1.75 per share conversion price, subject to adjustment). At the end of the one-year redemption period, all remaining shares of Series A Preferred Stock (in addition to the Special Conversion Amount) will become convertible at the option of the holder.

Each share of Series A Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series A Preferred Stock share divided by the Series A Preferred Stock conversion price. The Series A Preferred Stock is entitled to vote with the Company’s common stock on an as-converted basis, subject to the 4.99% beneficial ownership limitation.

During the nine months ended September 30, 2025, 2,000,000 shares of Series A Preferred Stock were converted into 571,428 shares of common stock.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For both the nine months ended September 30, 2025 and 2024, the Company accrued $0.1 million of preferred dividends. During the nine months ended September 30, 2024, the Company issued dividends of 17,773 shares of common stock at $8.44 per share to its Series B Preferred stockholders.

Issuance of Series C Preferred Stock

In January 2025, the Certificate of Designation was withdrawn for the Series C Preferred Stock.

Issuance of Series D Preferred Stock

Each share of Series D Preferred Stock has a stated value of $10.00 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series D Preferred Stock with an initial conversion price of $18.00 per share. Each share of Series D Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series D Preferred Stock share divided by the Series D Preferred Stock conversion price. In the event that the Company declares a dividend payable in cash or stock to holders of any class of the Company’s stock (including the Series B Preferred Stock), the holder of a share of Series D Preferred Stock will be entitled to receive an equivalent dividend on an as-converted basis. In the event of a liquidation of the Company, the holders of Series D Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis equally with the Series C Preferred Stock and Series E Preferred Stock, subordinate only to the senior position of the Series B Preferred Stock. The number of shares of common stock into which a holder may convert Series D Preferred Stock is limited by a beneficial ownership limitation of 9.99%. The Series D Preferred Stock conversion price and the floor price will be subject to equitable adjustment in the event of stock splits, reverse splits and similar events. The Series D Preferred Stock is non-voting.

During the nine months ended September 30, 2025, 255,474 shares of Series D Preferred Stock were converted into 371,559 shares of common stock.

Issuance of Series E Preferred Stock

Each share of Series E Preferred Stock has a stated value of $10.00 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series E Preferred Stock with an initial conversion price of $20.00, subject to an automatic adjustment on October 31, 2025 equal to the average of the VWAPs for the five trading days immediately preceding the Measurement Date (390 days after the closing under the Debt Exchange Agreement), subject to a “Floor Price” of $2.50 per share. The Series E Preferred Stock conversion price and the floor price will be subject to equitable adjustment in the event of stock splits, reverse splits and similar events. Each share of Series E Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series E Preferred Stock share divided by the Series E Preferred Stock conversion price. The number of shares of common stock into which a holder may convert Series E Preferred Stock is limited by a beneficial ownership limitation, which restricts the number of shares of common stock that the holder and its affiliates may beneficially own after the conversion to 9.99%. The Series E Preferred Stock is non-voting.

Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, the Company issued a total of 200,000 shares of Series E Preferred Stock to certain lenders, and they released the Company from liability for $2.0 million of unsecured debt.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

Issuance of Series F and F-1 Preferred Stock

Each share of Series F and F-1 Preferred Stock has a stated value of $0.50 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series F and F-1 Preferred Stock with an initial conversion price of $5.00 per share. Each share of Series F and F-1 Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series F and F-1 Preferred Stock share divided by the Series F and F-1 Preferred Stock conversion price. The number of shares of Common Stock into which a holder may convert Series F and F-1 Preferred Stock is limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%. That beneficial ownership limitation does not, however, apply to holders who are subject to Section 16 of the Exchange Act by virtue of being an executive officer or director of the Company which presently only applies to the Company’s Chief Executive Officer.

The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025. During the nine months ended September 30, 2025, 57,529,515 and 424,980 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,795,458 shares of common stock.

On July 23, 2025, the Company entered into an agreement with a holder of and effected the exchange of 8,356,151 shares of Series F Preferred Stock and 68,951 shares of Series F-1 Preferred Stock of the Company in exchange for the issuance to the holder of 8,425,102 shares of Series A Preferred Stock.

Issuance of Series G Preferred Stock

Each share of Series G Preferred Stock has a stated value of $0.51 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series G Preferred Stock with an initial conversion price of $5.10 per share. The conversion price is subject to adjustment as provided therein including that in the event of an issuance of common stock or common stock equivalents at a price per share that is less than the conversion price, the conversion price then in effect will be reduced to such lower price per share, subject to certain exceptions and to a floor price of 20% of the Nasdaq Minimum Price as of the initial closing date of the offering of such Series G Preferred Stock (see below for triggering event). The result of such provision is that more shares of common stock will be issuable upon conversions of the Series G Preferred Stock if there is a subsequent issuance at a lower price per share. Each share of Series G Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series G Preferred Stock share divided by the Series G Preferred Stock conversion price. The Series G Preferred Stock conversion price is subject to equitable adjustment in the event of a stock split, reverse split, and similar events. The number of shares of Common Stock into which a holder may convert Series G Preferred Stock will be limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%. The holder of Series G Preferred Stock has no conversion or voting rights prior to stockholder approval of such actions. In the event of a liquidation of the Company, the holders of Series G Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis, subordinate only to the Series B Preferred Stock, Series C Preferred Stock, Series D Preferred Stock, and Series E Preferred Stock. The conversion of Series G Preferred Stock was approved at a special meeting of stockholders on March 7, 2025.

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

During the nine months ended September 30, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million. The Company incurred offering costs of $6,270 related to the offering. In addition, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares of common stock.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

On March 25, 2025 (“the trigger date”), the Company sold common shares under the ELOC Agreement at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. The Company recorded a deemed dividend related to the Series G Preferred Stock price protection of $1.5 million. The deemed dividend was computed as the fair value of the embedded conversion option with the reduced conversion price of $1.67 less the fair value of the embedded conversion option with the original conversion price of $5.10 as computed on the trigger date. See below for the warrant related deemed dividend allocation and assumptions used in the Black-Scholes model.

During the nine months ended September 30, 2025, 4,745,371 shares of Series G Preferred Stock were converted into 534,945 shares of common stock.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock as payment for past legal services of $0.1 million included in stock to be issued on the consolidated balance sheets as of December 31, 2024, and 19,698 shares of Series G Preferred Stock as payment in 2025.

Stock-Based Compensation

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). As of September 30, 2025, there were 29 options under the 2016 Plan. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Equity Incentive Plan, and on August 1, 2025 the Board of Directors adopted the Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”).

2025 Equity Incentive Plan

On August 1, 2025, the Company’s Board of Directors adopted the 2025 Plan and authorized the 2025 Plan to be submitted to stockholders of the Company for approval. The 2025 Plan initially authorized 4,588,802 shares of common stock, which was equal to 15% of the outstanding shares of common stock on a fully-diluted basis available for award under the 2025 Plan. The 2025 Plan provides for an annual increase to such available number of shares by 5% of the shares of common stock outstanding on a fully-diluted basis each year for a period of seven years, with the first such increase to occur on January 1, 2026. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards.

The following grants under the 2025 Plan were all made subject to stockholder approval of the Plan which occurred on October 2, 2025. On May 28, 2025, the Board of Directors of the Company approved grants of cash and restricted stock to its non-employee directors and stock options to senior executives and employees. On August 1, 2025, the Board of Directors approved a grant of restricted stock to two persons for past services as directors of a subsidiary. On September 4, 2025, the Board of Directors approved a grant of restricted stock units to an employee for past services to the Company. Due to stockholder approval after September 30, 2025, the grants were not accounted for as of September 30, 2025.

The cash grants were not subject to stockholder approval. The cash awarded to four non-employee directors, is payable quarterly in arrears and subject to continued service. Three board members elected to receive 100% of the cash awards in shares of restricted common stock at $0.92 per share and one board member elected to receive 50% of the cash in common stock and 50% in cash.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

Stock Options

A summary of all stock option activity as of and for the nine months ended September 30, 2025 is presented below:

	# of Options	Weighted-Average Exercise Price
Outstanding as of December 31, 2023	212	$579.50
Options forfeited	(108)	1,215.91
Outstanding as of December 31, 2024	104	$304.34
Options forfeited	(75)	304.39
Outstanding and exercisable as of September 30, 2025	29	$339.49

The aggregate intrinsic value of options outstanding as of September 30, 2025 was $0 and all options had vested.

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

The Company did not issue any additional stock options during the nine months ended September 30, 2025.

Warrants

During the nine months ended September 30, 2025, the Company sold shares of Series G Preferred Stock and in conjunction issued warrants to purchase a total of 320,862 shares of common stock. The Company recorded offering costs of $6,270 as of September 30, 2025. In addition, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares. The Warrants have a term of five years from issuance and are exercisable at an exercise price of $6.50 per share.

In July 2025, the Company issued warrants to purchase a total of 25,000 shares of common stock in connection with a settlement. The warrants have a term of four years from issuance and are exercisable at an exercise price of $1.00 per share. See Note 20 – Subsequent Events.

The estimated fair value of the new warrants issued in 2025 was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the weighted average assumptions below:

Volatility	100-139%
Risk-free interest rate	3.94% - 4.46%
Expected term (in years)	4.00-5.00
Expected dividend yield	-
Fair value of common stock	$0.66 - $8.60

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

A summary of all Warrant share activity as of and for the nine months ended September 30, 2025 is presented below:

	Warrant Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	20,167	3.8	$348.70	$-
Granted	414,494	4.6	18.90	1.0
Expired	(119,605)	4.3	50.00	-
Outstanding as of December 31, 2024	315,056	4.6	28.20	1.0
Additions due to price protection adjustment	5,430,468	4.5	0.66	17.9
Issued with Series G Preferred Stock units sold	389,490	4.3	0.66	1.3
Granted	25,000	3.8	1.00	0.1
Expired	(500)	-	(788.00)	-
Outstanding as of September 30, 2025	6,159,514	4.4	$1.79	$20.0

On March 25, 2025, the Company sold shares under the ELOC Agreement at $1.67 per share, which was less than the exercise price of the Warrants issued in the Company’s Series G Preferred Stock offering, resulting in the reduction of the exercise price of the warrants to $1.67 per share and an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. On June 16, 2025, the Company sold shares under the ELOC Agreement at $0.66 per share, which was less than the exercise price of the Warrants adjusted in March 2025, resulting in the reduction of the exercise price of the warrants to $0.66 per share and an increase in common shares issuable upon exercise of 3,655,482 under the full price protection adjustment of the Warrants. The Company recorded an additional deemed dividend related to the Warrants price protection of $5.2 million for the nine months ended September 30, 2025.

Beeline Warrants

In the Merger Agreement, the Company agreed to assume 5,868 outstanding Beeline Warrants with an exercise price of $231.20 per share. The new Warrants have not been issued as of the date of this Report.

16. COMMITMENTS AND CONTINGENCIES

Legal Matters

Except as set forth below, the Company is not currently subject to any other material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint in the US District Court, Middle District of Tennessee alleging the Company’s use of Optimal Blue’s pricing software violated federal antitrust laws against 28 defendants, of which the Company is included as a defendant. The Company intends to defend the case vigorously.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

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

September 30, 2025

(Unaudited)

Beeline Financial maintains dedicated staff on the legal and compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.

17. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of September 30, 2025, there was one account that exceeded the limit by $1.0 million. As of December 31, 2024, there was one account that exceeded the limit by $0.5 million.

The Company relied on one lender for the warehouse line it uses to fund the mortgage loans it makes to its customers, which was limited to a maximum of $5.0 million, see Note 10 – Warehouse Line of Credit. In October 2025, the Company expanded its warehouse lines to $25.0 million tripling its prior $5.0 million line to $15.0 million and adding two new $5.0 million lines with new lenders, see Note 20 – Subsequent Events.

The Company sold its mortgage loans to six investors for the nine months ended September 30, 2025.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $1.1 million as of September 30, 2025. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

18. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of September 30, 2025 and December 31, 2024. As of September 30, 2025, there were 10.3 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 4.1 million under preferred stock, 6.2 million under warrants and de minimus stock options.

19. RELATED PARTY TRANSACTIONS

Prior to its acquisition by the Company, Beeline Financial issued a note to a private company in which Joseph Freedman, a Board member of the Company, has an ownership interest. This note was for $0.1 million, accrues interest at 7% per annum and is due on demand. This note was subsequently repaid in January 2025. Additionally in January 2025, Mr. Freedman purchased 238,418 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 11,921 shares of common stock for total gross proceeds of $0.1 million.

Beginnning in June 2025, the Company has partnered with a related party entity which is co-owned and managed by the Company’s Chief Executive Officer, Nicholas Liuzza, in certain residential real estate transactions funded through the sale of a cryptocurrency token which is backed by real property. In these transactions, the related party entity purchases equity from homeowners seeking liquidity, funding such purchases from the sale of the cryptocurrency token. The Company provides the related party entity with certain services in connection with these transactions, specifically through providing access to its platform, and providing title and escrow services through Beeline Title Holdings in exchange for cash fees. Other than providing title and escrow services as noted above, the Company is not involved in any cryptocurrency or other transactions of the related party entity. During June 2025, Beeline Title Holdings closed its first such residential real estate transaction funded through the sale of a cryptocurrency token backed by real property. During the nine months ended September 30, 2025, the Company recorded $12,377 of revenue related to this transaction.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2025

(Unaudited)

In February and March of 2025 advanced the Company $0.1 million. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the Company amended the note to $0.4 million. As of September 30, 2025, the balance of the note was $0.4 million.

In January 2025, Mr. Liuzza entered into a SAFE with MagicBlocks, an entity in which the Company also has a 47.6% ownership interest.

Jessica Kennedy, Beeline Financial’s Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the nine months ended September 30, 2025, the Company had transactions of $15,349 with Tower Title.

Beeline Loans partnered with CredEvolv on February 26, 2025 to help declined borrowers improve their credit and secure mortgage approval. Steve Romano is co-founder and President of CredEvolv. Beeline Financial engaged Mr. Romano to provide certain consulting services pursuant to an agreement dated July 29, 2024 to continue until terminated by written notice. As of September 30, 2025, the Company paid Mr. Romano $82,500 and had accrued $22,500 for consulting services. Mr. Romano serves on the Company’s Board of Directors.

Beeline Loans is a member of The Mortgage Collaborative, which is an industry trade group founded by David Kittle. Beeline Loans pays membership fees of $3,500 to The Mortgage Collaborative. Mr. Kittle was appointed as Special Advisor to the Company and Board of Directors on March 12, 2025.

20. SUBSEQUENT EVENTS

Warehouse Lines of Credit

Subsequent to September 30, 2025, the Company expanded and diversified its warehouse lines to $25.0 million tripling its prior $5.0 million line and adding two new $5.0 million lines with new lenders.

Stockholders’ Equity

ATM Agreement

Subsequent to September 30, 2025, the Company sold 367,655 shares at a weighted average of $3.48 per share for gross proceeds of $1.3 million.

Registered Direct Offering

On November 11, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold to the Investors a total of 4,620,000 common shares at $1.60 per share, raising gross proceeds of $7.4 million, before deducting placement agent fees and other offering expenses payable by the Company.

Series E Preferred Stock

On October 21, 2025, the Company entered into a letter agreement with two investors pursuant to which the investors agreed to the redemption of their shares of Series E Preferred Stock in exchange for payment of $2.0 million. The Company redeemed the Series E Preferred Stock on November 12, 2025; and the shares were returned to the Company’s treasury.

Series F and F-1 Preferred Stock

Subsequent to September 30, 2025, 1,697,197 shares of Series F and F-1 Preferred Stock were converted into 169,720 shares of common stock.

Series G Preferred Stock

Subsequent to September 30, 2025, 7,690,508 shares of Series G Preferred Stock were converted into 2,363,099 shares of common stock. Such conversions were effected after the Company’s stockholders approved the issuance of additional shares of common stock underlying the Series G at the Company’s Annual Meeting on October 2, 2025 in accordance with the rules of the Nasdaq Stock Market, LLC.

2025 Equity Incentive Plan

The Company received stockholder approval of the 2025 Plan at its annual meeting of stockholders on October 2, 2025. Subsequent to September 30, 2025, the Company issued 462,331 shares of restricted stock to members of the Board of Directors, 1,167,000 stock options to certain employees and 100,000 restricted stock units to an employee; all awards are subject to certain vesting requirements.

Warrants

In October 2025, the Company received $25,000 for the exercise of the 25,000 warrant shares related to a settlement and issued 25,000 shares of common stock at an exercise price of $1.00 per share as discussed in Note 15.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for prospective future growth, operating results and financial condition, potential future trends and developments within our industry and the U.S. economy generally, expectations and plans with respect to our products and services including the potential market for, timing, features, and demand for such products and services, prospective future fractional sale of home real estate transactions, and liquidity and sources of capital. Forward-looking statements are prefaced by words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “should,” “would,” “intend,” “seem,” “potential,” “appear,” “continue,” “future,” believe,” “estimate,” “forecast,” “project,” and similar words. We have based these forward-looking statements largely on our current expectations and assumptions regarding our business, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you, therefore, against relying on any of these forward-looking statements.

Our actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons, including, without limitation, the possibility that estimates, projections and assumptions on which the forward-looking statements are based prove to be incorrect, central bank interest rates and future interest rate changes, the risks arising from the impact of inflation, tariffs, the deterioration of the labor market of the United States, a recession which may result on the Company’s business, prospective customers, and on the national and global economy, our need for additional capital to meet future goals and milestone targets, our ability to attract homeowners to our products and services, the potential for regulatory changes regarding cryptocurrency and digital assets, artificial intelligence, and other areas that impact the Company’s business, and the ability of us and third parties on which we depend to comply with applicable regulatory requirements, the risk that software and technology infrastructure on which we depend fail to perform as designed or intended, and the Risk Factors contained in our Prospectus Supplement dated September 26, 2025 and Form 10-K filed April 15, 2025. Any forward-looking statement made by us in this presentation speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Objective

The following discussion provides an analysis of the financial condition, cash flows and results of operations from management’s perspective of Beeline Holdings, Inc. (“Beeline” or the “Company”). Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations.

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

Debt Exchange Agreement

On September 4, 2024, the Company and its subsidiary, Craft Canning + Printing (“Craft C+P”), entered into a Debt Exchange Agreement, which closed on October 7, 2024, resulting in the assignment by the Company of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of the Company and the deconsolidation of Craft C+P. The Company accounted for the asset and equity transfers associated with the various transactions at fair value in accordance with ASC 470-60, Debt - Troubled Debt Restructurings by Debtors.

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

Upon completion of the debt exchange agreements, the Company was no longer involved in the business of spirits, and digital printing and mobile canning. The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift. Given that the effect of the debt exchange agreements meet all the criteria for classification of held for sale, the assets and liabilities of Bridgetown Spirits and Craft C+P were disposed of on July 25, 2025 and October 7, 2024, respectively. The assets and liabilities of Bridgetown Spirits have been classified as held for sale as of December 31, 2024. The operating results of Bridgetown Spirits and the spirits segment have been classified as discontinued operations for the three and nine months ended September 30, 2025 and 2024. The operating results of Craft C+P have been classified as discontinued operations during the three and nine months ended September 30, 2024.

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

The Company has one majority-owned subsidiary, Nimble Title Holdings, Inc. (“Nimble Title Holdings”). Nimble Title Holdings is 50.1% owned by the Company and 49.9% owned by a former non-controlling stockholder of Beeline Financial.

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

Our Business

Beeline Loans, Beeline Title Holdings, Beeline Labs, and their subsidiaries, operate a full-service, direct-to-consumer digital mortgage lender specializing in conventional conforming and non-conforming residential first-lien mortgages, a title provider offering title, escrow, and closing services, and a technology platform licensing a proprietary software-as-a-service (“SaaS”) product. Additionally, Beeline Loans, through a technology platform that it has built, supports a fractional equity product in partnership another company, which uses cryptocurrency backed by residential real estate.

The Company’s performance is influenced by several key factors, including fluctuations in interest rates, economic conditions, housing supply, technological advancements, and its ability to acquire and retain customers. Interest rate changes have a direct impact on mortgage loan refinancing and overall mortgage loan volume. In a declining interest rate environment, refinancing activity typically increases, whereas rising interest rates tend to reduce refinancing and home purchase transactions. However, higher rates can also drive demand for cash-out refinancings and home equity loans. Following a prolonged period of historically low rates, interest rates began to rise in April 2021 due to inflation, increases in the federal funds rate, and other monetary policies. This upward trend, which continued through 2023, significantly reduced mortgage market activity and the pool of borrowers who could benefit from refinancing. Additionally, higher rates discourage homebuyers from entering the market and lead to a more competitive lending environment, compressing margins and reducing origination volumes.

The broader economic environment plays a crucial role in mortgage lending activity. Interest rate movements, employment trends, home price appreciation, and consumer confidence all affect mortgage origination volumes. Typically, home sales peak in the second and third quarters, but in 2022 and 2023, rising interest rates and ongoing housing supply constraints disrupted these seasonal trends. Despite steady consumer demand for credit, high interest rates and economic uncertainty may cause borrowers to delay financing decisions, leading to fluctuations in the Company’s revenue and financial performance.

Limited housing supply has constrained home purchase activity. Rising interest rates have further exacerbated this issue by increasing home prices, reducing affordability, and discouraging transactions. However, the Company believes that persistent imbalances between supply and demand will ultimately drive greater home construction, expanding housing inventory and stimulating future mortgage activity.

The Company’s ability to attract and retain customers depends on delivering a seamless and competitive digital mortgage experience. The shift toward digital transactions, accelerated by the COVID-19 pandemic, has increased consumer willingness to engage in high-value online purchases, including mortgage applications. The Company’s platform is designed to provide a convenient and efficient digital experience, positioning it favorably against traditional mortgage origination methods. With Millennial and Generation Z homeownership rates on the rise, The Company anticipates continued growth in demand for digital mortgage solutions.

Technological innovation remains central to the Company’s strategy. The Company’s proprietary technology enhances efficiency, reduces costs, and improves loan processing quality. By automating key origination tasks, the Company streamlines interactions for consumers, employees, and partners. Its intuitive digital interface minimizes reliance on paper applications and manual processes, enabling faster and more efficient loan transactions. Continued investment in automation and technology development will further reduce production costs and enhance customer acquisition efforts.

Customer acquisition is another critical component of the Company’s success. The Company aims to expand its reach while providing a highly personalized digital experience. If traditional customer acquisition methods prove insufficient, especially in challenging market conditions, the Company may need to invest additional resources in sales and marketing to maintain growth. Increased marketing expenditures could elevate service costs, making it essential to balance customer acquisition efforts with cost efficiency.

In the ordinary course of the Company’s operations, it finances the majority of its loan volume on a short-term basis, typically less than 10 days, mainly utilizing three warehouse lines of credit with a capacity of $25.0 million. The repayments of the Company’s borrowings come from the revenue generated by selling its loans to a network of purchasers.

In 2024, the Company made significant investments in its platform to leverage mortgage origination opportunities, despite overall lower volumes compared to 2020 and 2021 due to fluctuating interest rates. In the fourth quarter, a temporary decline in the 10-year Treasury rate drove a notable increase in loan originations, reinforcing the Company’s belief that interest rates, housing supply, and affordability will remain key factors influencing future volume. Additionally, the Company has expanded its focus on its B2B SaaS strategy, which is also subject to macroeconomic conditions.

To measure operational efficiency and growth, the Company tracks a range of performance metrics in its lending and title businesses, including production data. Beeline Loans, the principal operating subsidiary of the Company, uses data to track margin and gain-on-sale revenue. The title companies use data to track file revenue. The Company uses industry tools to benchmark its margin and note rates against the broader mortgage origination market. The Company also evaluates key business drivers for its subsidiaries by monitoring revenue, unit sales, and SaaS (B2B) growth potential. Additionally, the Company assesses customer acquisition costs and profitability per loan to optimize financial performance. These key indicators help gauge progress toward our strategic and long-term growth objectives.

Recent Developments

Business Trends

From January through September 2025, inflation had been steadily moderating from earlier high levels, aided by improved supply chains, softer commodity and energy prices, and some cooling in housing-related costs. But by the late summer and into September, the pace of disinflation slowed and even reversed slightly: the jump to a 3.0% annual rate in September signals that inflation remains more persistent than many hoped. Early in the year, the decline was fairly smooth: energy-led relief, moderate food inflation, and some relief in goods prices especially as supply chains stabilized. However, services inflation, especially in housing (shelter), medical care, and insurance, remained resilient. The rebound in gasoline and energy prices in September (month-over-month) was a reminder that commodity risk remains, and that even a small monthly energy jump can push the headline number upward. Although the monthly gain in shelter (owners’ equivalent rent) was modest in September (just 0.1%), a positive sign, the annual rate remains elevated and still contributes a large weight to the total index. The fact that core inflation (excluding food/energy) is still at ~3.0% means underlying inflation pressures are not yet fully resolved. Further, the full impact of the imposition of tariffs by the U.S. and foreign countries remains unknown, and future developments in tariffs and other geopolitical activity present further uncertainty. Because of this mixed picture, the Federal Reserve is likely to remain cautious. While the headline 3.0% rate is far better than the highs of 2022–23, it is still above the Federal Reserve’s longer-run 2% target.

Beeline Labs

In July 2025, the Company’s subsidiary, Beeline Labs, launched BlinkQC, a SaaS platform designed to automate pre-close quality control (“QC”) reviews for mortgage loan files. Beeline Loans uses BlinkQC in its own operation for its pre-close QC. Later this year, Beeline Labs plans to license BlinkQC as SaaS to other mortgage companies. BlinkQC uses artificial intelligence to ingest loan document packages, extract and validate data, apply customizable rule sets, and generate compliance reports. Critical data points are being collected from the Beeline Labs launch and integrations are set to start in early December opening BlinkQC up to over 1,000 Banks and Independent Mortgage Banks. The Beeline Labs data and integrations are essential for a broader launch.

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

BeelineEQUITY

On June 25, 2025, Beeline Title closed, what it believes to be one of the first-ever fractional sale of home real estate transactions funded through the sale of a cryptocurrency with a related party partner who funds these transactions for us through the sale of a crypto token which is backed by real property. While neither the Company, nor its subsidiaries, mints the token, Beeline Title handles the settlement and title portions of these transactions for its client, who is minting the token (see below for more information about this company). The June transaction marked a major milestone in the evolution of blockchain-driven real estate finance, bridging decentralized finance with traditional title and escrow services.

In October 2025, the Company completed its first round of blockchain-recorded transactions through the BeelineEQUITY platform, becoming the first U.S. platform to tokenize residential home equity at scale. The Company closed six transactions and has pre-selected an additional 25 expected to close later in 2025. Beeline Loans provides customer acquisition services and support to the company minting the token and offering the equity exchange transaction. Beeline Loans receives 3.5% of the amount of equity sold and markets the product through its website as BeelineEQUITY. Beeline Title provides the title and closing services for each transaction—unless borrowers elect to use an outside title company.

As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, the Company is positioning itself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. The Company collaborates with a related party company which is co-owned by the Company’s Chief Executive Officer, Nicholas Liuzza, by which the company funds the transactions through the sale of a cryptocurrency token which is backed by real property. See Note 19 – Related Party Transactions, in the footnotes to the financial statements contained in this report.

Through September 30, 2025, the Company has derived $12,377 of revenue from this business. The Company provides title insurance services and an owner’s title policy to the Company’s partner as the buyer of the fractional equity. Beeline Title does not assume any unusual liability in favor of the related party. Beeline Title simply transacts in the normal course of business on these purchase transactions, issuing the owner’s title insurance policy and acting as settlement/escrow agent. In any title transaction, the title agency will incur liability for potential losses under the title policy if the underlying title work is faulty for any reason or fraud or other errors exist that could not have been discovered at the time of policy issuance. Beeline Title has Errors and Omissions insurance in addition to other insurance coverages for any such issues.

Results of Operations

The Merger was structured and accounted for as a business combination with the Company as the acquirer of 100% of the controlling equity interests of Beeline and its subsidiaries. The Company’s consolidated financial statements for the nine months ended September 30, 2024 do not include Beeline’s results of operations. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Due to the Merger, management believes that the consolidated results of operations for 2025 are not directly comparable to those of 2024, as the prior year reflects the performance of only the corporate segment.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. As a result of the merger, the statement of operations for the three and nine months ended September 30, 2024 represents the new structure and retrospectively reclassifies discontinued operations.

As a result of the Merger, the Company will amortize $15.2 million over a five-year period ending October 2029 and $0.4 million over a four-year period ending October 2028. This Merger-related amortization is $0.8 million each quarter and is non-cash.

Given these structural changes, management believes that segment-level reporting provides a more meaningful basis for evaluating performance. Accordingly, a comparative analysis of the Company’s operating segments is presented below, which more accurately reflects the ongoing composition of the business.

Three and Nine Months Ended September 30, 2025 Compared to the Three and Nine Months Ended September 30, 2024

Consolidated Results

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands, except per share amounts)	2025	2024	2025	2024
Revenues
Beeline Loans	$1,953	$-	$4,239	$-
Beeline Title	391	-	1,172	-
Total net revenues	$2,344	$-	$5,411	$-

Net loss from continuing operations	$(3,579)	$(846)	$(14,284)	$(2,112)
Net loss	$(3,962)	$(1,359)	$(15,029)	$(4,140)
Basic and diluted net loss per common share available to common stockholders	$(0.20)	$(6.60)	$(2.09)	$(22.84)

For the three and nine months ended September 30, 2025, net loss from continuing operations increased to $3.6 million and $14.3 million, respectively, from $0.8 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, reflecting the inclusion of Beeline’s results of operations for 2025.

Interest Expense. Interest expense, exclusive of the warehouse line of credit, was $0.1 million and $2.3 million for the three and nine months ended September 30, 2025, respectively, and $0.4 million and $1.0 million for the three and nine months ended September 30, 2024, respectively, primarily related to interest on debt and the amortization of debt and warrant related expenses.

Preferred stock dividends. Preferred stock dividends were $37,500 and $0.1 million for each of the three and nine months ended September 30, 2025 and 2024, respectively, representing the Series B preferred stock dividend of 6% per annum.

Deemed dividend - preferred stock Series G and warrant price protection. On March 25, 2025, the Company sold shares under the ELOC Agreement at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. Additionally, the Warrants issued in the Series G Preferred Stock offering had their exercise price reduced to $1.67 and resulted in an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. On June 16, 2025, the Company sold shares under the ELOC Agreement at $0.66 per share, which was less than the exercise price of the Warrants adjusted in March 2025, resulting in the reduction of the exercise price of the warrants to $0.66 per share and an increase in common shares issuable upon exercise of 3,655,482 under the full price protection adjustment of the Warrants. The Company recorded a deemed dividend related to the price protection of $0 and $6.8 million for the three and nine months ended September 30, 2025, respectively.

Segment Reporting

The following discussion provides an analysis of the financial performance of each of our reportable segments consisting of Beeline Loans, Beeline Title Holdings and Corporate. We evaluate segment performance based on key financial and operational metrics, including revenue, operating income, and margin trends. The results of each segment are presented in accordance with our internal management reporting structure.

Beeline Loans is an AI-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, including Beeline’s Chat API “Bob.”

Beeline Title Holdings provides title and loan closing services for Beeline’s mortgage origination business. It provides similar services with respect to the Company’s BeelineEQUITY product.

Corporate primarily consists of general corporate expenses, including public company costs, executive compensation, legal and regulatory compliance, and other administrative functions that support the overall business. This segment also includes holding company expenses, such as financing costs, accounting, legal, insurance, investor relations, and strategic corporate initiatives that are not directly attributable to any operating segment. As this segment does not generate revenue, its financial results primarily reflect overhead, and governance-related expenditures incurred to support the company’s publicly traded status and corporate infrastructure.

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Revenues
Beeline Loans	$1,953	$-	$4,239	$-
Beeline Title Holdings	391	-	1,172	-
Total net revenues	$2,344	$-	$5,411	$-

Net Loss from Continuing Operations
Beeline Loans	$(1,232)	$-	$(4,809)	$-
Beeline Title	(76)	-	(320)	-
Corporate	(2,271)	(846)	(9,155)	(2,112)
Total net loss from continuing operations	$(3,579)	$(846)	$(14,284)	$(2,112)

Beeline Loans (For the Three and Nine Months Ended September 30, 2025)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(Dollars in thousands)
Gain on sale of loans, net	$1,671	$3,598
Loan origination fees	302	638
Interest income (expense)
Interest income	90	232
Interest expense	(112)	(241)
Interest income (expense), net	(22)	(9)
Other revenues	2	12
Total net revenues	1,953	4,239
Compensation, commissions and benefits	948	2,737
General and administrative expenses	112	471
Depreciation and amortization	805	2,412
Marketing and advertising	700	1,889
Other operating expenses	637	1,536
Total operating expenses	3,202	9,045
Loss from operations	(1,249)	(4,806)
Interest expense	(17)	(37)
Gain on extinguishment of debt	34	34
Net loss	$(1,232)	$(4,809)

For the three and nine months ended September 30, 2025, Beeline Loans originated $43.3 million and $98.2 million in residential mortgage loans, respectively; reported net revenues of $2.0 million and $4.2 million, respectively; and reported a net loss of $1.2 million and $4.8 million, respectively.

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

When the mortgage loan is sold into the secondary market (i.e. funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans. Gain on sale of loans, net was $1.7 million and $3.6 million for the three and nine months ended September 30, 2025, respectively.

Loan origination fees. Loan origination fees generally include underwriting and processing fees, investor fees, and other related expenses. Loan origination fees were $0.3 million and $0.6 million for the three and nine months ended September 30, 2025, respectively.

Loan interest income and expense. Interest income is interest earned on mortgage loans held for sale and interest expense is paid on our loan funding facilities. Net interest expense was $22,307 and $9,197 for the three and nine months ended September 30, 2025, respectively.

Compensation, commissions and benefits. Compensation, commissions and benefits were $0.9 million and $2.7 million for the three and nine months ended September 30, 2025, respectively.

General and administrative expenses. General and administrative expenses consist primarily of rent and utilities and were $0.1 million and $0.5 million for the three and nine months ended September 30, 2025, respectively.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of amortization related to internal-use software and was $0.8 million and $2.4 million for the three and nine months ended September 30, 2025, respectively.

Marketing and advertising. Marketing and advertising were $0.7 million and $1.9 million for the three and nine months ended September 30, 2025, respectively.

Other operating expenses. Other operating expenses consist of expenses directly related to the origination of loans and are charged by investors at the sale of loans excluding interest, and software service providers. Other operating expenses were $0.6 million and $1.5 million for the three and nine months ended September 30, 2025, respectively.

Beeline Title Holdings (For the Three and Nine Months Ended September 30, 2025)

	Three Months Ended September 30, 2025	Nine Months Ended September 30, 2025
(Dollars in thousands)
Title fees	$391	$1,172
Total net revenues	391	1,172
Compensation and benefits	319	988
General and administrative expenses	34	119
Marketing and advertising	(18)	98
Other operating expenses	132	287
Total operating expenses	467	1,492
Net loss	$(76)	$(320)

For the three and nine months ended September 30, 2025, Beeline Title Holdings reported net revenues of $0.4 million and $1.2 million, respectively; reported and a net loss of $0.1 million and $0.3 million, respectively.

Title fees. Title fees consist of title policy premiums and settlement fees charged to the borrower and seller on a transaction. Title fees were $0.4 million and $1.2 million for the three and nine months ended September 30, 2025, respectively.

Compensation and benefits. Compensation and benefits were $0.3 million and $1.0 million for the three and nine months ended September 30, 2025, respectively.

General and administrative expenses. General and administrative expenses consist primarily of shipping costs and professional services and were flat and $0.1 million for the three and nine months ended September 30, 2025, respectively.

Marketing and advertising. Marketing and advertising were flat and $0.1 million for the three and nine months ended September 30, 2025, respectively.

Other operating expenses. Other operating expenses consist primarily of expenses directly related to the settlement of loans and were $0.1 million and $0.3 million for the three and nine months ended September 30, 2025, respectively.

Corporate

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Compensation and benefits	$722	$146	$2,598	$509
General and administrative expenses	725	289	3,529	640
Depreciation and amortization	26	-	75	-
Marketing and advertising	-	-	12	-
Other operating expenses	35	-	140	-
Total operating expenses	1,508	435	6,354	1,149
Interest income	4	-	5	-
Interest expense	(52)	(409)	(2,309)	(965)
Loss on extinguishment of debt	(719)	-	(644)	-
Change in equity method investment	-	-	129	-
Other	4	(2)	18	2
Net loss	$(2,271)	$(846)	$(9,155)	$(2,112)

For the three and nine months ended September 30, 2025, net loss from continuing operations increased to $2.3 million and $9.2 million, respectively, from $0.8 million and $2.1 million for the three and nine months ended September 30, 2024, respectively, reflecting the inclusion of Beeline’s results of operations for 2025.

Compensation and benefits. Compensation and benefits were $0.7 million and $2.6 million for the three and nine months ended September 30, 2025, respectively, and $0.1 million and $0.5 million for the three and nine months ended September 30, 2024, respectively.

General and administrative expenses. General and administrative expenses consist primarily of public company costs professional fees, board compensation and rent. General and administrative expenses were $0.7 million and $3.5 million for the three and nine months ended September 30, 2025, respectively, and $0.3 million and $0.6 million for the three and nine months ended September 30, 2024, respectively.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of amortization related to the intangible asset of the customer list and were $24,563 and $0.1 million for the three and nine months ended September 30, 2025, respectively.

Marketing and advertising. Marketing and advertising were $0 and $12,082 for three and nine months ended September 30, 2025, respectively.

Other operating expenses. Other operating expenses consist of software service providers and were $24,810 and $0.1 million for the three and nine months ended September 30, 2025, respectively.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income (loss) adjusted for the impact of interest expense, depreciation and amortization expense, loss on extinguishment of debt, net loss from discontinued operations, stock-based compensation expense, and other non-recurring or non-core operational expenses.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA:

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2025	2024	2025	2024
Net loss	$(3,962)	$(1,359)	$(15,029)	$(4,140)
Interest expense	69	409	2,346	965
Depreciation and amortization	831	-	2,487	-
Loss on extinguishment of debt	685	-	610	-
Net loss from discontinued operations	383	513	745	2,028
Stock-based compensation expense	-	40	130	172
Merger-related expenses (1)	-	-	321	-
Adjusted EBITDA	$(1,994)	$(397)	$(8,390)	$(975)

(1)	Merger-related expenses include the costs related to the stockholder meeting on March 7, 2025 to approve the name changing to Beeline Holdings, Inc. and to approve the Series F and F-1 Preferred Stock (shares received in the merger) to convert to common shares, as well as costs related to the Nasdaq initial listing.

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

For the nine months ended September 30, 2025 and 2024, net cash used in operating activities of continuing operations increased to $12.1 million from $1.3 million primarily due to the inclusion of Beeline’s net loss from continuing operations of $14.3 million for the nine months ended September 30, 2025.

For the nine months ended September 30, 2025, net cash used in investing activities of continuing operations was $0.5 million related to internal-use software development costs and the investment in SAFEs. For the nine months ended September 30, 2024, investing activities were nil.

For the nine months ended September 30, 2025, net cash provided by financing activities of continuing operations was $13.0 million primarily from $17.0 million raised from equity transactions and borrowings of $2.3 million from the warehouse line, offset by $7.3 million of debt principal. For the nine months ended September 30, 2024, net cash provided by financing activities of continuing operations was $1.5 million primarily from proceeds from secured credit facilities.

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

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents, cash flow from our operating businesses, proceeds from asset sales and dispositions, and short-term borrowing facilities, including revolving credit lines. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of September 30, 2025, the Company has $1.3 million in cash.

On December 31, 2024, the Company entered into entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock. On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the amount from $35 million to $10 million. On September 8, 2025, the Company again amended the ELOC Agreement to increase the commitment amount by $10 million, to maximum total sales of up to $20 million, and to remove minimum closing price conditions for effecting purchases under the ELOC Agreement. As a result, the Company may sell up to $12.5 million under the ELOC Agreement (after giving effect to prior sales) beginning after January 11, 2026. During the nine months ended September 30, 2025, the Company sold and issued to the Purchaser 5,694,515 shares of common stock for gross proceeds of $7.5 million.

On April 30, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co., Inc., pursuant to which the Company may issue and sell over time and from time to time, to or through Ladenburg, up to $12.0 million of shares of the Company’s common stock. During the nine months ended September 30, 2025, the Company sold 5,540,043 shares for gross proceeds of $7.0 million. Subsequent to September 30, 2025, the Company sold 367,655 shares for gross proceeds of $1.3 million.

During the nine months ended September 30, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million.

In October 2025, the Company expanded and diversified its warehouse lines to $25.0 million tripling its prior $5.0 million line and adding two new $5.0 million lines with new lenders in anticipation of rapid revenue growth and loan origination volume.

On November 11, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold to the Investors a total of 4,620,000 common shares at $1.60 per share, raising gross proceeds of $7.4 million.

The Company intends to continue raising capital through equity to meet its internal cash requirements. The availability of additional financing will be largely dependent on operating success, including improved gross margins as well as operational improvements, which will be necessary to attract investors. However, there can be no assurance that the Company will be successful in securing the necessary capital on favorable terms, or at all. The Company has no material off-balance sheet arrangements as of the date of this filing.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company in the financial statements for the nine months ended September 30, 2025 relate to the policies and practices the Company uses to account for:

Mortgage loans held for sale and gains on sale of loans revenue recognition. Mortgage loans held for sale are carried at fair value under the fair value option in accordance with ASC 825, Financial Instruments, with changes in fair value recorded in gain on sale of loans, net on the consolidated statements of operations. The fair value of mortgage loans held for sale committed to investors is calculated based on the investor commitment.

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

Mortgage loans sold to investors by the Company, and which met investor underwriting guidelines at the time of sale, may be subject to repurchase in the event of specific default by the borrower or subsequent discovery that underwriting standards were not met. The Company may, upon mutual agreement, indemnify the investor against future losses on such loans. Actual losses incurred are reflected as a reduction in gains on sale of loans, net in the consolidated statements of operations.

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

Loan Origination Fees

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

Other Revenues

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

ASC 815-25, Derivatives and Hedging, requires that all derivative instruments be recognized as assets or liabilities on the consolidated balance sheets at their fair value. The Company issues IRLCs to originate mortgage loans and the fair value of the IRLCs, adjusted for the probability that a given IRLC will close and fund, is recognized in gain on sale of loans, net on the consolidated statements of operations. Subsequent changes in the fair value of the IRLC are measured at each reporting period within gain on loans, net until the loan is funded. The Company accounts for all derivative instruments as free-standing derivative instruments and does not designate any for hedge accounting.

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

Property and equipment, net. Property and equipment, including leasehold improvements and internal-use software, are recorded at cost, and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Leasehold improvements are amortized over the shorter of the lease term or the improvement’s estimated useful life. Depreciation is not recorded on projects-in-process until the project is complete and the associated assets are placed into service or are ready for the intended use. Impairment of property and equipment than the internal-use software is evaluated under ASC 360, Property, Plant, and Equipment.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were effective as of September 30, 2025.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2025, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

Except as set forth below, the Company is not currently subject to any other material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint in the US District Court, Middle District of Tennessee alleging the Company’s use of Optimal Blue’s pricing software violated federal antitrust laws against 28 defendants, of which the Company is included as a defendant. The Company intends to defend the case vigorously.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2019 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as an Exhibit to the Company’s Current Report on Form 8-K dated August 13, 2021 and filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference

3.7	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.8	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.9	Certificate of Designation of Series C Preferred Stock filed on September 28, 2023 - filed as an Exhibit to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference
3.10	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.11	Certificate of Designation of Series D Preferred Stock, filed as Exhibit 3-a to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.12	Certificate of Designation of Series E Preferred Stock, filed as Exhibit 3-b to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.13	Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3-c to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.13(a)	Certificate of Correction for Series F Convertible Preferred Stock, filed as Exhibit 3(b) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.14	Certificate of Designation of Series F-1 Preferred Stock, filed as Exhibit 3-d to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference
3.14(a)	Certificate of Correction for Series F-1 Convertible Preferred Stock, filed as Exhibit 3(c) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.15	Certificate of Designation of Series G Convertible Preferred Stock, filed as Exhibit 3(a)(1) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.15(a)	Certificate of Correction for Series G Convertible Preferred Stock, filed as Exhibit 3(a)(2) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference
3.15(b)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on January 21, 2025 and incorporated herein by reference
3.15(c)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on March 5, 2025 and incorporated herein by reference
3.15(d)	Second Certificate of Amendment of Series G Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference
3.16	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2025 and incorporated herein by reference
3.17	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2025 and incorporated herein by reference
3.18	Second Amended and Restated Bylaws of the Registrant, filed as Exhibit 10-a to the Current Report on Form 8-K dated November 14, 2024 and filed on August 16, 2024 and incorporated by reference herein.
3.18(a)	Amendment to Second Amended and Restated Bylaws, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on February 21, 2025 and incorporated herein by reference
10.1	ELOC Side Letter, filed as Exhibit 10.25 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.2	Termination Agreement, filed as Exhibit 10.26 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.3	Amended and Restated Common Stock Purchase Agreement (ELOC), filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.4	Amended and Restated Registration Rights Agreement (ELOC), filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.5 # *	Amended and Restated 2025 Equity Incentive Plan
10.6	Letter Agreement for Amendment of Liuzza Warrants filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein.
10.7	At The Market Offering Agreement, dated April 30, 2025 – filed as Exhibit 1.1 to the Company’s Current Report on Form 8-K filed on May 1, 2025 and incorporated herein by reference.

10.8	Debt Satisfaction Agreement dated July 25, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference
10.9	Senior Secured Original Issue Discount Promissory Note and Security Agreement dated July 25, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference
10.10	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference
10.11	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference
10.12	Form of Option Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference
10.13	Letter Agreement dated September 8, 2025, filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1 dated October 21, 2025 and incorporated herein by reference
10.14	Letter Agreement dated October 22, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2025 and incorporated herein by reference
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 **	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
#	Indicates management compensatory plan, contract or agreement.

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEELINE HOLDINGS, INC.

Date: November 14, 2025	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

Date: November 14, 2025	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial Officer)

Date: November 14, 2025	By:	/s/ Tiffany Milton
Tiffany Milton
Chief Accounting Officer
(Principal Accounting Officer)

