Form 10-K
period 2025-12-31
Beeline Holdings, Inc.
filed 2026-03-31
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the voting stock held by non-affiliates of the registrant at June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter was $23,826,587 based on the last reported sales price of the registrant’s common stock as reported by The Nasdaq Stock Market, LLC on that date.

As of March 31, 2026, 30,647,369 shares of our common stock were outstanding.

BEELINE HOLDINGS, INC.

FORM 10-K

December 31, 2025

PART I

Cautionary Note Regarding Forward Looking Statements

This Report contains forward-looking statements that involve risks and uncertainties, including statements regarding our plans and expectations for our operations, technology, financial results and growth prospects, anticipated or potential economic, industry and regulatory trends, strategic transactions and business plans including with respect to the Company’s new BeelineEquity product and the perceived or anticipated benefits thereof, and our liquidity and potential future sources of capital. We make such forward-looking statements pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. All statements other than statements of historical facts contained in this Report are forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “may”, “will”, “should”, “expects”, “intends”, “plans”, “anticipates”, “believes”, “estimates”, “predicts”, “potential”, “continue” or the negative of these terms or other comparable terminology.

Forward-looking statements are neither historical facts nor assurances of future performance, and are based only on our current beliefs, expectations and assumptions regarding the future of our business, future plans and strategies, projections, anticipated events and trends, the economy and other future conditions. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict and many of which are outside of our control. Therefore, you should not rely on any of these forward-looking statements. Important factors that could cause our actual results and financial condition to differ materially from those indicated in the forward-looking statements include, among others, the following:

●	Our ability to continue as a going concern and the sufficiency of our existing cash and cash equivalents to meet our working capital and capital expenditure needs over the next 12 months will depend on our ability to raise capital;

●	the risks of a recession in the U.S. arising from tariffs and litigation and developments related thereto, inflation, and high interest rates, which may negatively affect future business and weaken the demand for consumer home loans;

●	the impact of previous interest rate cuts on the mortgage lending industry and actions that the Federal Reserve may take with respect to interest rates in the future, which may include delaying further interest rate cuts or implementing interest rate increases to combat continuing or increased inflation;

●	our reliance on certain third parties, our ability to protect, maintain and improve upon our technology infrastructure and intellectual property, and risks inherent in the regulatory and competitive industry in which we operate;

●	Changes in the political and regulatory environment and in business and economic conditions in the United States and in the real estate and mortgage lending industry;

●	geopolitical conflicts and wars in Ukraine, the Middle East and Latin America;

●	our ability to develop and maintain our brand cost-effectively; and

●	the other risk factors summarized under “Summary of Risk Factors” and described in more detail in “Risk Factors” of this Report.

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

Glossary

For the convenience of investors, this glossary contains most of the defined words and terms we use in this Report including technical terms and abbreviations for the many laws that we define later in this Report. Certain words and terms are not included in this Glossary.

“AI” means artificial intelligence and related technologies.

“APOR” means the average prime offer rate.

“ATDS” means automatic telephone dialing systems.

“ATM Agreement” means the At The Market Offering Agreement between the Company and Ladenburg Thalmann & Co., Inc. dated April 30, 2025.

“BSA” means the Bank Secrecy Act.

“CCPA” means the California Consumer Protection Act.

“CFPB” means the Consumer Financial Protection Bureau.

“Company” refers to Beeline Holdings, Inc.

“Dodd-Frank Act” means the Dodd-Frank Wall Street Reform and Consumer Protection Act.

“DSCR” means debt service coverage ratio.

“DTI” means debt-to-income ratio.

“EFTA” means the Electronic Fund Transfer Act of 1978.

“ELOC Agreement” means the Amended and Restated Common Stock Purchase Agreement between the Company and C/M Capital Master Fund, LP dated March 7, 2025, as amended.

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

“TCPA” means the Telephone Consumer Protection Act.

“TILA” means the Truth in Lending Act.

“TRID rule” means the TILA-RESPA Integrated Disclosure.

“USA Patriot Act” means the Uniting and Strengthening America by providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act.

“VA” means the Veterans Administration.

Item 1. BUSINESS

Beeline Holdings, Inc. (the “Company”) was incorporated under the laws of Nevada in 2004. On March 12, 2025, the Company changed its name from Eastside Distilling, Inc. (“Eastside”) to Beeline Holdings, Inc., reflecting the Company’s current operations and focus as a fintech mortgage lender, fractional equity purchase facilitator and title provider.

Merger

On September 4, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization providing for the merger (the “Merger”) with East Acquisition Inc. (aka Bridgetown Spirits Corp.) and Beeline Financial Holdings, Inc. (“Beeline Financial”), a Delaware corporation. The Merger closed on October 7, 2024 and Beeline Financial became a wholly-owned subsidiary of the Company.

Beeline Financial was incorporated in Delaware on July 1, 2020 and is the successor to a Rhode Island corporation organized in 2018. Beeline Financial is an AI-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform and introduced its AI-powered Chatbot (“Chatbot”) “Bob” in July 2023.

Debt Exchange Agreement

On September 4, 2024, Eastside and its then-subsidiary, Craft Canning + Printing (“Craft C+P”), entered into a Debt Exchange Agreement (the “Debt Exchange Agreement”), which closed on October 7, 2024, resulting in the assignment by Eastside of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of Eastside and the deconsolidation of Craft C+P in 2024.

Bridgetown Spirits

Subsequent to the execution of the Debt Exchange Agreement, Eastside organized a subsidiary, Bridgetown Spirits Corp. (“Bridgetown Spirits”) and was assigned Eastside’s spirits business to Bridgetown Spirits. On July 25, 2025, the Company disposed of its 53% interest in Bridgetown Spirits in exchange for the satisfaction of debt, and as a result, Bridgetown Spirits is no longer a subsidiary of the Company.

Business

Overview and History

The Company is a fintech mortgage lender, fractional real estate equity purchase facilitator and title provider transforming the home ownership process into a shorter, easier path than conventional mortgage lending for millions of Americans seeking a digital experience. The Company has built a proprietary mortgage, equity purchase and title platform leveraging advanced technical tools with sophisticated language learning models and combining an appropriate amount of human interaction to create a better outcome for its customers. Beeline was founded in 2019 with its principal office located in Providence, Rhode Island. An Australian subsidiary has an office in Burleigh Heads, Australia. The Company also has executive office suites in multiple locations across the United States.

The Company’s business model is focused on providing an efficient process for consumers to more easily access mortgage lending and financing using our online portal and services. In 2025, approximately 73% of the Company’s loans originated and brokered through December 31, 2025, were Non-QM loans where the prospective borrower lacked traditional income from full-time employment in contrast to investment, rental or consulting income or other 1099 income or where the consumer has sufficient assets to support the loan.

The Company primarily serves as the lender for its conventional loans, where it is also fully responsible for the underwriting. The Company is the lender on a non-delegated underwriting basis on most of its Non-QM loans and also serves as a mortgage broker for certain loans with third party lenders - primarily for the remainder of Non-QM loans. In 2025, the Company acted as lender in 73% of its loan transactions, and as mortgage broker in 27% of its loan transactions. The Company leverages its industry-specific knowledge and infrastructure, using a combination of licensed and proprietary technology, to provide an alternative to a more manual, slower and non-technology focused lending process for residential properties in the United States.

Mortgage Lending Business

The Company is licensed to operate in 29 states including California, Florida and Texas. The Company’s services and platform are designed to address the evolving US real estate market, including the increasing use of online and digital means of financing home purchases as well as a trend away from conventional lending qualification practices, in part by placing consumers in front of financing opportunities that may not be available from lenders using the conventional approach to loan qualification. Its focus is on residential properties.

The Company can generate mortgage approvals that are more reliable than traditional pre-approvals in as little as 7 to 10 minutes. The Company’s unique customer experience was built for digital-first consumers, especially property investors and those who work in the gig economy or are self-employed and who desire a frictionless, digital experience. The Company offers a unique variety of mortgage products when compared to other mortgage lenders, including the “top 50” lenders, allowing borrowers a higher probability of finding a home financing solution that meets their unique situation.

Most top 50 lenders will deny a borrower if they are not approved for a conventional mortgage backed by Freddie Mac or Fannie Mae, the two government-sponsored enterprises (“GSEs”) that back a majority of mortgages in the U.S. (“QM loans”) or FHA or VA loan options. In this instance, the Company will re-route the borrower to a non-traditional mortgage process offering solutions not offered by larger lending institutions. Combining QM loans and Non-QM loans through a single streamlined platform available any time provides strong differentiation and provides additional options for the Company’s customers.

As the U.S. real estate industry has evolved, Non-QM loans have become more popular, relying on a different set of underwriting criteria which are more suited to borrowers whose situations do not line up with more stringent guidelines created for and based on the previous generations and less flexible economy. The Company is one of the few direct-to-consumer digital mortgage lenders that offer both QM loans and Non-QM loans from a single platform, allowing the Company to better serve the 74 million Millennials and 71 million Gen Z who have emerged as home buyers (or soon will) and currently representing approximately 32% of the home purchase market. In 2025, 30% of the Company’s loan originations were home purchases, and 70% were refinance transactions.

As described elsewhere in this Report, the Company’s business is multi-faceted, and can serve multiple roles in the home lending process. In addition to the lending operation, the Company also has a title agency. The Company has a minority investment in a subsidiary focused on the development of AI sales tools that the Company’s lending operation seamlessly inserts in text chat on its website.

The Company breaks down the legacy role-based mortgage process into tasks for faster processing. and has built automation to satisfy underwriting conditions in the loan file in real time. This expedites the time to close while minimizing headcount and other expenses. The Company expects that its technology and systems will continue to evolve, providing an opportunity for growth over the next three to five years. However, there are no assurances that it will grow during this period.

Services

The Company is a digital consumer real estate financing company leveraging proprietary AI, streamlined task-based processing, data integrations and human capital for originating, evaluating, approving and closing a mortgage, fractional equity purchase or title insurance.

●	Marketing and Sales: The Company uses an AI chatbot called Bob to enable cost-effective communication with prospective borrowers to respond to inquiries and answer questions about our product offerings, enhance borrower engagement and introduce new borrowers and sellers to our platform. Beyond Bob, the Company leverages a sophisticated digital marketing strategy to reach out to potential customers.
●	Application and Pre-Qualification: When borrowers are ready to apply, they are taken through a seven-to-ten-minute journey through a series of conversational-style questions, collecting the information required to complete a loan application.
●	Document Collection and Verification: The system automatically asks for required documents, such as bank statements, tax returns, and employment information based on the loan type and purpose.
●	Approval and Closing: Once underwriting is completed, the borrower may receive a conditional approval. The Company’s proprietary platform will present the customer with required documentation through each phase of the loan process and allows the customer to do multiple things in their portal seamlessly, whether a document upload, pay for an appraisal or sign documents natively in their tracker.
●	Post-Closing and Servicing: After closing, loans are sold to aggregators who handle all servicing.
●	Title and Closing Services: The Company offers title and closing services to its borrowers. These operations are tightly integrated, providing a seamless customer experience. The Company acts as the agent in its title and closing services business, selling title insurance policies for some of the largest title underwriters, including First American National Title Insurance Company, Fidelity National Title Insurance Company and Westcor Land Insurance Company.

Sources of Revenue

The Company generates revenue from three key sources, listed below:

●	Net gain on sale of loans: Once the Company closes a loan, it then sells that loan to an aggregator at a predetermined price. The proceeds are recorded as a gain (loss) on sale of loans. This source accounted for approximately 69% of revenue for the year ended December 31, 2025.
●	Loan origination fees: This is a fee charged to a borrower to offset the costs of origination. This source accounted for approximately 13% of revenue for the year ended December 31, 2025.
●	Title fees: Fees associated with closing a mortgage for a lender, which averages approximately $1,100 per closed file. Currently, Beeline Title handles the title and escrow services for approximately 64% of the refinance mortgages that the Company originates while also offering its title and closing services to other lenders. This source accounted for approximately 18% of revenue for the year ended December 31, 2025.
●	BeelineEquity: The Company recently began offering a new fractional equity product called BeelineEquity. The Company receives an origination fee and a title fee from each closed fractional equity transaction on behalf TYTL Corp. (“TYTL”) that provides financing to the customers of these transactions, which is described in more detail below.

Beeline Labs

Beeline Labs, Inc. (“Beeline Labs”), a subsidiary of Beeline Financial, specializes in developing and licensing proprietary software for mortgage lenders. In July 2025, Beeline Labs launched BlinkQC, a SaaS platform designed to automate pre-close quality control (or QC), reviews for mortgage loan files. Beeline Loans uses BlinkQC in its own operation for its pre-close QC. Later in 2026, Beeline Labs plans to license BlinkQC to other mortgage companies. BlinkQC uses artificial intelligence to ingest loan document packages, extract and validate data, apply customizable rule sets, and generate compliance reports. Critical data points are being collected from the Beeline Labs launch and integrations are set to start in late 2026, opening BlinkQC up to over 1,000 Banks and Independent Mortgage Banks. The Beeline Labs data and integrations are essential for a broader launch.

The initial release supports conventional loan packages and will be offered on a flat rate per package. Based on current cost estimates, the product is expected to achieve gross margins of approximately 50%. Future enhancements, including FHA/VA loan support and integrations with loan origination systems, are in development.

BeelineEquity

On June 25, 2025, Beeline Title facilitated the closing of what it believes to be one of the first-ever fractional sale of home real estate with TYTL who will fund these transactions through the sale of a crypto token which is backed by real property. The Company’s Chief Executive Officer is a co-founder and principal stockholder of TYTL. In addition, Christopher Moe, the Company’s Chief Financial Officer, and Joseph Freedman, a director, are each TYTL shareholders. While neither the Company, nor its subsidiaries, mints or receives the token, Beeline Title handles the settlement and title portions of these transactions for TYTL who is minting the token. In the fourth quarter of 2025, Beeline Loans began providing customer acquisition services and support to TYTL who mints the token and offers the equity exchange transaction. The Company receives 3.5% in cash of the value of equity sold and markets the product through its website as BeelineEquity.

Beeline Title will provide the title and closing services for each transaction. Importantly, Beeline Title will open this platform to all mortgage lenders, giving them access to a proven solution for cryptocurrency token transaction reconciliation, compliance, and disbursement. As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, the Company is positioning itself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand.

Marketing

The Company generates the majority of its leads through online channels. In 2025, Google advertising accounted for approximately 49.5% of total leads. The next largest paid source, LendingTree, accounted for approximately 8.4% of total leads. In total, the Company purchased paid leads from 11 advertising platforms and lead aggregators during 2025. The Company also received leads from additional sources, including phone calls, email, SMS, organic search, and direct traffic. As a result, the Company may be subject to concentration risk related to changes in pricing, availability, or performance of its primary lead sources. See “Item 1A. Risk Factors.”

The Company’s marketing strategy plays an important role in supporting its growth, focusing on customer acquisition, return on investment, and customer satisfaction. Through targeted campaigns, the Company attracts new customers and explores product and audience segments. The marketing team’s analysis of customer value, along with return on ad spend, supports strategic planning and resource allocation. Predictive models are used to estimate customer lifetime value and inform campaign planning. These models rely on historical data and assumptions and may not accurately predict future performance.

Measurement, reporting, and attribution methods provide the foundation for assessing campaign performance and informing marketing spend decisions. The Company often experiments with new traffic sources and campaign types to maintain an agile marketing strategy. Through consistent communication of its value propositions, the marketing team supports customer engagement. The Company also focuses on improving the customer experience across digital touchpoints. Attribution models are subject to limitations inherent in multi-channel customer journeys.

The Company’s marketing team operates within four primary pillars: Customer Acquisition, Marketing Data, Marketing Communications, and Product, each contributing uniquely to its overall growth strategy:

Customer Acquisition: As the Company’s 2025 lead generation reflects, it relies heavily on Google advertising, with additional lead volume sourced from multiple other advertising platforms and lead aggregators. To support future growth, the Company may seek to reduce this dependency by developing other material lead sources. Acquisition efforts focus on managing advertising budgets efficiently, allocating resources strategically, and tracking return on ad spend.

Marketing Data: Marketing data is central to the Company’s decision-making process. Regular performance reviews provide insights into advertising effectiveness; while reporting and analytic tools generate insights that guide strategy. Internal attribution models support tracking and analysis of the customer journey, which helps inform budget allocation. These analyses support management decision-making but are subject to data quality and modeling limitations. Forecasting models assist the Company in anticipating long-term customer value. The Company also gathers competitive intelligence to monitor industry trends.

Marketing Communications: The Company uses automated, periodic email and SMS communications to nurture potential leads and support conversion efforts. Targeted automated communications are deployed at various points in the customer lifecycle to increase engagement. The Company maintains an active presence across social media platforms to support brand awareness and customer engagement. AI-driven content creation supports scalable messaging across channels. These efforts are intended to support the Company’s value propositions, brand awareness, and engagement with current and prospective customers. The Company periodically offers promotions and incentives designed to attract new customers and encourage repeat engagement.

Product: The Company focuses on optimizing the customer experience through conversion rate improvements, user experience enhancements, and tailored landing pages. Ongoing product testing is conducted to align updates with customer needs, and data-driven and automated solutions are being developed to support more personalized experiences. Not all product initiatives result in improved performance, and some experiments may not achieve their intended outcomes.

Intellectual property

The Company primarily relies upon a combination of trade secrets, service marks and technology licensing, as described below.

●	Point of Sale & Tracker: A sophisticated platform that captures, analyzes and retrieves information to process a mortgage transaction. It also allows customers to complete certain workflows seamlessly as part of their mortgage processing journey.
●	Decision Engine: Data driven platform designed to issue approvals based on the data collected and information provided by the new customer.

●	Resolution Engine: A tool that captures mortgage tasks and completes those tasks with data, documents or human involvement.
●	BlinkQC: An in-house automated QC solution that can perform a Fannie Mae/Freddie Mac required pre-close audit in minutes at a significantly reduced cost. By contrast, third party QC firms can take between 1 hour and 48 hours to complete and cost up to $175.00 per file.
●	MagicBlocks: A platform that allows businesses to build their own custom AI sales tools through administrative protocols. Bob, the AI chatbot referred to below is powered by MagicBlocks. The Company leverages its relationship with MagicBlocks to enhance its customers’ experience and drive engagement. The Company is a co-founder of MagicBlocks and currently owns 47.6%; however, MagicBlocks is seeking additional investment funding and planning to grant equity options to employees which will dilute its ownership. The Company currently uses this technology with a royalty-free licensing and service agreement. If MagicBlocks were to sever its relationship with the Company, the Company would have to locate another AI tool, which could be disruptive to its business until it found a replacement and was able to integrate this new AI technology into the Company’s operations. The Company believes that other suitable sources exist, although the increased cost will reduce its profit margins.
●	“Bob”: Bob is one of the first mortgage AI chatbots, handling incoming chat-based communication through its website on a 24/7 basis and was developed by MagicBlocks. The Company converts AI chat conversations into applications at a rate eight times more efficiently than its human loan officers, referred to as “Loan Guides”. Bob performs outbound campaign-style communications to pull customers into the marketing funnel. The Company plans for Bob to soon start voice campaigns for generating sales activities and enhancing customer service.
●	Licenses for software: The Company licenses the loan origination software and customer relationship management platform from third party vendors.

Competition

Banks and other savings institutions (depositories) have historically dominated the mortgage lending business. Their competitive advantages are financial strength, which includes the availability of low-cost capital to fund loans, management and employee skills, experience and availability, the ability to use their financial strength to leverage compliance costs and local visibility. Because of policy changes and shifts in the marketplace, independent mortgage banks (“IMBs”) hold a large market share of the mortgage lending business. By 2016, nonbank mortgage origination for the first time surpassed that of the banks. The rapid rise of the nonbank mortgage lenders could have been possible only with the assistance of federal subsidies. In the decade from 2010 to 2020, nonbanks effectively doubled their market share of Fannie, Freddie, and FHA lending.

As of early 2026, IMBs continue to dominate the mortgage market, originating approximately 83% of all single-family mortgages in 2024 and maintaining a similar majority share through the first half of 2025. While banks have largely retreated from standard originations, they maintain a significant presence in the jumbo mortgage market, which saw volume reach $270.8 billion in 2024. Market forecasts for 2026 suggest a continued recovery in volume as interest rates stabilize. The Mortgage Bankers Association projects total single-family originations will reach $2.2 trillion in 2026, up from $2.0 trillion in 2025. Analysts expect 30-year fixed rates to average between 6.0% and 6.4% throughout 2026, with some optimistic forecasts dipping into the high 5% range. After eight consecutive quarters of losses ending in early 2024, IMBs returned to profitability in 2025, reporting an average pre-tax production profit of 33 basis points in Q3 2025.

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

The Company’s key online competitors are:

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

However, as of the date of this Report, the Company does not believe that the above competitors provide Non-QM loans in any material way. The Company believes the combination of its mortgage product offerings and its focus on a digital first experience, provides it with a competitive advantage.

On the other hand, certain of its competitors have greater resources and brand recognition than the Company or otherwise pose a competitive threat to our business. See Item 1A “Risk Factors” for risks related to the competition the Company faces in its industry.

Strategy for success

The Company’s strategy is focused on developing and leveraging excellent technology to enable better scale at a reduced cost while delivering an exceptional customer experience through AI, automation and task-based workflows.

Additionally, the Company’s strategy includes the ability to keep the consumer in its ecosystem - keeping that customer for the title work and escrow/settlement services. This increases the Company’s revenue per file by an average of $1,100 and spreads customer acquisition costs over multiple revenue opportunities.

None of this is possible without a great brand and great user experience when interacting with the Company’s technology and staff. The Company’s strategy in this area is to continue to push digital content to the right audiences who are interested in a lending experience like the one it offers. When human touch points are necessary or requested, it provides the consumer with a knowledgeable, friendly and solutions-based support system.

Government Regulations

The statements in this section describe the government regulations specific to the Company’s industry and should be considered carefully in conjunction with other information contained in this Report including the “Item 1A Risk Factors”.

These statutes and regulations regulate how the Company operates, and the licenses it and its employees are required to maintain. They also dictate the education and training required by employees, disclosures that are required to be made to consumers, etc. Any changes to the regulatory structure may impact how the Company does its business.

The CFPB has undergone significant restrictions under the Trump Administration which has included massive downsizing, reduced funding and a reduced regulation focus. Ongoing litigation relating to staffing reductions remains pending. A federal district court enjoined the employee terminations which injunction was vacated by the federal appeals court. The federal appeals court heard oral arguments on a rehearing on February 24, 2026.

Government Regulations Affecting Mortgage Loan Origination

The Company operates in a heavily regulated industry that is highly focused on consumer protection. The extensive regulatory framework to which the Company is subject includes U.S. federal and state laws and regulations. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over all aspects of the Company’s business.

The discussion concerning federal regulation of the mortgage lending business is subject to significant potential change as the Trump administration seeks to scale back the federal government, eliminate agencies and strengthen the President’s control over independent agencies. There has been a strong reaction with the filing of many lawsuits and for the most part lower courts have pushed back on many of President Trump’s executive orders. In February 2026, the U.S. Supreme Court struck down the President’s tariffs which he had imposed under the International Emergency Economic Powers Act, reducing the Administration’s ability to use executive powers to impose tariffs and commencing a process under which many businesses are seeking refunds from the federal government of tariffs previously paid. Ultimately, it is likely that the U.S. Supreme Court may also rule on the scope of the executive powers in other contexts, which may impact the following discussion.

Under the Dodd-Frank Act, the CFPB was established to ensure, among other things, that consumers receive clear and accurate disclosures regarding financial products and to protect consumers from hidden fees and unfair, deceptive or abusive acts or practices. The CFPB’s jurisdiction includes those persons producing or brokering residential mortgage loans. It also extends to the Company’s other lines of business title insurance. The CFPB has broad supervisory and enforcement powers with regard to non-depository institutions, such as the Company, that engage in the production of home loans.

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

Effective October 1, 2022, the CFPB revised the definition of a QM which permits mortgage lenders to gain a presumption of compliance with the CFPB’s ability to repay requirements if a loan meets certain underwriting criteria. Lenders are now required to comply with a new QM definition in order to receive a safe-harbor or rebuttable presumption of compliance under the ability-to-repay requirements of TILA and its implementing Regulation Z. The revision to the QM definition created additional compliance burdens and removed some of the legal certainties afforded to lenders under the prior QM definition. Specifically, the revised QM rule eliminated the previous requirement limiting QMs to a 43% DTI and replaced it with pricing-based thresholds. Loans at 150 basis points or less over the APOR as of the date the interest rate is set, receive a safe harbor presumption of compliance, while loans between 151 and 225 basis points over the APOR benefit from a rebuttable presumption of compliance. The new rule also created new requirements for a lender to “consider” and “verify” a borrower’s income and debts and associated DTI, along with several other underwriting requirements. Additionally, the new QM definition eliminated a path to regulatory compliance that was available for originating loans that were eligible to be sold to GSEs, which was heavily relied upon by a large segment of the mortgage industry. Due to the transition to the new QM definition, there may be residual compliance and legal risks associated with the implementation of these new underwriting obligations.

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

The Company is also supervised by regulatory agencies under state law. From time-to-time, the Company receives examination requests from the states in which it is licensed. State attorneys general, state mortgage licensing regulators, state insurance departments, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding the Company’s operations and activities. With the enforcement power of the CFPB at risk under the Trump administration, state regulatory agencies and state attorneys general may increase their enforcement activities in certain areas. In addition, the government-sponsored enterprises, or GSEs, the FHA, the FTC, and others subject the Company to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future. The Company maintains dedicated staff on the legal and compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.

Federal Lending Laws and Regulations

Numerous U.S. federal regulatory consumer protection laws impact the Company’s business, including but not limited to:

●	the RESPA and Regulation X, which require certain disclosures to be made to the borrower at application, as to the lender’s good faith estimate of loan production costs, and at closing with respect to the actual real estate settlement statement costs (for most loans, such disclosures are in conjunction with those required under the TILA), prohibit kickbacks, referrals, and unearned fees in connection with settlement service business and impose requirements and limitations on affiliates and strategic partners, and certain loan servicing practices including with respect to escrow accounts, requests for information from borrowers, servicing transfers, lender-placed insurance, error resolution and loss mitigation;
●	the TILA including HOEPA and Regulation Z, which regulate mortgage loan production and servicing activities, require certain disclosures be made to borrowers throughout the loan process regarding terms of mortgage financing (including those disclosures required under the TRID rule, provide for a three-day right to rescind some transactions, regulate certain higher-priced and high-cost mortgages, require lenders to make a reasonable and good faith determination that consumers have the ability to repay the loan prior to consummation, mandate homeownership counseling for high-cost mortgage applicants, impose restrictions on loan production compensation, and apply to certain loan servicing practices;
●	the FCRA and Regulation V, which regulate the use and reporting of information related to the credit history of consumers, require disclosures to consumers regarding the use of credit report information in certain credit decisions and require lenders to take measures to prevent or mitigate identity theft;
●	the Equal Credit Opportunity Act and Regulation B, which prohibit discrimination on the basis of age, race and certain other characteristics in the extension of credit, require creditors to deliver copies of appraisals and other valuations, and require certain notifications to applicants for credit;
●	the Homeowners Protection Act, which requires certain disclosures, and the cancellation or termination of private mortgage insurance once certain equity levels are reached;
●	the HMDA and Regulation C, which require reporting of mortgage loan application, origination and purchase data, including the number of mortgage loan applications originated, approved but not accepted, denied, purchased, closed for incompleteness and withdrawn;
●	the Fair Housing Act, which prohibits discrimination in housing on the basis of race, sex, national origin and certain other characteristics;
●	the Fair Debt Collection Practices Act, which regulates the timing and content of debt collection communications and debt collection practices;
●	the GLBA and Regulation P, which require initial and periodic communication with consumers on privacy matters, provide limitations on sharing nonpublic personal information, and the maintenance of privacy and security regarding certain consumer data in our possession;
●	the BSA, and related regulations including the Office of Foreign Assets Control and the USA Patriot Act, which impose certain due diligence and recordkeeping requirements on lenders to detect and block money laundering that could support terrorist activities;
●	the SAFE Act, which imposes state licensing requirements on mortgage loan originators;
●	the Electronic Signatures in Global and National Commerce Act and similar state laws, particularly the Uniform Electronic Transactions Act, which authorize the creation of legally binding and enforceable agreements utilizing electronic records and signatures and which require creditors and loan servicers to obtain a consumer’s consent to electronically receive disclosures required under federal and state laws and regulations;
●	the EFTA and Regulation E, which protect consumers engaging in electronic fund transfers;
●	the Servicemembers Civil Relief Act, which provides financial protections for eligible service members;
●	the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, which prohibit unfair or deceptive acts or practices and certain related practices;

●	the TCPA, which restricts telephone solicitations and automatic telephone equipment in connection with both origination and servicing of loans;
●	Regulation N, which prohibits certain unfair and deceptive acts and practices related to mortgage advertising and imposes recordkeeping requirements on advertisers;
●	the CAN-SPAM Act, which makes it unlawful to send certain electronic mail messages that contain false or deceptive information and provide other protections for email users;
●	the Consumer Financial Protection Act, enacted as part of the Dodd-Frank Act, which (among other things) created the CFPB, and gave it broad rulemaking authority over certain enumerated consumer financial laws and supervisory and enforcement jurisdiction over mortgage lenders and servicers, and prohibits any unfair, deceptive or abusive acts or practices in connection with any consumer financial product or service; and
●	the Bankruptcy Code and bankruptcy injunctions and stays, which can restrict collection of debts.

The Company is also subject to a variety of regulatory and contractual obligations imposed by entities purchasing loans from its insurers and guarantors of the loans it produces or facilitates.

State Lending Laws and Regulations

The Company must comply with state laws and regulations, including licensing requirements and other regulations which vary by state, in order to conduct its business.

To conduct residential mortgage lending operations in the United States, the Company is licensed in 28 states and the District of Columbia including California, Florida and Texas. Its title agencies also maintain licenses to operate in certain of these states. Generally speaking, the licensing process includes the submission and approval of an application to the applicable state agency, a character and fitness review of key individuals, and an administrative review of our business operations. Such requirements occur at the initial stage of license acquisition and throughout the period of licensure.

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

In addition to applicable federal laws and regulations governing the Company’s operations, its ability to originate loans in any particular state is subject to that state’s laws, regulations and licensing requirements, which may differ from the laws, regulations and licensing requirements of other states. State laws often include fee limitations and disclosure and other requirements. Many states have adopted regulations that prohibit various forms of “predatory” lending and place obligations on lenders to substantiate that a customer will derive a tangible benefit from the proposed home financing transaction and/or have the ability to repay the loan. These laws have required most lenders, including the Company, to devote considerable resources to maintain automated systems to perform loan-by-loan analysis of points, fees and other factors set forth in the laws, which often vary depending on the location of the mortgaged property.

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

In particular, there are numerous U.S. federal and state laws and regulations regarding privacy and the collection, sharing, use, processing, disclosure, and protection of personal data. In the loan origination process, the Company obtains substantial personal data including credit reports, tax returns, social security numbers and income and asset sources, all of which must be kept confidential. Such laws and regulations often vary in scope, may be subject to differing interpretations, and may be inconsistent among different jurisdictions. Following the European Union, California became the first state to adopt a data privacy law when in June 2018 it enacted the CCPA. The CCPA requires covered companies to provide California consumers with new disclosures and will expand the rights afforded consumers regarding their data. Fines for noncompliance may be up to $7,500 per violation.

Since the CCPA was enacted, the U.S. has at least 20 states – which includes California, Colorado, Connecticut, Delaware, Florida, Indiana, Iowa, Kentucky, Maryland, Minnesota, Montana, Nebraska, New Hampshire, New Jersey, Oregon, Rhode Island, Tennessee, Texas, Utah and Virginia – that have comprehensive data privacy laws in place or are about to be effective. Other states have enacted narrower privacy laws, including Maine, Michigan, Nevada, New York, Vermont, and Washington. And other states have introduced privacy bills that address a range of issues, including protecting biometric identifiers and health data, or governing the activities of specific entities. This patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states contemplate similar rights in preexisting privacy legislation but differ in implementation and enforcement. In addition, proposed federal legislation could further expand the regulatory framework for data privacy, data security, and other matters that impact our business at the federal level.

The costs of compliance with, and other burdens imposed by the CCPA, and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business and our financial condition.

The Company’s compliance team strives to comply with all applicable laws and regulations relating to privacy, data security, and data protection and other activities in which it engages or is otherwise subject to in the operation of its business. However, its limited resources may adversely affect its compliance efforts. There has been increased government regulation as governments including the federal government are continuing to focus on updating laws and regulations to address the ever-evolving digital world, including through laws and regulations aimed at privacy and data security, and it is possible that new laws will be passed, or existing laws will be amended in a way that is material and adverse to the Company’s business. As regulation increases, the Company anticipates an increase in its compliance costs and a higher risk of regulatory fines or sanctions, which may be material.

The Company’s title agencies are also subject to state laws that may require licensure and prohibit, limit, or require approval to engage in certain conduct. For example, several states have implemented laws and regulations aimed at prohibiting kickbacks and other inducements associated with referrals to or from title insurance agents or corporations. In some instances, these requirements are more extensive than RESPA.

Other Laws

The Company is also subject to various other laws, including employment laws related to hiring practices, overtime, and termination of team members, health and safety laws, environmental laws and other federal, state and local laws in the jurisdictions in which it operates.

As states and possibly the federal government start to enact laws and regulations relating to AI, we will be subject to additional regulations.

BeelineEquity

Fractional home equity sales, often structured as co-ownership or investment platforms, are primarily governed by U.S. securities laws (Securities Act of 1933) if they involve passive investment income, requiring registration or exemptions like Regulation D or A+. Other regulations include state/local real estate laws, private deed restrictions, and zoning rules.

Key regulatory areas for fractional home equity sales include:

●	Securities regulation: Platforms selling shares in residential property often fall under SEC oversight because they constitute investment contracts.
●	Real estate and zoning laws: Local regulations may restrict the number of owners, and homeowner association covenants must be reviewed to ensure they permit fractional arrangements.
●	Financial regulations: While not traditional loans, these agreements must still adhere to transparency in how equity is valued and, in some cases, comply with consumer protection regulations related to home financing.

Seasonality

The consumer lending sector, particularly with regard to mortgage loan origination volumes, is shaped by broader economic factors such as interest rates, inflation, unemployment levels, home price trends, and consumer sentiment. Additionally, seasonality plays a key role in home purchasing, as home sales generally experience an uptick in the second and third quarters and see a decline in the first and fourth quarters of the calendar year. This seasonal pattern arises from homebuyers with children preferring to make purchases during the spring and summer months in order to move before the school year begins.

Refinancing mortgage loans are particularly influenced by current levels as well as expected trends in interest rates. Nevertheless, the traditional patterns of seasonality seen in the housing market were less pronounced than 2021 through 2023 largely due to rising interest rates and a tight housing supply. Although the Company continues to observe seasonal increases in purchase transactions during the spring and early summer periods and softer volumes in the winter months, the amplitude of these fluctuations remains influenced by prevailing rate volatility, home price levels, and local supply conditions.

Business Initiatives

The Company’s business initiatives include adding lending products to its current suite. This may include additional non-QM offerings, second lien offerings, VA and FHA offerings, etc.

Additionally, it anticipates expansion of its BeelineEquity product (described above).

The Company also plans to have direct seller approval with Fannie Mae and/or Freddie Mac in the second half of 2026. During this timeframe, the Company may also engage in a holistic hedging strategy to increase the revenue per file by selling loans on a mandatory basis to its investors.

To diversify revenue, the Company plans to offer SaaS products to the mortgage industry - the MagicBlocks and BlinkQC products referenced previously.

There may be time, resource or other constraints that impede the Company’s ability to execute on these initiatives which may delay them or prevent them from occurring.

Warehouse Line of Credit

In addition to traditional equity and debt financing, the Company uses three warehouse lines of credit to provide the capital for it to originate mortgage loans. Generally, warehouse lines of credit are used as interim, short-term financing which bears interest at a fixed margin over an industry index rate. The outstanding balance of the Company’s warehouse lines of credit will fluctuate based on its lending volume. The advances received under the warehouse lines of credit are based upon a percentage of the fair value or par value of the mortgage loans collateralizing the advance, depending upon the type of mortgage loan. Should the fair value of the pledged mortgage loans decline, the warehouse providers may require the Company to provide additional cash collateral or mortgage loans to maintain the required collateral level under the relevant warehouse line. The Company did not incur any significant issuance costs related to its warehouse lines of credit. Presently the Company’s three warehouse lines of credit have a total limit of $25 million. As loans are closed, the Company sells the note and mortgage and reduces the balance on its warehouse lines.

Employees

As of December 31, 2025, the Company has 84 employees. Certain of its employees serve in dual roles. Beeline also uses certain third parties who operate as independent contractors. Additionally, the Company leverages independent contractors in marketing and technology/development.

Item 1A. RISK FACTORS

Summary Risk Factors

Our business and an investment in our common stock are subject to numerous risks and uncertainties, including those highlighted in the “Item 1A - Risk Factors” section below. Some of these risks include:

Risks Related to the Company’s Business

●	The Company depends on third party partners and vendors to maintain and grow its business, the loss of some or all of these third parties may have a material adverse effect.
●	The Company depends on its ability to sell loans and mortgage service rights (“MSRs”) in the secondary market the impairment of which would materially harm its business.
●	A recession or economic downturn could halt or limit its ability to sell the Company’s loans and lend money to future borrowers.
●	Similarly, higher interest rates adversely affect the Company’s business. The current conflict with Iran may lead to higher interest rates due to inflationary pressures.
●	The Company is required to comply with many financial, legal, and regulatory laws and regulations, and any failure to comply could have a material adverse effect.
●	The Company faces intense competition that could materially and adversely affect it.
●	The Company’s loans to customers originated outside of GSE guidelines or other guidelines involve a high degree of business and financial risk.
●	The Company relies on highly-skilled personnel with knowledge of the mortgage industry, the loss of whom may negatively impact its business.
●	The Company is exposed to interest rate volatility, which could have a material adverse effect.
●	Material fraud could result in significant financial losses and reputational harm.
●	The Company markets its services through advertising via online sources, and it may need to incur substantial costs to drive future sales and may be unsuccessful in doing so.
●	TCPA regulations which went into effect in early 2025 will continue to impact the Company’s compliance costs and give rise to regulatory and legal risks.

Risks Related to Operations and Financial Results

●	If the United States experiences rising mortgage interest rates, it may continue to negatively impact the Company’s business and loan origination volumes.
●	The Company’s business is subject to underwriting limitations and the potential of mortgage defaults.
●	Failure to comply with underwriting guidelines of aggregators or GSEs could materially and adversely impact the Company’s business.
●	Changes in the GSEs’, the FHA’s or the VA’s requirements or guidelines could materially and adversely affect the Company’s business.

Risks Related to Debt and Warehouse Credit Lines

●	The Company relies on indebtedness to fund its operations and growth objectives, which subjects it to numerous risks arising from its incurring this indebtedness.
●	The Company relies on warehouse lines to fund the loans it originates and without these lines, it would be unable to originate loans as a correspondent lender to its investors who purchase its loans.

Risks Related to Products, Technology, and Intellectual Property

●	The Company’s business relies on technology infrastructure, which exposes it to cybersecurity and technology infrastructure risks.
●	If The Company is not able to protect the privacy, use, and security of customer information, it could sustain damages.
●	The Company heavily relies on third-party software to operate its business.
●	The Company faces risks with respect to its ability to protect its intellectual property rights.
●	The Company may become subject to disputes related to the intellectual property of third parties.

Regulatory Risks

●	The Company operates in a heavily regulated industry, and our business operations expose it to risks of noncompliance, including due to any future changes in the regulations applicable to it.
●	Future AI or technology characteristics and regulations could negatively impact our business.
●	The Company is subject to various telecommunications, data protection and privacy laws.
●	Federal and state laws regulate the Company’s strategic relationships which could result in harm to its business.
●	Cryptocurrencies are not heavily regulated yet – new regulation in this area could impact the investor that funds the BeelineEquity product, thereby making that product more difficult or impossible to provide to customers in the future.

Risks Relating to Our Common Stock

●	The market price of our shares of common stock and our ability to raise capital as and when needed are subject to fluctuation, including based on external forces and events which are beyond our control.
●	If we fail to maintain our listing on Nasdaq, investors’ ability to sell our common stock will be diminished.
●	Our failure to maintain effective disclosure controls and internal controls over financial reporting could have an adverse impact on us.
●	Outstanding derivative securities and any new derivative securities that may be issued could harm our existing stockholders.
●	If we raise capital in the future, it may dilute our existing stockholders’ ownership and/or have other adverse effects on us, our securities or our operations.
●	Common stock eligible for future sale may adversely affect the market.
●	A lack of securities or industry analyst coverage on our business or negative reports could negatively impact the market price and trading volume of our common stock.
●	We have never paid dividends, and we do not expect to pay dividends for the foreseeable future.

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

Financial Risks

Because there is substantial doubt as to the Company’s ability to continue as a going concern, we may not be successful and our ability to continue our operations is in doubt unless we can access sufficient working capital within the timeframe needed.

The Company has limited capital and substantial accumulated deficit as of the date of this Report. We do not have sufficient working capital and cash flows for continued operations for at least the next 12 months, which raises a risk of our potential inability to continue as a going concern. Our continued existence is dependent upon our obtaining the necessary capital to meet our expenditures, and we can provide no assurance that we will be able to raise adequate capital to meet our future working capital needs. As of December 31, 2025, we had working capital of approximately $3.0 million, which management believes is enough working capital for the 12-months ending March 31, 2027.

We have significant goodwill and intangible assets included in our consolidated balance sheet, which may result in an impairment of their carrying values and the future recognition of substantial non-cash losses. The announcement of any such non-cash charges may cause our common stock price to fall.

As of December 31, 2025, we had $33.3 million of goodwill and $4.8 million of intangible assets included in our consolidated balance sheets. Goodwill and intangible assets must be evaluated for impairment annually or more frequently if events indicate it is warranted. If the carrying value of any of these intangible assets (which includes goodwill) exceeds their estimated fair value, we would recognize a non-cash impairment loss on in an amount equal to the excess, not to exceed the amount of the particular intangible asset. If there is an indication of impairment on our intangible assets, management would prepare an estimate of future cash flows (undiscounted and without interest charges) expected to result from the use of the asset and its eventual disposition. If these estimated cash flows are less than the carrying amount of the asset, a non-cash impairment loss would be recognized to write down the intangible asset to its estimated fair value.

Events and conditions that could result in impairment in the value of our goodwill and intangible assets include, but are not limited to, significant negative industry or economic trends, continuing large losses during the remainder of 2026 or thereafter, significant decline in our common stock price for a sustained period of time, or a significant decline in market capitalization relative to net book value. Our financial results and ability to raise capital could be negatively impacted should future impairments of our goodwill and/or intangible assets occur.

Because we have a history of operating losses, if we fail to generate operating cash flow, you may lose all or most of your investment.

We have a history of continued operating losses, and we may not become profitable in future periods. We expect to incur losses and experience negative cash flows from operations for most of 2026. If we cannot achieve positive cash flow from operations or net income, we will need to raise additional capital, which we may not be able to do on favorable terms, if at all. Our ongoing losses raise substantial uncertainty about its future profitability and success.

Risks Related to the Mortgage Lending Business

Because the Company depends on third party partners and vendors to maintain and grow its business, the loss of some or all of these third parties may have a material adverse effect on its results of operations.

To grow its customer base and business the Company relies on relationships with third-party partnerships and other commercial vendors, including services to help it close and buy its loans. The Company also requires the use of such third-party partnerships and vendors to engage and attract customers and originate mortgages. If the Company is unable to grow its third-party partners and relationships with vendors, it may be unable to grow its business. Further, if the Company’s current third-party partnerships and vendors were to stop providing services to it on acceptable terms or at all, or if its commercial partners were to terminate their relationships with it, the Company may be unable to procure alternatives in a timely and efficient manner and on acceptable terms, or at all. The Company may incur significant costs to resolve any such disruptions in services or the loss of commercial partnerships, and this could materially and adversely affect its business, financial condition, and results of operations. Further, any loss of third-party partnerships and vendors may decrease the Company’s customer base or inhibit its ability to gain new customers and disrupt its existing business operations. The Company’s third-party partners and vendors may also choose to cease doing business with it and instead do business with its competitors.

The Company is also subject to regulatory risks associated with all of the above relationships, including changes in law or interpretations of law that could result in increased scrutiny of these relationships, require restructuring of these relationships, and/or diminish the value of these relationships.

If the Company loses the services of the vendors that provide it with loan origination or customer relationship management software, its short-term results of operations will be materially and adversely affected.

The Company licenses loan origination software and customer relationship management software from privately-held third-parties. If those parties were to cease providing platform services to the Company, it would be required to obtain software from another party, which could be on more expensive terms. Further, the integration of another loan origination software product would entail technical challenges and expenses and generally be disruptive to operations. If the Company was cut off without notice, such disruption could also negatively impact borrowers with loans at various points of the process. This could lead to liability for the Company if borrowers end up with financial loss. As a result, our short-term results of operations would be materially and adversely affected.

Because the Company depends on its ability to sell loans and MSRs in the secondary market to a limited number of loan purchasers and to secondary market participants for each relevant product, its ability to originate loans and offer related mortgage service rights would be materially and adversely affected, if its ability to sell loans and mortgage service rights became impaired.

The Company’s business depends on its ability to sell its loan production to third party investors. Its ability to sell and the prices it receives for its loans vary from time-to-time and may be materially adversely affected by several factors, including, without limitation: (i) an increase in the number of similar loans available for sale; (ii) conditions in the loan securitization market or in the secondary market for loans in general or for its loans in particular, which could make its loans less desirable to potential purchasers; (iii) defaults under loans in general; (iv) loan-level pricing adjustments imposed by investors and Fannie Mae and Freddie Mac (together, the “GSEs”), including adjustments for the purchase of loans in forbearance or refinancing loans; (v) the types and volume of loans being originated or sold by the Company; (vi) the level and volatility of interest rates; and (vii) unease in the banking industry caused by, among other things, recent bank failures. An inability to sell or a decrease in the prices paid to the Company upon sale of its loans and MSRs would be detrimental to its business, as it is dependent on the cash generated from such sales to fund its future loan production and repay borrowings under its warehouse lines of credit. If the Company lacks liquidity to continue to fund future loans, its revenues from new loan originations would be materially and adversely affected, which in turn would materially and adversely affect its potential to achieve profitability.

Substantially all of the Company’s loan production and related MSRs are sold to a limited number of purchasers in the secondary market. If any of those buyers decide to not purchase loans from the Company going forward, it would have a materially adverse impact on its operations and ability to originate new loans and generate revenue.

Because the Company relies on the secondary mortgage market for loan sales, an economic downturn or other adverse market trends or developments could halt or limit its ability to sell its loans and lend money to future borrowers.

The Company’s business operations depend on selling loans to a limited pool of purchasers in the secondary mortgage market, including secondary mortgage market participants and investors. Its business model requires it to sell its loans on the secondary mortgage market to replenish its lending funding and to help shift lending risks.

Demand in the secondary market for home loans and the Company’s ability to sell the loans that it produces depend on many factors that are beyond its control, including general economic conditions and the threat of a recession, prevailing interest rates, a major war affecting the United States, the willingness of lenders to provide funding for and purchase home loans, the risk of another pandemic like COVID-19, and changes in regulatory requirements. The current conflict with Iran is causing sharp rises in the cost of oil and gas as well as other commodities. If it continues or if the consequences of the bombing lead to higher costs and inflation, interest rates may rise. The Company’s inability to make new loans and sell the loans that it produces in the secondary market in a timely manner and on favorable terms would materially and adversely affect its business. In particular, market fluctuations may alter the types of loans and other products that it is able to originate and sell. For example, higher mortgage rates following the U.S. Federal Reserve’s rate hikes to combat inflation had an adverse impact on demand for new mortgage originations because existing homebuyers are hesitant to move or give up their current low interest rate loan if a new mortgage is needed. The higher cost of home ownership adversely impacts move-up, new homebuyers and refinancings, which trend adversely affects and may continue to adversely affect our business. In addition, it is unclear how recent governmental actions or the threats of certain actions, such as tariffs, reductions of governmental employees and spending, tax reform, and actions taken to address the debt ceiling and deficit, will impact the U.S. economy and the residential real estate market. Any uncertainty or deterioration in market conditions that leads to a decrease in loan originations would likely have an adverse effect on our operating results and financial condition. Lower loan origination volumes in the industry also generally place downward pressure on margins, thus compounding the effect of the deteriorating market conditions. If it is not possible or economical for the Company to continue originating and selling its loans in the secondary mortgage market, its business, financial condition, and results of operations, could be materially and adversely affected. Further, volatility from changes in prevailing interest rates can adversely affect the value of our MSR portfolio and servicing revenue and changes in the value, or inaccuracies in the estimates of their value, could adversely affect our financial condition and liquidity.

Because we are required to comply with many financial, legal, and regulatory laws and regulations, its failure to comply with all of the applicable laws and regulations could result in large fines, suspensions of its licenses to make loans in one or more states and could otherwise have a material adverse effect on the Company.

The Company’s business operations require it to comply with numerous state and federal laws and regulations applicable to the mortgage loan industry. See “Business-Government Regulations” in this Report for a description of certain of the laws and regulations to which the Company and its operations are subject. While we currently have compliance and risk management policies for maintaining compliance with such laws and regulations, we cannot assure you that such policies are perfect or will guarantee full compliance. Any failure in our current compliance and risk management policies may subject us to regulatory or legal proceedings and financial penalties, which may negatively impact us and our financial condition and results of operations and divert our management’s attention from its business. Further, the legal and regulatory scheme is always subject to change, and we may be unable to timely comply with new laws and regulations applicable to our business.

We face intense competition that could materially and adversely affect it if it cannot adequately address competitive challenges.

Competition in the mortgage lending industry is intense and is dominated by major national and regional banks as well as local banks and large non-depository lending institutions. In addition, the mortgage and other consumer lending business is highly fragmented and dominated by legacy players. Some of the Company’s competitors have better name recognition and greater financial and other resources than it does (including access to capital). Other competitors, such as correspondent lenders who produce loans using their own funds, may have more operational flexibility in approving loans. Commercial banks and savings institutions may also have significantly greater access to potential customers, given their deposit-taking and other banking functions and locations near potential borrowers.

Also, some of these competitors are less reliant than we are on the sale of mortgage loans into the secondary markets to maintain their liquidity and may be able to participate in government programs that the Company is unable to participate, all of which may place us at a competitive disadvantage. Additionally, the Company operates at a competitive disadvantage when compared to U.S. federal banks and thrifts because, such other industry participants enjoy federal preemption from compliance with state law and, as a result, conduct their business under relatively uniform U.S. federal rules and standards and are generally not subject to the mortgage-related laws of the states in which they do business. Unlike its federally chartered competitors, the Company is generally subject to all state and local laws applicable to lenders in each jurisdiction in which it operates, and such regulatory changes may increase its costs or limit its activities, such as more restrictive licensing, disclosure, or fee-related laws, or laws that may impose conditions to licensing that it or its personnel are unable to meet. To compete effectively, the Company must have a very high level of operational, technological, and managerial expertise, as well as access to capital at a competitive cost.

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

Loans originated outside of Fannie Mae or Freddie Mac guidelines, or the guidelines of the Federal Housing Authority (“FHA”) or Veterans Administration (“VA”) (“non-conforming loans”), are sold to private investors and other entities. Approximately 73% of the Company’s loans in 2025 were non-QM loans. If the Company is unable to sell such loans to private investors, it may be required to hold such loans for an extended period, which exacerbates working capital needs. For these loans, a customer’s ability to repay may be adversely impacted by numerous factors, including a healthcare event of the borrower, a change in the borrower’s financial condition, or other negative local or more general economic conditions. Deterioration in a customer’s financial condition and prospects may be accompanied by deterioration in the value of the collateral. These risks will increase in prevalence and impact if general economic conditions deteriorate in the U.S., such as due to a recession.

In addition, some loans that the Company produces that it believes will be conforming loans may not meet Fannie Mae or Freddie Mac guidelines, or the guidelines of the FHA or VA, in which case it would be subject to a high degree of business and financial risk.

Because we rely on highly-skilled personnel with knowledge of the mortgage industry, the loss of key personnel may negatively impact the Company.

Our future success depends on its ability to attract, hire, train, and retain a number of highly skilled employees and management that have knowledge of the mortgage industry. The loss of the services of our Chief Executive Officer, Nicholas Liuzza, Jr., our Chief Operating Officer, Jessica Kennedy, Esq., or other key employees could cause substantial disruption to our business operations, which would adversely affect its business. Competition for qualified employees in the mortgage industry remains high, and we may fail to attract or retain the employees necessary to execute its business model successfully. Further, as a smaller company with a limited operating history, we rely on a smaller workforce, particularly in its accounting, legal, and compliance departments, which places us at a disadvantage in attracting and retaining experienced talent.

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

We use automated underwriting engines from the GSEs to assist us in determining if a loan applicant is creditworthy, as well as other proprietary and third-party tools and safeguards to detect and prevent fraud. We are unable, however, to prevent every instance of fraud that may be engaged in by our customers or staff, and any seller, real estate broker, notary, settlement agent, appraiser, title agent or third-party originator that misrepresents facts about a loan, including the information contained in the loan application, property valuation, title information and employment and income stated on the loan application. If any of this information was misrepresented and such misrepresentation was not detected prior to the acquisition or closing of the loan, the value of the loan could be significantly lower than expected, resulting in a loan being approved in circumstances where it would not have been, had the Company been provided with accurate data. These loans can materially and adversely affect our operations by reducing our available capital to underwrite new loans. A loan subject to a material misrepresentation is typically unsalable or subject to repurchase if it is sold before detection of the misrepresentation. In addition, the persons and entities making a misrepresentation are often difficult to locate and it is often difficult to collect from them any monetary losses we may suffer.

High profile fraudulent activity also could negatively impact our brand and reputation, which could materially and adversely affect our business. In addition, significant increases in fraudulent activity could lead to regulatory intervention, which could increase its costs and also materially and adversely affect our business.

We market our services through advertising on search engines, social media platforms, and other online sources, and if we fail to drive traffic through our marketing, we may have to spend more to drive traffic and improve our search results, any of which could materially and adversely affect our business operations.

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

Currently a substantial majority of our advertising is spent with Google. If Google were to materially increase its prices, we may be unable to replace Google and sustain materially increased costs. We face several challenges to our ability to maintain and increase the number of visitors directed to our website. Our competitors may increase their online marketing efforts and outbid us for placement for search terms on various search engines, resulting in their websites receiving a higher search result page ranking than us. Additionally, internet search engines could revise their methodologies in a way that would adversely affect the prominence of our search results rankings. If our relationships with internet search engines such as Google deteriorate or are terminated, if the internet search engines modify their search algorithms in ways that are detrimental to us, or if our competitors’ marketing or promotional efforts are more successful than ours, overall growth in our customer base could slow or our customer base could decline, which would have a material adverse effect on our business. As disclosed above, in 2025 Google advertising accounted for approximately 49.5% of total leads and LendingTree accounted for approximately 8.4% of total leads, and the concentration of a majority our leads from just two providers presents the potential to amplify this risk.

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

Regulatory changes may also require search engines, social media platforms and other online sources to adjust their outreach techniques and algorithms, which may negatively impact the effectiveness of these platforms. For instance, in 2019, the U.S. Department of Justice entered into a settlement agreement with Meta that required Meta to replace the software used in Facebook for housing ads, as a result of claims that the software allowed advertisers to discriminate based on protected characteristics such as race, national origin, religion, sex, family status and disability. As a result, platforms using similar software found it necessary to replace their advertising systems.

TCPA regulations including those which took effect in 2025 will continue to impact our compliance costs and subject us to new regulatory and legal risks for noncompliance

Effective January 2025, the FCC’s new rule under the TCPA requires explicit, one-to-one consent for any form of communication involving messaging or calling between a business and consumer. In April 2025, the FCC imposed additional text and call opt-out rules, requiring companies who utilize robocalls and robotexts to broaden the standard terms consumers can use to revoke consent and treat natural language revocation requests beyond the standard opt-out terms as valid opt-out requests. Further, all reasonable opt-out requests must now be complied with within a reasonable time frame, which is generally considered as 10 business days. Both of these rules and any further rules that be adopted in the future but he FCC or other applicable regulators may require us to modify our consent and opt-out processes and policies relating to outreach to consumers for marketing, sales, and customer service. The failure to comply with the TCPA and related rules adopted thereunder could result in fines between $500 to $1,500 per violation. If we fail to comply with the rules, it may be subject to legal and regulatory fines, which may negatively impact its financial condition and results of operations.

If the United States again experiences rising mortgage interest rates, it could negatively impact the Company’s business and loan origination volumes, and result in a material adverse effect on our operating results and our financial condition.

Following 2025 cuts in interest rates by the Federal Reserve, mortgage rates are lower as of mid-February 2026 compared to their 2023 peak. But the 30-year mortgage rates are more than double where they were in 2021 with the impact from COVID-19.

Until the recent conflict with Iran, predictions were that the Federal Reserve may cut interest rates between one to three times in 2026. As of March 23, 2026, there were predictions that the Federal Reserve will increase rates to combat the spike in inflation. As a result of this current conflict, we cannot assure you that we will return to pre-2021 loan origination volumes. An increase in interest rates may cause a reduction in demand for our offerings and/or increased delinquency default and foreclosure, which may adversely affect our business by increasing our expenses and reducing the number of mortgage service fees that are collected. Furthermore, interest rates depend on action taken by the Federal Reserve, which in turn depends on the current state of inflation and the U.S. economy as well as politics. The impositions of tariffs by the U.S. and any retaliatory actions by foreign countries could contribute to higher inflation and reduced economic activity for a prolonged period of time, thereby delaying any rate reductions or potentially resulting in rate increases in the future, as well as reduced demand for mortgages. Further, to the extent the U.S. federal government issues refunds on previously paid tariffs that were struck down by the U.S. Supreme Court in February 2026, the payment of such refunds could further contribute to inflationary pressures. If mortgage interest rates rise, fewer individuals may pursue home ownership or refinance, and the decreased profitability and loan originations will negatively impact the Company’s business operations, operating results and financial condition.

In addition, higher interest rates come with an increased probability for an economic downturn or recession by making it more difficult for businesses to borrow money and individuals to maintain employment. Contributing further to an increased probability for a recession or economic downturn in the U.S. in the near term are recent and threatened tariffs and uncertainty surrounding such actions, trade wars, geopolitical conflicts, increased unemployment including due to widescale layoffs and staff reductions in the federal government, and volatility and declines in the stock market, any or all of which could cause the U.S. economy to experience a significant decline including a reduction in consumer sentiment and spending. Future economic downturns and recessions may negatively impact the real estate market and the demand for our services, which in turn would have a material adverse effect on its business and operating results. Because of the high purchase prices for homes relative to other items that may be purchased in the market, the real estate market tends to be particularly hard hit during economic downturns or recessions, and we cannot predict the impact such an event could have on us or the industry in the future.

If the United States continues to experience uncertainty with respect to the sales of existing homes and consumer sentiment, such events may continue to negatively impact Beeline’s business and loan origination volumes.

Presently the high prices for real estate and other items have resulted in affordability being an important consumer issue, which can hinder purchases and refinancings. Home sales fell 8.4% in January 2026. Whether this is a trend is uncertain. In 2025, the rate of sales of existing homes in the United States slowed and prices declined relative to prior periods in spite of increased volume in December 2025. The effect of the decreased volume and growth of existing home sales operates to reduce loan volume, margins, revenue, and profitability in the mortgage origination industry, including in our business which in 2025 saw 30% of its mortgage loan closings come from home sales. Further, in 2025 consumer sentiment experienced gradual declines as increased uncertainty and concern surrounding affordability, interest rates, tariffs and geopolitical turmoil and the threat of a recession influence consumers’ behavior and opinions concerning the economy, capital markets and spending habits. These factors have the potential to have a material adverse effect on the mortgage lending market generally, and our operations and financial results specifically.

If an adverse trend in the sales of existing homes and/or consumer sentiment intensifies, our loan originations could fall which will negatively impact Beeline’s business operations, operating results and financial condition.

The Company’s business is subject to underwriting limitations and the potential of mortgage defaults.

A majority of the Company’s loan originations have been Non-QM loans. Non-QM loans are not underwritten in accordance with guidelines defined by the GSEs, as well as additional requirements in some cases, designed to predict a borrower’s ability and willingness to repay. Non-QM loans typically involve persons who do not derive their income from traditional employment. The Company’s Non-QM loans are primarily DSCR loans, where the income calculation is derived from the rental income on the subject property. Accordingly, there may be more risk of non-payment, especially if the real estate rental market collapses and rents decrease or rental vacancies increase. The QM loans the Company originates are subject to underwriting requirements set by the GSEs and aggregators who purchase QM loans. There could be default risk on these loans, which for example would increase if there are macroeconomic or geopolitical conditions that cause unemployment to increase or home values to decrease.

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

Risks Related to Warehouse Credit Lines

Because we rely on indebtedness to fund our mortgage operations and growth objectives, its future results of operations and financial condition are subject to numerous risks arising from its incurring this indebtedness.

We engage in warehouse borrowing to provide the capital to originate loans. Warehouse lending is essentially a line of credit issued by a lender that permits us to borrow funds on a short-term basis. We use the warehouse loans to originate loans which we resell on the secondary market and then use the proceeds of the sale to reduce the line of credit as well as provide working capital.

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

Risks Related to Mortgage Lending Products, Technology, and Intellectual Property

The Company’s mortgage lending business relies on technology infrastructure, which exposes us to cybersecurity and technology infrastructure risks.

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

Any prolonged service disruption affecting our platform could damage the Company’s reputation with current and potential customers, expose it to liability, cause it to lose customers, or otherwise materially and adversely affect its business, financial condition, and results of operations. In the event of damage or interruption, the Company’s insurance policies may not adequately compensate it for any losses, although the Company does have coverage under a cyber liability insurance policy. It may not cover all business losses or costs of reporting to consumers and/or state regulatory bodies.

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

If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in customer dissatisfaction and damage to our reputation and brand, and materially and adversely affect our business, financial condition, and results of operations. We do not carry business interruption insurance sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures and similar events. The Company carries $3 million in coverage of direct business interruption coverage and contingent business interruption coverage under its cyber liability policy.

If the Company is not able to protect the privacy, use, and security of customer information, it could sustain damages that may have a material adverse effect on its business, financial condition and results of operations.

The Company receives, maintains and stores the PI of its loan applicants, customers and staff. On the customer side, the Company captures and stores thousands of data points per customer during the loan transaction process. The storage, sharing, use, disclosure, processing and protection of this information are governed by the privacy and data security policies maintained by the Company. Moreover, there are federal and state laws regarding privacy and the storage, sharing, use, disclosure, processing and protection of PI, personally identifiable information, and user data. Specifically, PI and NPI are increasingly subject to legislation and regulations in numerous jurisdictions. For example, federal law, including the GLBA, the GLBA Safeguards Rule, and the FCRA, among other laws, set forth privacy and data security requirements for NPI and consumer report information. At the state level, state privacy laws, such as the CCPA, provide data privacy rights for consumers and operational requirements for the Company. The CCPA also includes a statutory damages framework for violations of the CCPA and a private right of action against businesses that fail to implement and maintain reasonable security procedures and practices appropriate to the nature of the information to prevent data breaches.

We, either directly or through our customers, collaborators or end-users of our products, are or may become subject to a variety of laws and regulations regarding privacy, data protection, and data security. These laws and regulations are continuously evolving and developing. The scope and interpretation of the laws that are or may be applicable to us are often uncertain and may be conflicting, particularly with respect to foreign laws. The application of these laws and regulations can arise from our e-commerce platform, social media activities, technology and applications, relationships with third parties and their operations, or from other activities we undertake now or that we may undertake in the future. Data privacy and protection regulations are frequently broad in terms of scope of the information protected, activities affected, and geographic reach.

In the United States, federal, state, and local governments have enacted numerous data privacy and security laws, including data breach notification laws, personal data privacy laws, consumer protection laws and other similar laws. Certain U.S. states have enacted comprehensive consumer privacy laws that impose significant and costly obligations on covered business, including providing specific disclosures in privacy notices and affording residents with certain rights concerning their personal data. As applicable, such rights may include the right to access, correct or delete certain personal data, and to opt-out of certain data processing activities, such as targeted advertising, profiling and automated decision-making. The exercise of these rights may impact our business and ability to effectively provide our products and services.

Moreover, specific states also impose more stringent requirements for processing certain personal data, including sensitive information, such as conducting data privacy impact assessments. These state laws allow for statutory fines for noncompliance. For example, the California Consumer Privacy Act of 2018 applies to personal data of consumers, business representatives and employees who are California residents, and requires businesses subject to the law to provide specific disclosures in privacy notices and respond to requests of such individuals to exercise certain privacy rights. In September 2025 (and effective January 1, 2026), California amended the CCPA to (i) regulate technologies that replace or substantially replace human decisions, (ii) require comprehensive risk assessment reports that address specific processing activities that present a significant risk to a consumer’s privacy, and (iii) clarify when a cyber security audit must be conducted. These updated regulations expand the scope and compliance obligations of the CCPA. The CCPA provides for fines of up to $2,500 per unintentional violation and up to $7,500 per intentional violation (as adjusted from time to time) and allows individuals affected by certain data breaches to recover statutory damages up to $750 per consumer per incident. The costs of compliance with, and other burdens imposed by, the CCPA and similar laws may limit the use and adoption of our products and services and/or require us to incur substantial compliance costs, which could have an adverse impact on our business.

As noted, in addition to the CCPA, the United States currently has a number of states that have data privacy laws in place, or data privacy laws set to soon take effect ranging from narrow to comprehensive in nature. During the 2025 legislative cycle, comprehensive privacy reform was not prevalent in state legislatures, but several states with existing privacy statutes expanded the scope of their privacy frameworks, including Colorado, Connecticut, Virginia, Utah, Texas, Oregon, Montana and Kentucky. This patchwork approach to privacy legislation could pose compliance and liability risks for companies that have multistate operations. Proposed and enacted bills in various states have similar rights in preexisting privacy legislation but differ in implementation and enforcement.

Outside of the United States, we also maintain an office in Australia. The Australia Privacy Act 1988 is the principal piece of Australian legislation protecting the handling of personal information about individuals, implementing 13 principles governing the collection, use, storage and disclosure of personal information. In late 2024, the Australian government adopted the Privacy and Other Legislation Amendment Act 2024 which, among other things, established a new statutory tort in Australia for serious invasions of privacy. Failure to comply with these regulations can result in significant civil penalties and damages.

We seek to comply with all applicable laws, policies, legal obligations, and industry codes of conduct relating to privacy, data security, and data protection. Our limited resources may adversely affect our compliance effort. Given that the scope, interpretation, and application of these laws and regulations are often uncertain and may be in conflict across jurisdictions, it is possible that these obligations may be interpreted and applied in a manner that is inconsistent from one jurisdiction to another and may conflict with other rules or our practices. Any failure or perceived failure by us, customers, or third-party vendors or end-users involved with our products to comply with our privacy or security policies or privacy-related legal obligations, or any compromise of security that results in the unauthorized release or transfer of personal data, may result in governmental enforcement actions, litigation, or negative publicity, and could have an adverse effect on our operating results and financial condition.

Governments are continuing to focus on privacy and data security, and it is possible that new privacy or data security laws will be passed or existing laws will be amended in a way that is material to our business. Any significant change to applicable laws, regulations, or industry practices regarding the personal data of our employees, agents or customers could require us to modify our practices and may limit our ability to expand or sustain our salesforce or bring our products to market. Changes to applicable laws and regulations in this area could subject us to additional regulation and oversight, any of which could significantly increase our operating costs and materially affect our operating results and financial condition. If we are unable to protect our customers’ PI, our business, financial condition, and results of operations could be materially and adversely affected.

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

The success and growth of our business, results of operations and financial condition will depend upon our continued ability to adapt to and implement technological changes to meet our business needs and the changing demands of the market and our customers.

The markets in which we operate are characterized by rapid technological advancement and innovation, with the continuous introduction of new technology-driven products and services to meet growing and changing client demands. We rely on our proprietary technology to deliver products and services to clients and to elevate our lending origination process.. We have invested in MagicBlocks, a technology partner and its AI chatbot, Bob, which facilitates our mortgage loan business by leverage AI to connect to customers 24/7. In addition, Beeline Labs, our subsidiary, is developing BlinkQC, a software product that Beeline Loans, another subsidiary, intends to use in its quality control processes. We plan to further develop BlinkQC to offer it to other mortgage lenders beginning in Q3 2026. Both of these technologies will continue to need further development and enhancements. If we fail to develop our technology, our business may be harmed.

Technology disruptions or failures, including a failure in our operational or security systems or infrastructure, or those of third parties with whom we do business, could disrupt our business, cause legal or reputational harm, and adversely impact our results of operations and financial condition.

Many of our services are dependent on the secure, efficient and uninterrupted operation of our technology infrastructure, including computer systems and related software applications, as well as those of certain third parties. Our website and computer/telecommunication networks must accommodate a high volume of traffic and deliver frequently updated, accurate and timely information. We may, in the future experience, service disruptions and failures caused by system or software failure, fire, power loss, telecommunications failures, human error or misconduct, external attacks (e.g., computer hackers, hacktivists, nation state-backed hackers), denial of service or information, and malicious or destructive code, and while our mitigation and recovery processes are designed to reduce the impact of these types of incidents, our contingency planning may not be sufficient for all situations. The implementation of technology changes and upgrades to maintain current and integrate new technology systems may also cause service interruptions. Any such disruptions could materially interrupt or delay our ability to provide services to our clients and loan applicants and could also impair the ability of third parties to provide critical services to us.

If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business. Our business interruption insurance may not be sufficient to compensate us for all losses that may result from interruptions in our service as a result of system disruptions, failures and similar events.

If our operations are disrupted or otherwise negatively affected by a technology disruption or failure, this could result in material adverse impacts on our business. Our business interruption insurance may not be sufficient to compensate us for all losses that may result from interruptions in our service as a result of systems disruptions, failures and similar events.

If the Company is unable to protect its intellectual property rights, it may be unable to effectively compete with its competitors

The Company’s intellectual property, principally its trade secrets and licensed technology, is a key asset. The Company regards the protection of its intellectual property as critical to its success. The Company has taken steps to protect its intellectual property by entering into confidentiality agreements with its employees, third-party partners, and third-party vendors. These agreements may not be enforceable or may not effectively prevent disclosure of confidential information, including trade secrets, and may not provide an adequate remedy in the event of an unauthorized disclosure. Monitoring and protecting the Company’s intellectual property is difficult and may not be adequate. In addition, we cannot guarantee that we have entered into confidentiality agreements with all team members, partners, independent contractors or consultants that have or may have had access to our trade secrets and other proprietary information. Third parties may also independently develop products, services and technology similar to or duplicative of our products and services.

Costly and time-consuming litigation could be necessary to enforce and determine the scope of the Company’s intellectual property rights, and failure to obtain or maintain protection of its intellectual property rights could materially and adversely affect its business and financial results. In order to protect our intellectual property rights, we may be required to spend significant resources. Litigation brought to protect and enforce our intellectual property rights could be costly, time consuming and could result in the diversion of time and attention of our management team and could result in the impairment or loss of portions of our intellectual property. Furthermore, attempts to enforce our intellectual property rights against third parties could also provoke these third parties to assert their own intellectual property or other rights against us, or result in a holding that invalidates or narrows the scope of our rights, in whole or in part. Third-party misuse of our intellectual property in attempts to defraud our clients and others are often difficult to identify and costly to enforce against. Our failure to adequately address these third parties could result in material harm to our reputation. Our failure to secure, maintain, protect and enforce our intellectual property rights could adversely affect our brands and adversely impact our business.

Mortgage Regulatory Risks

The mortgage business is a heavily regulated industry, and its business operations expose it to risks of noncompliance with a large and increasing body of complex mortgage and lending laws and regulations at the federal and state levels.

Due to the heavily regulated nature of the mortgage, home ownership, real estate, and insurance industries, the Company is required to comply with a wide array of federal and state laws and regulations that regulate, among other things, the manner in which it conducts its loan production, the fees that it may charge, and the collection, use, retention, protection, disclosure, transfer and other processing of personal information. Governmental authorities and various U.S. federal and state agencies have broad oversight and supervisory authority over the Company’s mortgage lending business.

Both the scope of the laws and regulations and the intensity of the supervision to which the mortgage lending business is subject have increased over time. Failure to satisfy certain requirements or restrictions could result in a variety of regulatory actions such as fines, directives requiring certain steps to be taken, suspension of authority to operate or ultimately a revocation of authority or license. Certain types of regulatory actions could result in a breach of representations, warranties and covenants, and potentially cross-defaults in our financing arrangements which could limit or prohibit our access to liquidity to operate our business. In addition, while the federal government promulgates new rules or guidance, it also may interpret existing laws and regulations in novel ways and/or expand enforcement priorities at certain federal agencies, such as the FTC. It is therefore possible that new rulemakings, interpretations, or enforcement actions will materially and adversely affect its business, affiliates, and strategic relationships.

The Company expects that its mortgage lending business will remain subject to extensive regulation and supervision. Although it has systems and procedures designed to comply with developing legal and regulatory requirements, the Company cannot assure you that more restrictive laws and regulations will not be adopted in the future, or that governmental bodies or courts will not interpret existing laws or regulations in a different or more restrictive manner than it has, which could render its current business practices non-compliant or which could make compliance more difficult or expensive. Any of these or other changes in laws or regulations could materially and adversely affect the Company’s business, financial condition, and results of operations.

Future AI or technology characteristics and regulations could negatively impact the Company’s business and use of technology.

The Company’s business model and competitive edge require the use of AI and various technologies to process loans and service its customers. The regulatory landscape surrounding these technologies is currently a patchwork. Seven states’ legislation went into effect on January 1, 2026. However, in December 2025, Executive Order 14635, “Ensuring a National Policy Framework for Artificial Intelligence,” went into effect and proposes to pre-empt state laws to establish a “minimally burdensome national policy” with respect to AI technologies. Until there is a firmly established regulatory framework, it will be difficult to anticipate how the legislation of AI will affect us. It is possible that new federal or state legislation regarding AI may be adopted, which could negatively impact the Company’s business operations. Further, any new regulations regarding technology or AI that impact the Company’s business would increase its compliance costs and risks of regulatory proceedings against it. Should the Company be unable to comply with any applicable technology or AI regulations, its business operations, financial condition and results of operation will be adversely affected. In addition, the Company uses an AI product developed by MagicBlocks, a company in which it has a minority interest. If the Company is unable to use this AI product in the future, it may experience additional costs and business disruptions.

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

Further, if the content, analyses, or recommendations that the AI uses to assist the Company in processing loans and servicing customers are or are alleged to be deficient, inaccurate, or biased, it could be subject to reputational harm and legal liability, either of which could result in a diversion of management’s attention. The use of AI in the Company’s business may also result in cybersecurity incidents. Because the Company’s use of AI involves the collection of its customers’ personal information and data, it is possible that cybersecurity incidents or breaches of the AI it uses could result in the exposure of its customers’ personal information and data. Any such cybersecurity incident could adversely affect its business, create legal liability, result in operational downtime, result in reputational harm, and negatively impact the Company’s financial condition. State and federal legislation or regulations regarding AI which may be adopted or enforced in the future could negatively impact the Company’s business operations. Any new regulations or the occurrence of one or more of the risks and uncertainties described above regarding technology or AI that impact the Company’s business would increase its compliance costs and risks of regulatory proceedings against it, which could materially harm our operating results and financial condition. We are not certain and are unable to predict how present or future AI legislation will affect us.

Because the mortgage lending business is subject to various telecommunications, data protection and privacy laws and regulations, as well as various consumer protection laws, including predatory lending laws, its failure to comply with such laws can result in material adverse effects and financial losses.

The Company’s mortgage business is currently subject to a variety of, and may in the future become subject to additional U.S. federal, state, and local laws and regulations that are continuously evolving and developing, including laws on advertising, as well as privacy laws and regulations, such as the TCPA, the Telemarketing Sales Rule, the CAN-SPAM Act, the GLBA, and, at the state level, numerous state privacy laws such as the CCPA.

These types of laws and regulations directly impact the Company’s business and require ongoing compliance, monitoring and internal and external audits as they continue to evolve and may result in ever-increasing public and regulatory scrutiny and escalating levels of enforcement and sanctions. Subsequent changes to data protection and privacy laws and regulations could also impact how the Company processes personal information and, therefore, limit the effectiveness of its product offerings or its ability to operate or expand its business, including limiting strategic relationships that may involve the sharing of personal information.

The Company must also comply with a number of federal and state consumer protection laws and regulations including, among others, the TILA, RESPA, the Equal Credit Opportunity Act, the FCRA, the Fair and Accurate Credit Transactions Act of 2003, the Red Flags Rule, the Fair Housing Act, the EFTA, the Servicemembers Civil Relief Act, the Military Lending Act, the Fair Debt Collection Practices Act, the Homeowners Protection Act, the HMDA, the HOEPA, the SAFE Act, the Federal Trade Commission Act, the FTC Credit Practices Rules and the FTC Telemarketing Sales Rule, the Mortgage Acts and Practices Advertising Rule, the BSA and anti-money laundering requirements, the FCPA, the Electronic Signatures in Global and National Commerce Act and related state-specific versions of the Uniform Electronic Transactions Act, the Dodd-Frank Act Wall Street Reform and Consumer Protection Act (the “Dodd Frank Act”) and other U.S. federal and state laws prohibiting unfair, deceptive or abusive acts or practices as well as the Bankruptcy Code and state foreclosure laws. These statutes apply to loan production, loan servicing, marketing, use of credit reports or credit-based scores, safeguarding of nonpublic, personally identifiable information about its customers, foreclosure and claims handling, investment of and interest payments on escrow balances and escrow payment features, and mandate certain disclosures and notices to customers.

In particular, U.S. federal, state and local laws have been enacted that are designed to discourage predatory lending and servicing practices. The HOEPA prohibits inclusion of certain provisions in residential loans that have mortgage rates or origination fees in excess of prescribed levels and requires that borrowers be given certain disclosures prior to origination. Some states have enacted, or may enact, similar laws or regulations which, in some cases, impose restrictions and requirements greater than those imposed by the HOEPA. In addition, under the anti-predatory lending laws of some states, the production of certain residential loans, including loans that are not classified as “high cost” loans under applicable law, must satisfy a net tangible benefits test with respect to the related borrower. This test may be highly subjective and open to interpretation. As a result, a court may determine that a residential loan, for example, does not meet the test even if the related originator reasonably believed that the test was satisfied. Failure of residential loan originators or servicers to comply with these laws, to the extent any of their residential loans are or become part of its mortgage-related assets, could subject the Company, as an originator, to monetary penalties and could result in the borrowers rescinding the affected loans. Lawsuits have been brought in various states making claims against originators, servicers, assignees and purchasers of high-cost loans for violations of state law. Named defendants in these cases have included numerous participants within the secondary mortgage market. Due to its size and financial condition, the Company faces greater challenges in defending litigation. If the Company’s loans are found to have been produced in violation of predatory or abusive lending laws, it could be subject to lawsuits or governmental actions or it could be fined or incur losses and incur reputational damage.

The Company’s failure to comply with applicable U.S. federal and state lending, telecommunications, data protection, privacy and consumer protection laws could lead to:

●	loss of its licenses and approvals to engage in its lending, servicing and brokering businesses;
●	damage to its reputation in the industry;
●	governmental investigations and enforcement actions, which also could involve allegations that such compliance failures demonstrate weaknesses in the Company’s compliance systems;
●	administrative fines and penalties and litigation;
●	civil and criminal liability, including class action lawsuits and defenses to foreclosure;
●	diminished ability to sell loans that it originates or brokers, requirements to sell such loans at a discount compared to other loans or repurchase or address indemnification claims from purchasers of such loans, including the GSEs; and
●	inability to execute on its business strategy, including its growth plans.

Since the lending laws and regulations to which the Company is subject are constantly evolving, its compliance costs continue to increase.

As with any regulated business, the smaller the business, the more difficult it is to comply with applicable laws and regulations. Similarly, smaller companies like the Company are more adversely affect by compliance costs. Large competitors have substantially greater financial resources and revenue to be able pay for and absorb the compliance costs in contrast to the Company.

As federal and state laws evolve, it may be more difficult for the Company to identify legal and regulatory developments comprehensively, to interpret changes accurately, and to train its team members effectively with respect to these laws and regulations. Adding to these difficulties, laws may conflict with each other and, if the Company complies with the laws of one jurisdiction, it may find that it is violating the laws of another jurisdiction. These difficulties potentially increase its exposure to the risks of noncompliance with these laws and regulations, which could materially and adversely affect the Company’s business. In addition, the Company’s failure to comply with these laws and regulations may result in reduced payments by customers, modification of the original terms of loans, permanent forgiveness of debt, delays or defenses in the foreclosure process, increased servicing advances, litigation, enforcement actions and repurchase and indemnification obligations, as well as potential allegations that such compliance failures demonstrate weaknesses in its compliance systems. A failure to adequately supervise the Company’s service providers and vendors, including outside foreclosure counsel, may also have a material adverse effect.

The laws and regulations applicable to the Company are subject to administrative or judicial interpretation, but some of these laws and regulations have been recently enacted and may not be interpreted yet or may be interpreted infrequently or inconsistently. Ambiguities in applicable laws and regulations may leave uncertainty with respect to permitted or restricted conduct and may make compliance with laws and risk assessment decisions with respect to compliance with laws difficult and uncertain. In addition, ambiguities make it difficult, in certain circumstances, to determine if, and how, compliance violations may be cured. The adoption by industry participants of different interpretations of these laws and regulations has added uncertainty and complexity to compliance. the Company may fail to comply with applicable statutes and regulations even if acting in good faith, due to a lack of clarity regarding the interpretation of such laws and regulations, which may lead to regulatory investigations, governmental enforcement actions or private causes of action with respect to the Company’s compliance.

To resolve issues raised in examinations or other governmental actions, the Company may be required to take various corrective actions, including changing certain business practices, making refunds or taking other actions that could be financially or competitively detrimental to its. In addition, certain legislative actions and judicial decisions could give rise to the initiation of lawsuits against it for activities it conducted in the past. Furthermore, provisions in the Company’s mortgage loan and other loan product documentation, including but not limited to the mortgage and promissory notes it uses in loan originations, could be construed as unenforceable by a court. the Company expects to incur continued costs in complying with applicable government laws and regulations.

If the Company fails to comply with laws and regulations regarding its use of telemarketing, including the TCPA, it could increase its operating costs and materially and adversely impact its business, financial condition and results of operations, and prospects.

In its mortgage lending business, the Company engages in outbound telephone and text communications with consumers and accordingly must comply with a number of laws and regulations that govern said communications and the use of automatic telephone dialing systems (“ATDS”), including the TCPA and Telemarketing Sales Rules. The FCC and the FTC have responsibility for regulating various aspects of these laws. Among other requirements, the TCPA requires the Company to obtain prior express written consent for certain telemarketing calls and to adhere to “do-not-call” registry requirements which, in part, mandate the Company maintain and regularly update lists of consumers who have chosen not to be called and restrict calls to consumers who are on the national do-not-call list. Many states have similar consumer protection laws regulating telemarketing. These laws limit the Company’s ability to communicate with consumers and reduce the effectiveness of its marketing programs. The TCPA does not distinguish between voice and data, and, as such, SMS/MMS messages are also “calls” for the purpose of TCPA obligations and restrictions.

For violations of the TCPA, the law provides for a private right of action under which a plaintiff may recover monetary damages of $500 for each call or text made in violation of the prohibitions on calls made using an “artificial or pre-recorded voice” or an ATDS. A court may treble the amount of damages upon a finding of a “willful or knowing” violation. There is no statutory cap on maximum aggregate exposure (although some courts have applied in TCPA class actions constitutional limits on excessive penalties). An action may be brought by the FCC, a state attorney general, an individual, or a class of individuals. If in the future the Company is found to have violated the TCPA, the amount of damages and potential liability could be extensive and materially and adversely impact the Company’s business, financial condition and results of operations. Accordingly, were such a class certified or if the Company is unable to successfully defend such a suit, then TCPA damages could materially and adversely affect its business, financial condition, results of operations, and prospects. Moreover, defense of any class action is expensive and may divert employees from their normal tasks.

If the Company is unable to comply with the TILA-RESPA Integrated Disclosure (the “TRID rules”), its business and operations could be materially and adversely affected.

The CFPB implemented loan disclosure requirements, to combine and amend certain TILA and RESPA disclosures. The TRID rules significantly changed consumer-facing disclosure rules and added certain waiting periods to allow consumers time to shop for and consider the loan terms after receiving the required disclosures. If the Company fails to comply with the TRID rules, including but not limited to disclosure timing requirements and the requirements related to disclosing fees within applicable tolerance thresholds, it may be unable to sell loans that it originates, it may be required to sell such loans at a discount compared to other loans, or it may be subject to repurchase or indemnification demands from purchasers or insurers/guarantors of such loans. Further, the right to rescind certain loans could be extended, the Company could be required to issue refunds to consumers, and it could be subject to regulatory action, penalties, or civil litigation.

Federal and state lending laws regulate the Company’s strategic relationships with third-party partnerships and vendors; a determination that it has failed to comply with such laws could require restructuring of the relationships, result in material financial liabilities, and expose the Company to regulatory enforcement and litigation risk, and/or diminish the value of these relationships.

The Company must comply with a number of federal and state lending laws including, among others, RESPA, TILA and HMDA. Because its business relies on strategic relationships with third parties and affiliates, it is particularly important that it comply with RESPA, which requires lenders to make certain disclosures to mortgage loan borrowers regarding their settlement costs and affiliate relationships with other settlement service providers, and prohibits kickbacks, referral fees, and unearned fees associated with settlement service business. RESPA-related risk arises, for example, to the extent that certain services provided by one of the Company’s affiliates or third-party partners are considered to be settlement services, consumers are not able to choose whether such services are provided by the affiliate or the Company, and consumers are deemed to pay a charge attributable to such services, or if loans are deemed not purchased in the secondary market at fair market value. Additionally, it is important that the Company comply with TILA and other applicable federal and state laws. Risks related to such laws arise, for example, if points and fees for a transaction exceed certain applicable thresholds, loan originator compensation requirements (including incentive compensation requirements) are not satisfied, and/or TRID or other required disclosures are determined to be noncompliant, and these laws are subject to interpretational complexities in the co-branded mortgage broker context. In addition, the Company’s lead generation and advertising activities and strategic relationships carry RESPA-related risk depending on certain factors, such as whether a third-party endorses or refers business to the Company, whether any payments between the parties constitute fair market value, and any potential direct or indirect benefit to its third-party partners in addition to benefits provided directly to consumers. Federal and state regulators or courts could adopt interpretations of laws and regulations-including with respect to RESPA and its governance over affiliated business arrangements, bona fide joint ventures and marketing services arrangements, TILA’s provisions applicable to transactions involving mortgage brokers, and other disclosure requirements-that could increase the regulatory risk and scrutiny of the Company’s affiliate and third-party strategic relationships, raise licensing/registration questions, require restructuring of these relationships (as well as suspend its operations in a given jurisdiction pending such restructuring), result in financial liabilities (including indemnification, repurchase demands or financial penalties), carry litigation risk (including, potentially, false claim-related risk), and/or diminish the value of these relationships.

If the Company fails to comply with employment and labor laws and regulations could materially and adversely affect its business, financial condition, and results of operations.

The Company is subject to a variety of federal and state employment and labor laws and regulations, including the Americans with Disabilities Act, the Federal Fair Labor Standards Act, and other laws related to working conditions, wage-hour pay, over-time pay, employee benefits, anti-discrimination, and termination of employment. Noncompliance with applicable laws or regulations could subject the Company to investigations, sanctions, enforcement actions, disgorgement of profits, fines, damages, civil and criminal penalties, or injunctions. An adverse outcome in any such litigation could require the Company to pay contractual damages, compensatory damages, punitive damages, attorneys’ fees and costs.

Claims, enforcement actions, or other proceedings could harm the Company’s reputation, business, financial condition and results of operations. The Company could be materially and adversely affected by any such litigation. In addition, responding to any action will likely result in a significant diversion of management’s attention and resources and an increase in professional fees.

Risks Relating to Our Common Stock

The market price of our shares of common stock has been volatile, which could result in substantial losses to investors.

The market price of shares of our common stock may fluctuate and has fluctuated significantly in response to factors, some of which are beyond our control, including:

●	the impact of interest rates on our business;
●	our liquidity and capital raising efforts;
●	the expansion of our business including through strategic transactions and initiatives;
●	our success in implementing our SaaS and BeelineEquity businesses;
●	our ability to increase our business and reduce expenses;
●	our ability to solve our liquidity issues;
●	our common stock remaining listed on Nasdaq;
●	expansion of our business;
●	the impact of interest rates on the Company’s business;
●	our ability to increase revenue and reduce expenses;
●	actual or anticipated variations in operating results;
●	additions or departures of key personnel including our executive officers;
●	the impact of the war in Ukraine and geopolitical conflicts in the Middle East and Latin America;
●	the actions taken by the Trump administration on the economy;
●	the possibility of a recession or market down-turn;
●	cybersecurity attacks or data privacy issues involving our products or operations;
●	announcements by us or our competitors of significant acquisitions, strategic partnerships, joint ventures, capital commitments, significant contracts, or other material developments that may affect our prospects;
●	the impact of AI on the economy and jobs;
●	adverse regulatory developments; or
●	general market conditions including factors unrelated to our operating performance

Recently, the US stock market has experienced extreme price and volume fluctuations due to, among other factors, concerns involving the social and economic impact of AI and the potentially inflated valuations of businesses with a focus on AI technologies, the unpredictability of actions of the Trump administration particularly with regard to trade wars and tariffs and attacks on the Federal Reserve, the Federal Reserve decisions on interest rates particularly in the short term, the impact of tariffs and trade wars and the outcome of the tariff litigation, supply chain shortages, recession fears, and geopolitical turmoil including the war in Ukraine, and conflicts in the Middle East and Latin America. These and other factors have contributed to extreme volatility in the stock market in 2025 and thus far in 2026. Continued market fluctuations could result in extreme market volatility in the price of our common stock which could cause a decline in the value of our common stock.

Although the stock market is at or near record highs, there are a number of underlying economic and geopolitical risks that could result in an adverse economic outlook that could affect our prospects. For example, while the Federal Reserve recently reduced interest rates in late 2025, there is the potential that combined with ongoing tariffs and uncertainties arising from certain litigation, the economy may face another inflationary spike. Further, there have been signs of declining consumer sentiment, continued concerns over affordability and the inability of consumers to purchase homes or apartments, reduced demand (including for real property), a deteriorating labor market and other factors that could result in a decline in the capital markets and the U.S. economy. Ultimately the economy may deteriorate into a recession with uncertain and potentially severe impacts upon the public capital markets and us. Among the potential consequences could be a substantial decline in stock prices including ours, a reduction in demand for securities of public companies (which may be more prevalent for smaller companies such as us) and more difficulty for us to raise capital we need and accessing capital on favorable terms or at all as a result. These and related consequences could also impact our vendors which could have negative impacts on us and our operations. We cannot predict how this will affect our business, but the impact may be material and adverse.

A failure to maintain our Nasdaq listing could negatively impact our future capital-raising abilities.

In 2024, the Company failed to comply with two applicable Nasdaq Listing Rules and received non-compliance letters. One letter was financial in nature. The Company was notified that Nasdaq is continuing to monitor its compliance with Nasdaq Listing Rule 5550(b)(1), which requires a listed company to maintain stockholders’ equity of at least $2.5 million (the “Stockholders’ Equity Rule”). While the Company believes it has regained compliance with the Stockholders Equity Rule as the result of its merger with Old Beeline, there can be no assurances that we will not violate such rule again in the future. The second deficiency relates to the minimum bid price being below $1.00. While we effected a reverse stock split at a ratio of 1-for-10 to increase our stock price in March 2025, there are no assurances that this reverse split and other events will allow us to maintain the minimum bid price required to comply with Nasdaq’s rules. In addition, Nasdaq rules precludes listed issuers that have already effected a reverse split within the prior one-year period from receiving a grace period for bid price deficiencies. Additionally, this Nasdaq rule also provides that a reverse split cannot be used to cure a bid price deficiency if there have been two or more reverse splits within a two-year period and the combined ratios of such reverse splits are 250:1 or greater. These rules make it difficult to cure a bid price deficiency if the timing and circumstances are such that we cannot obtain a grace period or otherwise take the necessary actions and obtain the required approvals to effect a reverse split before a bid price deficiency occurs. If the Company’s common stock is delisted it would negatively impact the Company’s ability to raise capital and negatively impact our stockholders’ ability to trade their common stock.

The sale or issuance of our common stock under our equity line of credit or at-the-market offering facility and other financing transactions we may undertake will create dilution to our other stockholders and could cause the price of our common stock to fall, and such transactions may not be effective in raising sufficient capital as and when needed.

Pursuant to the ELOC Agreement, as amended, we may sell up to an additional $12.5 million of our common stock to the purchaser thereunder. In addition, pursuant to our ATM Agreement, we may sell up to an additional $15.0 million of our common stock. The shares of common stock that may be sold by us at our discretion from time-to-time, subject to certain terms and conditions. The purchase price for the shares that we may sell under these financing arrangements will fluctuate based on the price of our common stock. Further, sales made under the ELOC Agreement will be at a discount to the market prices of the common stock. Depending on market liquidity at the time, sales of such shares may cause the trading price of our common stock to fall. Additionally, the amount that we may sell under these arrangements will be limited to the daily trading dollar volume on the day of, or day before, the applicable put of shares of common stock, as well as certain other limitations set forth in the applicable agreement. These limitations will limit our ability to raise capital under these arrangements, and may significantly delay the amount of time it takes us to raise capital thereunder, which could prove harmful to us and our ability to meet our working capital and operational needs through use of these financing arrangements.

Sales by us under the ELOC Agreement and ATM Agreement and other financing we may undertake could result in substantial dilution to the interests of other holders of our common stock. Additionally, the sale of a substantial number of shares of our common stock, or the anticipation of such sales, could make it more difficult for us to sell equity or equity-related securities in the future at a time and at a price that we might otherwise wish to effect sales.

If obtaining sufficient funding from these offerings were to prove unavailable or prohibitively dilutive, we will need to secure another source of funding in order to satisfy our working capital needs. Even if we sell the maximum amount available under the ELOC Agreement and ATM Agreement, we may still need additional capital to fully implement our business, operating and development plans. Should the financing we require to sustain our working capital needs be unavailable or prohibitively expensive when we require it or expose us to substantial restrictive covenants or limitations, the consequences could be a material adverse effect on our business, operating results, financial condition and prospects.

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

It is not possible to predict the number of shares we will sell nor the prices at which we will sell the shares in such transactions, the amount of proceeds we will raise and the timing thereof including whether they will be sufficient for our working capital needs and business plans (including the timely payment of our debt obligations), nor the consequences (including dilution to existing stockholders) which may result therefrom.

We are incurring significant additional costs as a result of being a public company, and our management will be required to devote substantial time to compliance with our public company responsibilities and corporate governance practices.

As a public company, we are incurring increased costs associated with corporate governance requirements, including rules and regulations of the SEC under the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Customer Protection Act of 2010, and the Securities Exchange Act of 1934 (the “Exchange Act”), as well as Nasdaq rules. These rules and regulations are expected to significantly increase our accounting, legal and financial compliance costs and make some activities more time consuming, including due to increased training of our current employees, additional hiring of new employees, and increased assistance from consultants. The SEC’s cybersecurity rules increased our compliance costs. These rules and regulations also make it more expensive for us to maintain directors’ and officers’ liability insurance. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our Board, or as executive officers. Furthermore, these rules and regulations increase our legal and financial compliance costs and will make some activities more time-consuming and costly. We cannot predict or estimate the amount of additional costs we will incur by virtue of being a public company or the timing of such costs in the future. In addition, our management team is required to devote substantial attention to interacting with the investment community and complying with the increasingly complex laws pertaining to public companies, which may divert attention away from the day-to-day management of our business, including operational, sales and marketing activities. Increases in costs incurred or diversion of management’s attention as a result of our being a publicly traded company may adversely affect our business, prospects, financial condition, results of operations, and cash flows.

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

Because we must raise capital principally through the sale of equity including securities convertible into common stock, if we are successful our existing stockholders’ percentage ownership will decrease, and these stockholders may experience substantial dilution. Additionally, the issuance of additional shares of common stock or other securities could result in a decline in our stock price. Further, if we are required to raise additional funds by issuing debt instruments, these debt instruments could impose significant restrictions on our operations, including liens on our assets and negative covenants prohibiting us from engaging in certain transactions or corporate actions that may have the effect of limiting our ability to pursue our business strategy and growth objectives. Our ability to raise debt, however, is subject to complying the Nasdaq Stockholders’ stockholders’ equity rule.

Common stock eligible for future sale may adversely affect the market.

We have a substantial number of shares of common stock issuable upon conversion or exercise of our outstanding stock options and warrants. Certain of these outstanding derivative securities are subject to adjustment provisions which may result in increased shares of common stock underlying such securities and/or lower conversion or exercise prices based on security issuances we have made and may undertake in the future. In addition, we plan to sell and issue additional shares of common stock and/or common stock equivalents to fund and further our operating needs and strategic initiatives.

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

The trading market for our common stock will be influenced by research or reports that industry or securities analysts publish about our business. If one or more analysts who cover us downgrade our common stock, the market price for our common stock would likely decline.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 1C. CYBERSECURITY

Risk Management and Strategy

Like all companies that utilize electronic technology, we are subject to threats of breaches of our technology systems. To mitigate the threat to our business, we take a comprehensive approach to cybersecurity risk management. Our Board and our management oversee our risk management program, including the management of cybersecurity risks. In early 2025, the Company hired a senior cybersecurity and cloud infrastructure leader. Since this hire, the Company has established policies, standards, processes and practices for assessing, identifying, and managing material risks from cybersecurity threats, including those discussed in our Risk Factors in this Report. In addition to this devoted resource, we intend to have devoted financial resources to implement and maintain security measures to meet regulatory requirements and stockholder expectations, and we intend to continue to make investments to maintain the security of our data and cybersecurity infrastructure. We plan to validate the maturity of our Cybersecurity policies, standards and processes against industry certifications in the near future. While there can be no guarantee that our policies and procedures will be properly followed in every instance or that those policies and procedures will be effective, we believe that the Company’s sustained investment in people and technologies will have contributed to a culture of continuous improvement that has put the Company in a position to protect against potential compromises and we do not believe that risks from prior cybersecurity threats have materially affected our business to date. We can provide no assurance that there will not be incidents in the future or that past or future attacks will not materially affect us, including our business strategy, results of operations, or financial condition. We are committed to addressing all incidents in a timely and transparent manner as well as ensuring the appropriate engagement of third-party partners.

Item 2. PROPERTIES

The Company’s principal office is located at 188 Valley Street, Suite 225, in Providence, Rhode Island where it has a long-term lease of 9,282 square feet with current rent of $17,883 per month. The lease expires in 2027. The Company’s other key facility is located in Burleigh Heads, Australia where an Australian subsidiary leases 527 square feet at a rent of $5,883 per month. In addition, the Company leases small offices in executive suites at three business offices and three virtual Regus offices in Virginia, Texas, Louisiana, Massachusetts, and California. The total monthly cost for these facilities is $3,650.

Item 3. LEGAL PROCEEDINGS

From time to time, the Company is a party to, or otherwise involved in, legal proceedings arising in the normal course of business. As of the date of this Report, except as set forth below, the Company is not currently subject to any other material legal proceedings; however, it could be subject to legal proceedings and claims from time to time in the ordinary course of its business, or legal proceedings it considered immaterial may in the future become material. Regardless of the outcome, litigation can, among other things, be time consuming and expensive to resolve, and can divert management resources.

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint in the US District Court, Middle District of Tennessee alleging the Company’s use of Optimal Blue’s pricing software violated federal antitrust laws against 28 defendants, including Beeline Loans, a subsidiary of the Company. On February 23, 2026, the plaintiffs filed an amended complaint removing 17 defendants, adding additional plaintiffs and adding additional description of Optimal Blue’s products to the complaint. Beeline Loans remains a defendant in the amended complaint. The Company intends to defend the case vigorously.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR THE REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock trades on The Nasdaq Capital Market under the symbol “BLNE.”

Stockholders

The registrar and transfer agent for our shares of common stock is Transfer Online, Inc. 512 SE Salmon Street, Portland, Oregon 97214 (Telephone: (503) 227-2950)).

As of March 31, 2026, there were 30,647,369 shares of our common stock outstanding, which were held by 174 record stockholders. The number of record holders was determined from the records of our transfer agent and does not include beneficial owners of shares of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Policy

We have not paid cash dividends on our common stock since our inception, and we do not contemplate paying dividends in the foreseeable future.

Recent Sales of Unregistered Securities

Except as disclosed under Part II – Item 9.B. – Other Information under “Unregistered Sales,” all recent sales of unregistered securities have previously been disclosed.

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

Objective

The following discussion provides an analysis of the financial condition, cash flows and results of operations from management’s perspective of Beeline Holdings, Inc. which we refer to herein as “Beeline” or the “Company”. Our objective is to provide discussion of events and uncertainties known to management that are reasonably likely to cause the reported financial information not to be indicative of future operating results or of future financial condition and to also offer information that provides an understanding of our financial condition, cash flows and results of operations.

See Item 1A – Business for a description of our history including the Merger.

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

Additionally, BeelineEquity, through its technology platform, supports a fractional equity product in partnership with TYTL, which is the issuer of Real World Asset tokens and the operator of the underlying platform. TYTL acquires, administers, and manages minority, deeded ownership interests in owner-occupied, single-family primary residences and operates the on-chain infrastructure used to record portfolio economics, valuation, and asset backing.

The Company’s performance is influenced by several key factors, including fluctuations in interest rates, economic conditions, housing supply, technological advancements, and its ability to acquire and retain customers. Interest rate changes have a direct impact on mortgage loan refinancing and overall mortgage loan volume. In a declining interest rate environment, refinancing activity typically increases, whereas rising interest rates tend to reduce refinancing and home purchase transactions. However, higher rates can also drive demand for cash-out refinancings and home equity loans. Following a prolonged period of historically low rates, interest rates began to rise in April 2021 due to inflation, increases in the federal funds rate, and other monetary policies. This upward trend, which continued through November 2023 and resulted in higher interest rates which remain at elevated levels as of the date of this Report, significantly reduced mortgage market activity and the pool of borrowers who could benefit from refinancing. Additionally, higher rates discourage homebuyers from entering the market and lead to a more competitive lending environment, compressing margins and reducing origination volumes.

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

Limited housing supply has constrained home purchase activity. Rising interest rates have further exacerbated this issue by increasing home financing costs, reducing affordability, and discouraging transactions. However, the Company believes that persistent imbalances between supply and demand will ultimately drive greater home construction, expanding housing inventory and stimulating future mortgage activity.

The Company’s ability to attract and retain customers depends on delivering a seamless and competitive digital mortgage experience. The shift toward digital transactions, accelerated by the COVID-19 pandemic, has increased consumer willingness to engage in high-value online purchases, including mortgage applications. The Company’s platform is designed to provide a convenient and efficient digital experience, positioning it favorably against traditional mortgage origination methods. With Millennial and Generation Z homeownership interest on the rise, the Company anticipates continued growth in demand for digital mortgage solutions.

Technological innovation remains central to the Company’s strategy. The Company’s proprietary technology enhances efficiency, reduces costs, and improves loan processing quality. By automating key origination tasks and embracing task-based processing, the Company streamlines interactions for consumers, employees, and partners. Its intuitive digital interface minimizes reliance on paper applications and manual processes, enabling faster and more efficient loan transactions. Continued investment in automation and technology development will further reduce mortgage production costs and enhance customer acquisition efforts.

Customer acquisition is another critical component of the Company’s success. The Company aims to expand its reach while providing a highly personalized digital experience. If traditional customer acquisition methods prove insufficient, especially in challenging market conditions, the Company may need to invest additional resources in sales and marketing to maintain growth. Increased digital marketing expenditures could elevate service costs, making it essential to balance customer acquisition efforts with cost efficiency.

In the ordinary course of the Company’s operations, it finances the majority of its loan volume on a short-term basis, typically less than 10 days, mainly utilizing three warehouse lines of credit with a combined borrowing capacity of $25.0 million. The repayments of the Company’s borrowings come from the revenue generated by selling its loans to a network of institutional investors.

In 2024, the Company made significant investments in its platform to leverage mortgage origination opportunities, despite overall lower volumes compared to 2020 and 2021 due to fluctuating interest rates. In the fourth quarter of 2025, a temporary decline in the 10-year Treasury rate drove a notable increase in loan originations, reinforcing the Company’s belief that interest rates, housing supply, and affordability will remain key factors influencing future volume. Additionally, the Company is expanding its focus on its B2B SaaS strategy, which is also subject to macroeconomic conditions.

To measure operational efficiency and growth, the Company tracks a range of performance metrics in its lending and title businesses, including production data. Beeline Loans, the principal operating subsidiary of the Company, uses data to track margin and net gain-on-sale of loans revenue. The title companies use data to track per file revenue. The Company uses industry tools to benchmark its margin and note rates against the broader mortgage origination market. The Company also evaluates key business drivers for its subsidiaries by monitoring originations, margin, unit sales, and pull through. Additionally, the Company assesses customer acquisition costs and revenue per loan to optimize financial performance. These key indicators help gauge progress toward our strategic and long-term growth objectives.

Recent Developments

Business Trends

Through year-end 2025, inflation continued to moderate compared with the peaks of 2022–2023, but progress proved uneven relative to 2024. After trending down through much of 2024 and into early 2025—supported by normalized supply chains, softer goods prices, and generally stable energy markets—the pace of disinflation slowed in the second half of 2025. By late summer and into September 2025, headline Consumer Price Index (“CPI”) moved back up to approximately 3.0% year-over-year, compared with readings closer to the mid-2% range earlier in the year and during parts of 2024. This reversal highlighted the continued stickiness of underlying price pressures.

Housing costs continued to carry significant weight in the index. Although the month-over-month increase in housing slowed meaningfully at times during 2025 (including modest monthly gains late in the year), the year-over-year rate remained elevated and a primary contributor to overall CPI.

The full economic impact of U.S. and foreign tariff actions implemented during 2024–2025 and subsequent developments relating thereto, as well as broader geopolitical developments, remains uncertain. Potential supply-side effects, retaliatory measures, and input-cost pass-through could introduce renewed volatility or upward pressure in select categories.

Given this mixed backdrop—continued moderation relative to prior peaks but persistent services inflation and episodic energy volatility—the Federal Reserve has signaled a cautious stance. Although the approximately 3.0% headline rate observed in 2025 represents substantial progress from the highs of 2022–2023, it remains above the Federal Reserve’s 2% longer-run target, suggesting that policy normalization is likely to proceed gradually and remain data-dependent.

In response to a softening labor market and concerns about economic growth amid high interest rates, the Federal Reserve implemented several interest rate cuts in late 2025, bringing the federal funds rate target range down to 3.50% to 3.75%. This shift in policy aimed to stimulate an economy showing signs of strain, particularly among some consumer segments, but ongoing uncertainty about trade policies and the full impact of tariffs, tariff refunds, and other developments related thereto on import costs meant businesses remained cautious. Companies were focused on integrating AI for efficiency and resilience in supply chains, while navigating complex and evolving expectations regarding cybersecurity and human capital management disclosures in their regulatory filings. Due to the current conflict with Iran, there may be an increase in interest rates to combat inflationary pressures.

BeelineEquity

On June 25, 2025, Beeline Title closed, what it believes to be one of the first-ever fractional sale of home real estate with TYTL who funds these transactions for us through the sale of a crypto token which is backed by real property. While neither the Company, nor its subsidiaries, mints or receives the token, Beeline Title handles the settlement and title portions of these transactions for TYTL, who is minting the token (see below for more information about TYTL). The June transaction marked a major milestone in the evolution of blockchain-driven real estate finance, bridging decentralized finance with traditional title and escrow services.

As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, the Company is positioning itself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. The Company collaborates with TYTL in which the Company’s Chief Executive Officer, Nicholas Liuzza is a principal stockholder. TYTL funds the transactions through the sale of a cryptocurrency token which is backed by real property. See Note 24 – Related Party Transactions, in the footnotes to the financial statements contained in this Report.

Through December 31, 2025, the Company derived $22,009 of revenue from this business. The Company provides title insurance services and an owner’s title policy to TYTL as the buyer of the fractional equity. Beeline Title does not assume any unusual liability in favor of TYTL. Beeline Title simply transacts in the normal course of business on these purchase transactions, issuing the owner’s title insurance policy and acting as settlement/escrow agent. In any title transaction, the title agency will incur liability for potential losses under the title policy if the underlying title work is faulty for any reason or fraud or other errors exist that could not have been discovered at the time of policy issuance. Beeline Title has Errors and Omissions insurance in addition to other insurance coverages for any such issues.

Beeline Labs

In July 2025, the Company’s subsidiary, Beeline Labs, launched BlinkQC, a SaaS platform designed to automate pre-close “QC” reviews for mortgage loan files. Beeline Loans uses BlinkQC in its own operation for its pre-close QC. In late 2026, Beeline Labs plans to license BlinkQC as SaaS to other mortgage companies. BlinkQC uses artificial intelligence to ingest loan document packages, extract and validate data, apply customizable rule sets, and generate compliance reports. Critical data points are being collected from the Beeline Labs launch and integrations are set to start in late 2026 opening BlinkQC up to over 1,000 Banks and Independent Mortgage Banks. The Beeline Labs data and integrations are essential for a broader launch.

The initial release will support conventional loan packages and will be offered on a flat rate per package. Based on current cost estimates, the product is expected to achieve gross margins of approximately 50%. Future enhancements, including FHA/VA loan support and integrations with loan origination systems, are in development.

Management believes BlinkQC will improve QC efficiency for mortgage lenders and represents a potential source of incremental revenue for the Company.

Results of Operations

The Merger was structured and accounted for as a business combination with the Company as the acquirer of 100% of the controlling equity interests of Beeline Financial and its subsidiaries. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. Due to the Merger, management believes that the consolidated results of operations for 2025 are not directly comparable to those of 2024, as the prior year reflects the performance of the corporate segment and Beeline Financial’s results for the period October 8, 2024 to December 31, 2024.

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows.

As a result of the Merger, the Company will amortize $15.2 million related to internal-use software over a five-year period ending October 2029 and $0.4 million related to customer data over a four-year period ending October 2028. This Merger-related amortization is $0.8 million each quarter and is non-cash.

Given these structural changes, management believes that segment-level reporting provides a more meaningful basis for evaluating performance. Accordingly, a comparative analysis of the Company’s operating segments is presented below, which more accurately reflects the ongoing composition of the business.

On November 17, 2025, the Company and minority partners of Nimble Title Holdings, LLC (“Nimble”) entered into a Dissolution Agreement, whereby the relationships contemplated by the LLC Agreement were terminated and Nimble and its subsidiaries were subsequently dissolved on November 25, 2025.

The assets and liabilities of Nimble and its subsidiaries have been classified as held for sale as of December 31, 2024. The operating results of Nimble and its subsidiaries have been classified as discontinued operations during the years ended December 31, 2025 and 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Year Ended December 31, 2025 Compared to the Year Ended December 31, 2024

Consolidated Results

(Dollars in thousands, except per share amounts)	2025	2024 (1)
Revenues
Beeline Loans	$6,391	$918
Beeline Title Holdings	1,379	192
Total net revenues	$7,770	$1,110

Net loss from continuing operations	$(22,666)	$(2,392)
Net loss	$(23,381)	$(13,076)
Basic and diluted net loss per common share attributable to common stockholders	$(2.23)	$(46.63)

(1)	Due to the Merger, 2024 includes the corporate segment and Beeline’s results for the period October 8, 2024 to December 31, 2024.

For the years ended December 31, 2025 and 2024, net loss from continuing operations was $22.7 million and $2.4 million, respectively, reflecting the inclusion of Beeline’s results of operations for 2025.

Interest expense. Interest expense, exclusive of the warehouse lines of credit, was $2.3 million and $2.2 million for the years ended December 31, 2025 and 2024, respectively, primarily related to the amortization of debt and warrant related expenses and interest on debt.

Gain (Loss) on extinguishment of debt. Loss on extinguishment of debt was $0.6 million for the year ended December 31, 2025 primarily related to the exchange of the Company’s 530,000 shares of its Bridgetown Spirits common stock for the satisfaction of outstanding amounts payable by the Company to the buyers of Bridgetown Spirits. Gain on extinguishment of debt was $0.6 million for the year ended December 31, 2024 related to prior invoiced amounts billed for services, late fees and adjustments from a legal firm that provided the Company services under an engagement letter predating 2021.

Gain on troubled debt restructuring. Gain on troubled debt restructuring was $4.5 million for the year ended December 31, 2024 related to the Debt Exchange Agreement.

Preferred stock dividends. Preferred stock dividends were $0.2 million for each of the years ended December 31, 2025 and 2024, respectively, representing the Series B preferred stock dividend of 6% per annum.

Deemed dividend - preferred stock Series G and warrant price protection. On March 25, 2025, the Company sold shares under the ELOC Agreement at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. Additionally, the Warrants issued in the Series G Preferred Stock offering had their exercise price reduced to $1.67 and resulted in an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. On June 16, 2025, the Company sold shares under the ELOC Agreement at $0.66 per share, which was less than the exercise price of the Warrants adjusted in March 2025, resulting in the reduction of the exercise price of the warrants to $0.66 per share and an increase in common shares issuable upon exercise of 3,655,482 under the full price protection adjustment of the Warrants. The Company recorded a non-cash deemed dividend related to the price protection of $6.8 million for the year ended December 31, 2025.

Deemed dividend - Series E Preferred Stock redemption. On October 21, 2025, the Company entered into a letter agreement with the investors of the Series E Preferred Stock pursuant to which they agreed to the redemption of their shares in exchange for payment of $2.0 million. The Company redeemed the Series E Preferred Stock on November 12, 2025 and recorded a deemed dividend of $1.4 million.

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

Beeline Loans is an AI-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, including Beeline’s Chatbot “Bob.” Corporate allocates a portion of compensation and benefits, and general and administrative expenses to Beeline Loans, which is included in the segments’ financial data below.

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

(Dollars in thousands)	2025	2024 (1)
Revenues
Beeline Loans	$6,391	$918
Beeline Title Holdings	1,379	192
Total net revenues	$7,770	$1,110

Net Loss from Continuing Operations
Beeline Loans	$(9,245)	$(1,925)
Beeline Title Holdings	(692)	(63)
Corporate	(12,729)	(404)
Total net loss from continuing operations	$(22,666)	$(2,392)

(1)	Due to the Merger, 2024 includes the corporate segment and Beeline’s results for the period October 8, 2024 to December 31, 2024.

Beeline Loans (For the Year Ended December 31, 2025 and the Period October 8, 2024 – December 31, 2024)

(Dollars in thousands)	2025	October 8, 2024 - December 31, 2024
Gain on sale of loans, net	$5,384	$757
Loan origination fees	1,019	214
Interest income (expense)
Interest income	406	86
Interest expense	(432)	(141)
Interest income (expense), net	(26)	(55)
Other revenues	14	2
Total net revenues	6,391	918
Compensation, commissions and benefits	6,660	1,012
General and administrative expenses	874	253
Depreciation and amortization	3,216	736
Marketing and advertising	2,671	409
Other operating expenses	2,130	422
Total operating expenses	15,551	2,832
Loss from operations	(9,160)	(1,914)
Interest expense	(36)	(11)
Gain on extinguishment of debt	34	-
Other expense	(83)	-
Net loss from continuing operations	$(9,245)	$(1,925)

For the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, Beeline Loans originated $170.2 million and $57.0 million in residential mortgage loans, respectively; reported net revenues of $6.4 million and $0.9 million, respectively; and reported a net loss from continuing operations of $9.2 million and $1.9 million, respectively.

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

When the mortgage loan is sold into the secondary market (i.e. funded), any difference between the proceeds received and the current fair value of the loan is recognized in current period earnings in gain on sale of loans. Gain on sale of loans, net was $5.4 million and $0.8 million for the year ended December 31,2025 and the period October 8, 2024 – December 31, 2024, respectively.

Loan origination fees. Loan origination fees generally include underwriting and processing fees, investor fees, and other related expenses. Loan origination fees were $1.0 million and $0.2 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Loan interest income and expense. Interest income is interest earned on mortgage loans held for sale and interest expense is interest paid on our loan funding facilities. Net interest expense was $25,623 and $54,696 for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Compensation, commissions and benefits. Compensation, commissions and benefits expenses were $6.7 million and $1.0 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

General and administrative expenses. General and administrative expenses consist primarily of rent and utilities and were $0.9 million and $0.3 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of amortization related to internal-use software and was $3.2 million and $0.7 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Marketing and advertising. Marketing and advertising expenses were $2.7 million and $0.4 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Other operating expenses. Other operating expenses consist of expenses directly related to the origination of loans and are charged by investors at the sale of loans excluding interest, and software service providers. Other operating expenses were $2.1 million and $0.4 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Beeline Title Holdings (For the Year Ended December 31, 2025 and the Period October 8, 2024 – December 31, 2024)

(Dollars in thousands)	2025	October 8, 2024- December 31, 2024
Title fees	$1,379	$192
Total net revenues	1,379	192
Compensation and benefits	1,244	197
General and administrative expenses	192	3
Marketing and advertising	124	10
Other operating expenses	509	45
Total operating expenses	2,069	255
Loss from operations	(690)	(63)
Other expense	(2)	-
Net loss from continuing operations	$(692)	$(63)

For the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, Beeline Title Holdings reported net revenues of $1.4 million and $0.2 million, respectively; and reported a net loss from continuing operations of $0.7 million and $0.1 million, respectively.

Title fees. Title fees consist of title policy premiums and settlement fees charged to the borrower and seller on a transaction. Title fees were $1.4 million and $0.2 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Compensation and benefits. Compensation and benefits expenses were $1.2 million and $0.2 million for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

General and administrative expenses. General and administrative expenses consist primarily of shipping costs and professional services and were $0.2 million and nil for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Marketing and advertising. Marketing and advertising expenses were $0.1 million and nil for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Other operating expenses. Other operating expenses consist primarily of expenses directly related to the settlement of loans and were $0.5 million and $44,559 for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Corporate (For the Years Ended December 31, 2025 and 2024)

(Dollars in thousands)	2025	2024
Compensation and benefits	$3,540	$1,312
General and administrative expenses	5,429	1,804
Depreciation and amortization	100	22
Marketing and advertising	205	11
Other operating expenses	417	58
Total operating expenses	9,691	3,207
Interest income	-	4
Interest expense	(2,231)	(2,225)
Gain (loss) on extinguishment of debt	(644)	591
Gain on troubled debt restructuring	-	4,483
Loss on equity method investment	(266)	(58)
Other income, net	103	8
Net loss from continuing operations	$(12,729)	$(404)

For the years ended December 31, 2025 and 2024, net loss from continuing operations was $12.7 million and $0.4 million, respectively, reflecting the inclusion of Beeline’s results of operations for 2025.

Compensation and benefits. Compensation and benefits expenses were $3.5 million and $1.3 million for the years ended December 31, 2025 and 2024, respectively.

General and administrative expenses. General and administrative expenses consist primarily of stock-based compensation, public company costs, professional fees, board compensation and rent. General and administrative expenses were $5.4 million and $1.8 million for the years ended December 31, 2025 and 2024, respectively.

Depreciation and amortization. Depreciation and amortization expenses consist primarily of amortization related to the intangible asset of the customer list and were $0.1 million and $22,714 for the years ended December 31, 2025 and 2024, respectively.

Marketing and advertising. Marketing and advertising expenses were $0.2 million and $10,365 for the years ended December 31, 2025 and 2024, respectively.

Other operating expenses. Other operating expenses consist of software service providers and were $0.4 million and $0.1 million for years ended December 31, 2025 and 2024, respectively.

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

We include a reconciliation of adjusted EBITDA to GAAP net loss, its most closely comparable GAAP measure. We encourage investors and others to review our consolidated financial statements and notes thereto in their entirety included elsewhere in this annual report on Form 10-K, not to rely on any single financial measure, and to consider adjusted EBITDA only in conjunction with its respective most closely comparable GAAP financial measure.

We believe this non-GAAP financial measure is useful to investors for supplemental period-to-period comparisons of our business and understanding and evaluating our operating results for the following reasons:

● Adjusted EBITDA is widely used by investors and securities analysts to measure a company’s operating performance without regard to items such as depreciation and amortization expense, interest and amortization on debt, income tax expense, stock-based compensation expense, and costs that are unique or non-recurring in nature or otherwise unrelated to our ongoing revenue-generating operations, all of which can vary substantially from company to company depending on their financing and capital structures;

● We use adjusted EBITDA in conjunction with financial measures prepared in accordance with GAAP for adjusted purposes, including the preparation of our annual operating budget, as a measure of our core operating results and the effectiveness of our business strategy, and in evaluating our financial performance; and

● Adjusted EBITDA provides consistency and comparability with our past financial performance, facilitates period-to-period comparisons of our core operating results, and also facilitates comparisons with other peer companies, many of which use similar non-GAAP financial measures to supplement their GAAP results.

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

● Adjusted EBITDA does not include interest expense, or the cash requirements necessary to service interest or principal payments on our non-funding debt, which reduces cash available to us; and

● The expenses and other items that we exclude in the calculation of adjusted EBITDA may differ from the expenses and other items, if any, that other companies may exclude from similarly titled non-GAAP measures when they report their operating results, and we may, in the future, exclude other significant, unusual or non-recurring expenses or other items from these financial measures.

Because of these limitations, adjusted EBITDA should be considered along with other financial performance measures presented in accordance with GAAP, and not as an alternative or substitute for our financial results prepared and presented in accordance with GAAP.

Adjusted EBITDA

We calculate adjusted EBITDA as net income (loss) adjusted for the impact of interest expense, depreciation and amortization expense, (gain) loss on extinguishment of debt, gain on troubled debt restructuring, net loss from discontinued operations, stock-based compensation expense, and other non-recurring or non-core operational expenses.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the years ended December 31, 2025 and 2024 (unaudited):

(Dollars in thousands)	2025	2024
Net loss	$(23,381)	$(13,076)
Interest expense	2,267	2,236
Depreciation and amortization	3,316	758
Stock-based compensation expense	4,370	-
(Gain) loss on extinguishment of debt	610	(591)
Gain on troubled debt restructuring	-	(4,483)
Net income (loss) from discontinued operations	715	10,684
Merger-related expenses	321	-
Adjusted EBITDA	$(11,782)	$(4,472)

(1)	Merger-related expenses include the costs related to the stockholder meeting on March 7, 2025 to approve the name changing to Beeline Holdings, Inc. and to approve the Series F and F-1 Preferred Stock (shares received in the merger) to convert to common shares, as well as costs related to the Nasdaq initial listing.

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

For the years ended December 31, 2025 and 2024, net cash used in operating activities of continuing operations was $22.1 million and $4.3 million, respectively, primarily due to the inclusion of Beeline’s net loss from continuing operations of $22.7 million for the year ended December 31, 2025.

For the year ended December 31, 2025, net cash used in investing activities of continuing operations was $0.6 million related to internal-use software development costs and the investment in the SAFEs of a business partner. For the year ended December 31, 2024, net cash provided by investing activities of continuing operations was $0.1 million.

For the year ended December 31, 2025, net cash provided by financing activities of continuing operations was $24.9 million primarily from $22.8 million raised from net equity transactions and borrowings of $8.4 million from the warehouse line, offset by $6.3 million of net debt repayments. For the year ended December 31, 2024, net cash provided by financing activities of continuing operations was $4.6 million primarily from equity and debt transactions.

Financial Policy. We intend to maintain a disciplined financial policy and improve our credit metrics, which are critical to our lending partners.

Liquidity Policy. We maintain a strong focus on liquidity and define our liquidity risk tolerance based on sources and uses to maintain a sufficient liquidity position to meet our business needs and financial obligations under both normal and stressed conditions. We believe that our consolidated liquidity and availability under our equity offerings will be sufficient to meet our liquidity needs.

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents and equity offerings. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of March 27, 2026, the Company had approximately $1.9 million in cash, including $1.5 million we raised in March 2026 under the ATM and ELOC Agreements as defined below.

On December 31, 2024, the Company entered into the ELOC Agreement with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock. On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the amount from $35 million to $10 million. On September 8, 2025, the Company again amended the ELOC Agreement to increase the commitment amount by $10 million, to maximum total sales of up to $20 million, and to remove minimum closing price conditions for effecting purchases under the ELOC Agreement. As a result, the Company may sell up to $12.5 million under the ELOC Agreement (after giving effect to prior sales) beginning after January 11, 2026. During the year ended December 31, 2025, the Company sold and issued to the Purchaser 5,694,515 shares of common stock for proceeds of $7.0 million, net of offering costs of $0.5 million. During 2026, the Company sold 444,444 shares of common stock for gross proceeds of $1.0 million under the ELOC Agreement.

On April 30, 2025, the Company entered into an At The Market Offering Agreement (the “ATM Agreement”) with Ladenburg Thalmann & Co., Inc., pursuant to which the Company may issue and sell over time and from time to time, to or through Ladenburg, up to $12.0 million of shares of the Company’s common stock. During the year ended December 31, 2025, the Company sold 5,907,698 shares for proceeds of $7.9 million, net of offering costs of $0.4 million. During 2026, the Company sold 163,112 shares for gross proceeds of $0.5 million.

During the year ended December 31, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million.

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

The Company intends to continue raising capital through equity to meet its internal cash requirements. The availability of additional financing will be largely dependent on our operating success, including improved margins as well as operational improvements, which will be necessary to attract investors. However, there can be no assurance that the Company will be successful in securing the necessary capital on favorable terms, or at all. The Company has no material off-balance sheet arrangements as of the date of this filing.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company in the financial statements for the year ended December 31, 2025 relate to the policies and practices the Company uses to account for:

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

Other Revenues

Fees received from a marketing partner that is embedded in the Company’s point-of-sale journey for investment property customers. The partner pays us for leads they receive from a customer opting in to use their insurance company for landlord insurance during the application process.

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

Property and equity, net. Under ASC 350-40, Internal-Use Software, the Company capitalizes certain qualifying costs incurred during the application development stage in connection with the development of internal-use software. Costs related to preliminary project activities are expensed as incurred and post-implementation activities will be expensed as incurred. Capitalized software costs are amortized over the useful life of the software, which is five years. Impairment of internal-use software is evaluated under ASC 350-40-35, Subsequent Measurement, on a qualitative basis and if indicators exist, then a quantitative analysis is performed under ASC 360.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

BEELINE HOLDINGS, INC.

Report of Independent Registered Public Accounting Firm

To the Stockholders and the Board of Directors of:

Beeline Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Beeline Holdings, Inc. and Subsidiaries (the “Company”) as of December 31, 2025 and 2024, the related consolidated statements of operations and comprehensive loss, changes in equity and cash flows for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of December 31, 2025 and 2024, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Goodwill Impairment Assessment

The Company recorded goodwill of $33.3 million as of December 31, 2025. As described in Note 3, goodwill is tested for impairment at the reporting unit level annually, or more frequently if indicators of impairment exist. Management estimated the fair value of the reporting unit using a market approach based on observable market capitalization, with a discounted cash flow analysis used as corroborative analysis.

We identified the goodwill impairment assessment as a critical audit matter due to the judgment required in evaluating the application of the market approach, including the selection of the averaging period and whether observable market inputs are representative of fair value of the reporting unit at the measurement date.

The primary procedures we performed to address this critical audit matter included (a) evaluated the appropriateness of the market approach, including whether market capitalization is representative of the fair value of the reporting unit, (b) tested the completeness and accuracy of observable inputs and underlying data, (c) assessed the reasonableness of the averaging period, including comparison to alternative periods, (d) evaluated whether adjustments to market capitalization were necessary, and (e) performed sensitivity analyses and evaluated subsequent market data.

We agreed with management’s assessment that there was no impairment of goodwill in fiscal year 2025.

/s/ Salberg & Company, P.A.

SALBERG & COMPANY, P.A.

We have served as the Company’s auditor since 2024.

Boca Raton, Florida

March 31, 2026

2295 NW Corporate Blvd., Suite 240 ● Boca Raton, FL 33431-7326

Phone: (561) 995-8270 ● Toll Free: (866) CPA-8500 ● Fax: (561) 995-1920

www.salbergco.com ● info@salbergco.com

Member National Association of Certified Valuation Analysts ● Registered with the PCAOB

Member CPAConnect with Affiliated Offices Worldwide ● Member AICPA Center for Audit Quality

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

December 31, 2025 and 2024

(Dollars in thousands, except share and per share data)

	2025	2024
Assets
Current assets:
Cash and cash equivalents	$3,064	$80
Restricted cash	131	791
Mortgage loans held for sale, net, at fair value	15,072	6,925
Interest rate lock commitment derivative	232	18
Accounts receivable, net – related party	20	-
Prepaid expenses and other current assets	459	213
Due from affiliate	400	-
Current assets of discontinued operations held for sale	-	2,013
Total current assets	19,378	10,040
Goodwill	33,310	33,310
Property and equipment, net	11,710	14,680
Intangible assets, net	4,829	4,927
Right-of-use assets	401	1,334
Equity method investment	-	147
Simple Agreements for Future Equity (“SAFEs”), related party	148	-
Other assets, net	441	608
Non-current assets of discontinued operations held for sale	-	1,469
Total Assets	$70,217	$66,515

Liabilities and Equity
Current liabilities:
Warehouse lines of credit and accrued interest	$14,544	$6,106
Accounts payable	645	1,667
Accrued liabilities	903	1,329
Current portion of secured credit facilities, net of debt discount	-	4,466
Current portion of note payable and accrued interest, related parties	-	891
Current portion of notes payable and accrued interest, net of debt discount	-	840
Current portion of lease liabilities	239	339
Current liabilities of discontinued operations held for sale	-	513
Total current liabilities	16,331	16,151
Lease liabilities, net of current portion	221	1,188
Other noncurrent liabilities	57	45
Non-current liabilities of discontinued operations held for sale	-	163
Total liabilities	16,609	17,547

Commitments and contingencies (Note 20)

Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized, 27,904,433 and 468,950 shares issued and outstanding as of December 31, 2025 and 2024, respectively	3	-
Common stock to be issued, 0 shares and 13,115 shares as of December 31, 2025 and 2024, respectively	-	80
Preferred stock, $0.0001 par value; 100,000,000 shares authorized
Preferred stock Series A; 8,425,102 shares designated; 6,425,102 and 0 shares issued and outstanding as of December 31, 2025 and 2024, respectively	1	-
Preferred stock Series B; 2,500,000 shares designated; 2,500,000 shares issued and outstanding as of December 31, 2025 and 2024	-	-
Preferred stock Series D; 255,474 shares designated; 0 and 255,474 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Preferred stock Series E; 200,000 shares designated; 0 and 200,000 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Preferred stock Series F; 70,000,000 shares designated; 1,515,251 and 69,085,562 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	7
Preferred stock Series F-1; 1,000,000 shares designated; 11,292 and 517,775 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	-
Preferred stock Series G; 15,000,000 shares designated; 926,864 and 5,308,239 shares issued and outstanding as of December 31, 2025 and 2024, respectively	-	1
Preferred stock Series G to be issued, 0 shares and 245,098 shares as of December 31, 2025 and 2024, respectively	-	125
Additional paid-in capital	179,354	141,877
Accumulated other comprehensive loss	(48)	(34)
Accumulated deficit	(125,702)	(94,189)
Equity attributable to stockholders of Beeline Holdings, Inc.	53,608	47,867
Non-controlling interests (related to discontinued operations)	-	1,101
Total Equity	53,608	48,968
Total Liabilities and Equity	$70,217	$66,515

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Years Ended December 31, 2025 and 2024

(Dollars in thousands, except share and per share amounts)

	2025	2024
Revenues
Gain on sale of loans, net	$5,384	$757
Loan origination fees	1,019	214
Interest income (expense)
Interest income	406	86
Interest expense	(432)	(141)
Interest income (expense), net	(26)	(55)
Title fees	1,379	192
Other revenues	14	2
Total net revenues	7,770	1,110

Operating Expenses
Compensation, commissions and benefits	11,444	2,521
General and administrative expenses	6,495	2,060
Depreciation and amortization	3,316	758
Marketing and advertising	3,000	430
Other operating expenses	3,056	525
Total operating expenses	27,311	6,294
Loss from operations	(19,541)	(5,184)
Other income (expense), net
Interest income	-	4
Interest expense	(2,267)	(2,236)
Gain (loss) on extinguishment of debt	(610)	591
Gain on troubled debt restructuring	-	4,483
Loss on equity method investment	(266)	(58)
Other income (expense), net	18	8
Total other income (expense), net	(3,125)	2,792
Loss before income taxes	(22,666)	(2,392)
Provision for income taxes	-	-
Net loss from continuing operations	(22,666)	(2,392)
Net income (loss) from discontinued operations	332	(5,855)
Net loss from disposal of discontinued operations	(1,047)	(4,829)
Net loss from discontinued operations	(715)	(10,684)
Net loss	(23,381)	(13,076)
Net loss attributable to non-controlling interests (related to discontinued operations)	(214)	(1,743)
Net loss attributable to common stockholders before preferred stock dividends	(23,167)	(11,333)
Preferred stock dividends	(150)	(150)
Deemed dividend - Preferred stock Series G and warrant price protection	(6,766)	-
Deemed dividend - Series E Preferred Stock redemption	(1,430)	-
Net loss attributable to common stockholders	$(31,513)	$(11,483)

Comprehensive loss
Net loss	$(23,381)	$(13,076)
Unrealized foreign currency translation loss	(14)	(34)
Total comprehensive loss	(23,395)	(13,110)
Comprehensive loss attributable to non-controlling interests (related to discontinued operations)	(214)	(1,743)
Comprehensive loss attributable to common stockholders	$(23,181)	$(11,367)

Basic and diluted net loss from continuing operations per common share	$(1.60)	$(9.71)
Basic and diluted net loss from discontinued operations per common share	$(0.05)	$(43.38)
Basic and diluted net loss per common share attributable to common stockholders	$(2.23)	$(46.63)
Basic and diluted weighted average common shares outstanding	14,144,679	246,265

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes In Equity

For the Years Ended December 31, 2025 and 2024

(Dollars in thousands, except share amounts)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series C Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2023	170,599	$-	-	$-	2,500,000	$-	200,000	$-	-	$-	-	$-	-	$-	-	$-	-	$-	$-	$83,559	$(82,706)	$-	$-	$853
Warrants issued in relation to debt issuance	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	329	-	-	-	329
Issuance of stock for services by third parties	176	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	573,925	-	125	555	-	-	-	680
Issuance of common stock for services by employees	63,573	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	273	-	-	-	273
Stock to be issued related to settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	80	-	-	-	-	80
Debt conversion	(79,777)	-	-	-	-	-	-	-	255,474	-	200,000	-	-	-	-	-	-	-	-	5,759	-	-	-	5,759
Merger issuance	-	-	-	-	-	-	-	-	-	-	-	-	69,482,229	7	517,775	-	-	-	-	48,214	-	-	-	48,221
Bridge loan	-	-	-	-	-	-	-	-	-	-	-	-	(396,667)	-	-	-	250,000	-	-	160	-	-	-	160
Shares issued for cash, net of debt discount costs	112,822	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,484,314	1	-	2,878	-	-	-	2,879
Conversion of Series C preferred shares	183,784	-	-	-	-	-	(200,000)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Preferred stock dividends	17,773	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	150	(150)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(34)	-	(34)
Non-controlling interests	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,844	2,844
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(11,333)	-	(1,743)	(13,076)
Balance, December 31, 2024	468,950	$-	-	$-	2,500,000	$-	-	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,916	-	-	-	2,916
Warrants issued	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	26	-	-	-	26
Warrants exercised for common stock	25,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	25	-	-	-	25
Issuance of restricted stock awards	553,646	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,384	-	-	-	1,384
Issuance of stock for services by third parties	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	264,796	-	(125)	125	-	-	-	-
Issuance of stock related to settlement	13,115	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(80)	80	-	-	-	-
Issuance of common stock for services by employees	10,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	130	-	-	-	130
Conversion of preferred shares	9,806,209	1	(2,000,000)	-	-	-	-	-	(255,474)	-	-	-	(59,214,160)	(6)	(437,532)	-	(12,435,879)	(1)	-	6	-	-	-	-
Series E Preferred Stock redemption	-	-	-	-	-	-	-	-	-	-	(200,000)	-	-	-	-	-	-	-	-	(570)	(1,430)	-	-	(2,000)
Series A Preferred Stock issued in exchange for Series F/F-1 Preferred Stock	-	-	8,425,102	1	-	-	-	-	-	-	-	-	(8,356,151)	(1)	(68,951)	-	-	-	-	-	-	-	-	-
Series G Preferred Stock issued for cash, net of offering costs	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,417,159	-	-	3,266	-	-	-	3,266
ELOC shares issued for cash, net of offering costs	5,694,515	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,974	-	-	-	6,975
ATM shares issued for cash, net of offering costs	5,907,698	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7,932	-	-	-	7,933
Shares issued for cash, net of offering costs	4,620,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,581	-	-	-	6,581
Note payable, related party converted to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,372,549	-	-	700	-	-	-	700
Secured credit facilities converted to common shares	747,221	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	986	-	-	-	986
Preferred stock dividends	58,079	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	150	(150)	-	-	-
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14)	-	(14)
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,766	(6,766)	-	-	-
Non-controlling interest	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(887)	(887)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(23,167)	-	(214)	(23,381)
Balance, December 31, 2025	27,904,433	$3	6,425,102	$1	2,500,000	$-	-	$-	-	$-	-	$-	1,515,251	$-	11,292	$-	926,864	$-	$-	$179,354	$(125,702)	$(48)	$-	$53,608

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Years Ended December 31, 2025 and 2024

(Dollars in thousands)

	2025	2024
Cash Flows From Operating Activities:
Net loss	$(23,381)	$(13,076)
Net loss from discontinued operations	715	10,684
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(5,384)	(757)
Recovery for credit losses	(28)	-
Depreciation and amortization	3,316	758
(Gain) loss on extinguishment of debt	610	(591)
Gain on troubled debt restructuring	-	(4,483)
Amortization of debt discount	1,732	728
Stock compensation expense	2,916	-
Issuance of restricted stock awards	1,384	-
Change in equity method investment	266	58
Issuance of common stock for services by third parties	-	207
Issuance of common stock for services by employees	130	273
Warrants issued related to settlement	26	-
Noncash lease expense	(133)	(4)
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	170,191	47,219
Originations and purchases of mortgage loans held for sale	(172,954)	(46,144)
Interest rate lock commitment derivative	(215)	106
Prepaid expenses and other current assets	(182)	(143)
Accounts receivable, net – related party	8	-
Due from affiliate	(400)	-
Other assets, net	167	71
Accounts payable	(754)	(233)
Accrued liabilities	(326)	26
Accrued interest, net	161	999
Other noncurrent liabilities	13	6
Net cash used in operating activities	(22,122)	(4,296)
Net cash provided by operating activities of discontinued operations	678	1,062
Net cash used in operating activities	(21,444)	(3,234)
Cash Flows From Investing Activities:
Cash acquired in acquisition	-	258
Note receivable disbursement	(75)	-
SAFEs disbursement	(267)	-
Purchases of property and equipment	(15)	-
Purchase of internal-use software	(231)	(71)
Capital contributions in equity method investee	-	(130)
Net cash provided by (used in) investing activities of continuing operations	(588)	57
Net cash used in investing activities of discontinued operations	(515)	(508)
Net cash used in investing activities	(1,103)	(451)
Cash Flows From Financing Activities:
Net repayments/borrowings under warehouse lines of credit	8,443	(982)
ELOC shares issued for cash, net of offering costs	6,975	-
ATM shares issued for cash, net of offering costs	7,933	-
Series G Preferred Stock issued for cash, net of offering costs	3,266	2,216
Series E Preferred Stock redeemed	(2,000)	-
Proceeds from common stock issued, net of issuance costs	6,581	664
Proceeds from warrant exercise	25	-
Proceeds from secured credit facilities, net of debt discount	-	1,382
Proceeds from secured credit facilities, related party	-	875
Payments of principal on secured credit facilities	(5,439)	-
Payments of principal on secured credit facilities, related party	-	(325)
Proceeds from notes payable, related party	672	1,056
Payments of principal on notes payable, related party	(796)	(271)
Proceeds from notes payable	250	-
Payments of principal on notes payable	(1,025)	(25)
Net cash provided by financing activities	24,885	4,590
Net increase in cash	2,338	905
Effect of exchange rate changes on cash	(14)	(34)
Cash and restricted cash at the beginning of the year	871	-
Cash and restricted cash at the end of the year	$3,195	$871

Supplemental Disclosure of Cash Flow Information
Cash paid during the years for interest	$215	$27
Cash paid during the years for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable, related party converted to Preferred stock Series G	$700	$-
Conversion of preferred shares	$7	$-
Deemed dividend - Preferred stock Series G and warrant price protection	$6,766	$-
Secured credit facilities converted to common shares	$986	$-
Series A Preferred Stock issued in exchange for Series F/F-1 Preferred Stock	$1	$-
Dividends issued	$150	$150
Equity exchanged for secured debt	$-	$448
Shares issued for Merger, net of cash received	$-	$47,963
Shares issued to incentivize debt	$-	$614
Warrants issued in relation to debt issuance	$-	$368
Consulting services for future services	$-	$553

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	2025	2024
Cash and cash equivalents	$3,064	$80
Restricted cash	131	791
Total cash and cash equivalents and restricted cash	$3,195	$871

The accompanying notes are an integral part of these consolidated financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

December 31, 2025 and 2024

1. NATURE OF BUSINESS

Beeline Holdings, Inc. (the “Company”) was incorporated under the laws of Nevada in 2004. On March 12, 2025, the Company changed its name from Eastside Distilling, Inc.

Merger

On September 4, 2024, the Company entered into an Agreement and Plan of Merger and Reorganization (the “Merger”) with East Acquisition Inc. (aka Bridgetown Spirits Corp.) and Beeline Financial. The Merger closed on October 7, 2024 and Beeline Financial became a wholly-owned subsidiary of the Company.

Beeline Financial was incorporated in Delaware on July 1, 2020 and is the successor to a Rhode Island corporation organized in 2018. Beeline Financial is an Artificial Intelligence (“AI”)-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, introducing its Chatbot Application Programming Interface (“API”) “Bob” in July 2023.

Debt Exchange Agreement

On September 4, 2024, the Company and its subsidiary, Craft Canning + Printing (“Craft C+P”), entered into the Debt Exchange Agreement (the “Debt Exchange Agreement”), which closed on October 7, 2024, resulting in the assignment by the Company of 720 barrels of spirits to Craft C+P, followed by the merger of Craft C+P into a limited liability company owned by certain creditors of the Company and the deconsolidation of Craft C+P in 2024, see Note 6 - Discontinued Operations.

Bridgetown Spirits

Subsequent to the execution of the Debt Exchange Agreement referred to above, the Company organized a subsidiary, Bridgetown Spirits Corp. (“Bridgetown Spirits”), which was incorporated on October 3, 2024, and assigned the Company’s spirits business to Bridgetown Spirits. On July 25, 2025, the Company disposed of its 53% interest in Bridgetown Spirits in exchange for the satisfaction of debt and as a result, Bridgetown Spirits is no longer a subsidiary of the Company, see Note 6 - Discontinued Operations.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

These consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company is subject to a number of risks common to emerging companies stemming from, among other things, a limited operating history, rapid technological change, uncertainty of market acceptance and products, regulatory uncertainty, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, interest rate fluctuations, product liability, and the dependence on key individuals. The Company has incurred recurring losses and negative cash flows from operations since its inception, and is dependent on equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments to the recovery and classification of recorded asset amounts and classification of recorded liabilities that may be necessary if the Company were unable to continue as a going concern.

Management believes that in order to accomplish its business plan objectives, the Company will need to either increase revenues or raise capital by the issuance of debt and/or equity; and believes that it will be successful in obtaining this additional financing based on its recent history of driving revenue and raising funds. However, no assurances can be given.

During 2025, the Company expanded and diversified its warehouse lines to $25.0 million, tripling its prior $5.0 million line and adding two new $5.0 million lines with new lenders in anticipation of rapid revenue growth and loan origination volume. In addition to the Company increasing its legacy revenue streams, the Company is diversifying into new lines of business.

On June 25, 2025, Beeline Title facilitated the closing of what it believes to be one of the first-ever fractional sale of home real estate with a related party partner, TYTL Corp. (“TYTL”) who will fund these transactions through the sale of a crypto token which is backed by real property. While neither the Company, nor its subsidiaries, mints or receives the token, Beeline Title handles the settlement and title portions of these transactions for its partner, who is minting the token. In the fourth quarter of 2025, the Company began providing customer acquisition services and support to TYTL who mints the token and offers the equity exchange transaction. The Company receives a cash fee representing 3.5% of the amount of equity sold and markets the product through its website as BeelineEquity. Beeline Title provides the title and closing services for each transaction. Importantly, Beeline Title will open this platform to all mortgage lenders, giving them access to a proven solution for cryptocurrency token transaction reconciliation, compliance, and disbursement. As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, the Company is positioning itself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. The Company collaborates with TYTL, an entity in which the Company’s Chief Executive Officer, Nicholas Liuzza, is a principal stockholder. In addition, Christopher Moe, the Company’s Chief Financial Officer, and Joseph Freedman, a director, are each TYTL shareholders. TYTL funds the transactions through the sale of a cryptocurrency token which is backed by real property. See Note 24 – Related Party Transactions.

Beeline Labs recently launched BlinkQC, a SaaS platform that automates pre-close quality control (“QC”) reviews for mortgage loan files. Beeline Loans uses BlinkQC in its own operation for its pre-close QC. Later in 2026, Beeline Labs plans to license BlinkQC, opening it up to over 1,000 banks and independent mortgage banks. BlinkQC uses artificial intelligence to ingest loan document packages, extract and validate data, apply customizable rule sets, and generate compliance reports. Management believes BlinkQC will improve QC efficiency for mortgage lenders and represents a potential source of incremental revenue for the Company.

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

Beeline Title Holdings has four subsidiaries, Beeline Title, LLC, Beeline Texas Title, LLC, Beeline Settlement Services, LLC, and Beeline Title Agency, LLC. Beeline Mortgage has one subsidiary, Beeline Loans, Inc. (“Beeline Loans”).

USE OF ESTIMATES

Preparing financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Significant estimates and assumptions in these consolidated statements include: the fair value of mortgage loans held for sale, valuation of investments, valuation of accounts receivable, valuation of derivative instruments, valuation of software, valuation of intangible assets, valuation of goodwill, valuation of purchase price in the business combination, valuation of the fair value of the assets acquired and liabilities assumed in the business combination, valuation of lease liabilities and related right of use assets, contingent liability for loan repurchases, and valuation of non-cash equity grants and issuances, including but not limited to stock-based compensation. Actual results and outcomes may differ from management’s estimates and assumptions due to risks and uncertainties.

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Beeline considers highly liquid investments purchased with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts that are readily convertible into cash.

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of December 31, 2025 and 2024 was $0.1 million and $0.8 million, respectively.

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

Title Fees

Settlement fees and commissions are earned at loan settlement.

Other Revenues

Fees received from a marketing partner who is embedded in the Company’s point-of-sale journey for investment property customers. The partner pays Beeline for leads they receive from a customer opting in to use their insurance company for landlord insurance during the application process.

Disaggregation of Revenues

The Company disaggregates its revenues as presented in its consolidated statements of operations.

DERIVATIVE FINANCIAL INSTRUMENTS AND REVENUE RECOGNITION

The Company holds and issues derivative financial instruments such as interest rate lock commitments (“IRLCs”). IRLCs are subject to price risk primarily related to fluctuations in market interest rates. To hedge the interest rate risk on certain IRLCs, the Company enters into best effort forward sale commitments with investors, whereby certain loans are locked with a borrower and simultaneously committed to an investor at a fixed price. If the best effort IRLC does not fund, the Company has no obligation to fulfill the investor commitment.

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

ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of amounts due from customers for services provided. Accounts receivable are stated at their gross outstanding balance, net of an allowance for credit losses. The allowance for credit losses is based on a combination of factors, including historical loss experience, aging of receivables, specific customer creditworthiness, current economic conditions, and reasonable and supportable forecasts. The Company writes off accounts receivable when they are deemed uncollectible, and any recoveries of previously written-off balances are recorded as a reduction to the provision for credit losses.

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

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired for the years ended December 31, 2025 and 2024.

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

LEASE OBLIGATIONS

When the Company enters into lease arrangements, the lease is accounted for under ASC 842, Leases. At the lease commencement date, the Company recognizes a leased ROU asset and corresponding lease liability based on the present value of the lease payments over the lease term. The Company elected not to recognize lease assets and lease liabilities for leases with an initial term of 12 months or less.

PROPERTY AND EQUIPMENT, NET

Property and equipment, including leasehold improvements and internal-use software, are recorded at cost, and are depreciated or amortized using the straight-line method over the estimated useful lives of the related assets, which range from three to five years. Repair and maintenance costs are expensed as incurred. Leasehold improvements are amortized over the shorter of the lease term or the improvement’s estimated useful life. Depreciation is not recorded on projects-in-process until the project is complete and the associated assets are placed into service or are ready for the intended use. Impairment of property and equipment other than the internal-use software is evaluated under ASC 360, Property, Plant, and Equipment.

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of December 31, 2025 and 2024.

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

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of December 31, 2025 and 2024.

DEBT DISCOUNT

The Company’s debt instruments are recorded net of issuance costs (debt discount). The resulting debt discount is amortized over the term of the term loan using the straight-line method, which approximates the effective interest method, and the amortization of debt discount is included in interest expense in the consolidated statements of operations and comprehensive loss.

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd., the functional currency of the Company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd. is the Australian dollar. For Beeline Loans Pty Ltd., results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation loss for the year ended December 31, 2025 and the period October 8, 2024 through December 31, 2024 was $14,145 and $33,570, respectively.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis for the year ended December 31, 2025 and the period October 8, 2024 through December 31, 2024.

As of December 31, 2025 and 2024, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.67 and $0.63, respectively. The average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.65 for both the year ended December 31, 2025 and the period October 8, 2024 through December 31, 2024.

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

NON-CONTROLLING INTERESTS

The Company follows ASC 810, Consolidation, governing the accounting for and reporting of non-controlling interests (“NCI”) in partially owned consolidated subsidiaries and the loss of control of subsidiaries. Certain provisions of this standard indicate, among other things, that NCI be treated as a separate component of equity, not as a liability, that increases and decreases in the parent’s ownership interest that leave control intact be treated as equity transactions rather than step acquisitions or dilution gains or losses, and that losses of a partially-owned subsidiary be allocated to non-controlling interests even when such allocation might result in a deficit balance. The net loss attributed to NCI was separately designated in the accompanying consolidated statements of operations and comprehensive loss. Losses attributable to NCI in a subsidiary may exceed NCI’s interests in the subsidiary’s equity. The excess attributable to NCI is attributed to those interests. NCI shall continue to be attributed their share of losses even if that attribution results in a deficit NCI balance. Net loss attributable to NCI for the years ended December 31, 2025 and 2024 was $0.2 million and $1.7 million, respectively, and all related to discontinued operations, see Note - 6 - Discontinued Operations.

INVESTMENTS IN EQUITY METHOD INVESTEE

On July 31, 2024, the Company invested in MagicBlocks, Inc. by purchasing, at par value, 4.3 million shares, representing an ownership interest of 47.6%. In addition, during the year ended December 31, 2025, the Company invested in two Simple Agreements for Future Equity (“SAFEs”) with MagicBlocks. These SAFEs provide the Company with the right to receive equity in MagicBlocks upon the occurrence of specified future events, such as a qualified financing, change in control, or liquidation, as defined in the Agreements. The Company accounts for its investments in MagicBlocks in accordance with ASC 323, Investments — Equity Method and Joint Ventures. The Company evaluates the investments for any indications of impairment in value on a quarterly basis and as such, none were identified to indicate impairment during the year ended December 31, 2025.

DEPOSITS

Deposits are included in other assets and include security deposits for leased office spaces, which are refundable to the Company upon expiration of the lease agreements. In addition, as of December 31, 2025, one lender of a warehouse line of credit requires a $0.2 million deposit.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the years ended December 31, 2025 and 2024, marketing and advertising expenses were $3.0 million and $0.4 million, respectively.

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

The Company evaluates all significant tax positions as required by ASC 740. As of December 31, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

The Company currently operates in three reportable segments. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a three-reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets as total assets.

RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In September 2025, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2025-06, Intangibles—Goodwill and Other—Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software (“ASU 2025-06”). The amendments simplify the accounting for internal-use software development costs by removing the existing project stage model and replacing it with a principles-based framework for determining when software development costs should be capitalized. Under the new guidance, capitalization of internal-use software costs begins when (i) management has authorized and committed to funding the software project and (ii) it is probable that the project will be completed and the software will be used to perform its intended function. ASU 2025-06 also incorporates guidance related to website development costs and clarifies the presentation and disclosure requirements for capitalized software development costs. This pronouncement is effective for annual reporting periods beginning after December 15, 2027, including interim periods within those annual periods, with early adoption permitted. The Company is currently evaluating the impact that the adoption of this guidance will have on its consolidated financial statements and related disclosures.

In July 2025, the FASB issued ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this update provide a practical expedient for entities estimating expected credit losses for current accounts receivable and current contract assets arising from transactions accounted for under ASC 606. The practical expedient allows entities to estimate expected credit losses by assuming that the conditions existing as of the balance sheet date will remain unchanged for the remaining life of current accounts receivable and current contract assets. As a result, entities are not required to incorporate forecasts of future economic conditions when measuring expected credit losses for these short-term financial assets. The guidance is effective for fiscal years beginning after December 15, 2025, including interim periods within those fiscal years, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures (Subtopic 220-40), which requires entities to provide more detailed disaggregation of expenses in the income statement, focusing on the nature of the expenses rather than their function. The new disclosures will require entities to separately present expenses for significant line items, including but not limited to, depreciation, amortization, and employee compensation. Entities will also be required to provide a qualitative description of the amounts remaining in relevant expense captions that are not separately disaggregated quantitatively, disclose the total amount of selling expenses and, in annual reporting periods, provide a definition of what constitutes selling expenses. This pronouncement is effective for fiscal years beginning after December 15, 2026, and interim periods within fiscal years beginning after December 15, 2027, with early adoption permitted. The Company does not expect the adoption of this new guidance to have a material impact on the consolidated financial statements.

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The assets and liabilities of Nimble Title Holdings, LLC and its subsidiaries (collectively “Nimble”), and Bridgetown Spirits and the spirits segment have been classified as held for sale as of December 31, 2024. The operating results of Nimble, and Bridgetown Spirits and the spirits segment have been classified as discontinued operations during the years ended December 31, 2025 and 2024, respectively, see Note 6 – Discontinued Operations. As a result of the merger, the statement of operations for the year ended December 31, 2024 represents the new structure and retrospectively reclassifies discontinued operations. In addition, the senior secured debentures were reclassed from notes payable to secured credit facilities and stock to be issued related to common stock and Series G preferred stock was reclassed to present separately as of December 31, 2024.

4. MERGER

On October 7, 2024, Eastside closed on the Merger with Beeline Financial. The Merger was structured and accounted for as a business combination with Eastside as the acquirer of 100% of the controlling equity interests of Beeline Financial and subsidiaries. The stockholders of Beeline received 69,482,229 preferred shares of Series F and 517,775 preferred shares of Series F-1 of Eastside, see Note 18- Stockholders’ Equity. The Company’s consolidated financial statements for the year ended December 31, 2024 include Beeline’s results of operations from October 8, 2024 through December 31, 2024. The Company’s consolidated financial statements reflect the final purchase accounting adjustments in accordance with ASC 805, Business Combinations, whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date.

The purchase price was valued at $48.2 million based on the estimated fair value of the Series F and Series F-1 preferred stock issued on October 7, 2024. The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed and to goodwill was as follows:

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

For income tax purposes, this was a non-taxable merger as it was an all-stock transaction and accordingly goodwill will not be deductible for tax purposes.

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

Subsequent to execution of the Debt Exchange Agreement, Eastside organized Bridgetown Spirits as a subsidiary and assigned to Bridgetown Spirits all of the assets held by Eastside in connection with its spirits. Bridgetown Spirits issued 1.0 million shares of common stock to Eastside, which represented 100% ownership.

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

Upon completion of the transaction contemplated by the Debt Exchange Agreement, Eastside was no longer involved in the business of digital printing and mobile canning, and owned 53% of the common stock of Bridgetown Spirits.

Effective on the completion of the Debt Exchange Agreement, all liabilities including accrued and unpaid interest due to the Investors were released.

The Company accounted for the asset and equity transfers associated with the various transactions described above at fair value in accordance with ASC 470-60. As a result, the Company recognized a gain on the transfer of assets of $4,271 and a gain of $4.5 million on TDR in 2024.

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

Craft C+P

The operating results of Craft C+P have been classified as discontinued operations during the year ended December 31, 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Income and expense related to Craft C+P were as follows for the year ended December 31, 2024:

(Dollars in thousands)	2024
Sales	$6,903
Less customer programs and excise taxes	120
Net sales	6,783
Cost of sales	6,510
Gross profit	273
Operating expenses:
Sales and marketing expenses	45
General and administrative expenses	2,436
Gain on disposal of property and equipment	(195)
Total operating expenses	2,286
Loss from operations	(2,013)
Other income	4
Net loss from discontinued operations	(2,009)
Loss from disposal of discontinued operations	(4,829)
Net loss	$(6,838)

Bridgetown Spirits

On July 25, 2025, the Company entered into a Debt Satisfaction Agreement (the “Debt Satisfaction Agreement”) with Bridgetown Spirits and three individuals (the “Buyers”) including Geoffrey Gwin, the President of Bridgetown Spirits, pursuant to which the Company transferred to the Buyers all 530,000 shares of its Bridgetown Spirits common stock held by the Company in exchange for the satisfaction of outstanding amounts payable by the Company to the Buyers totaling $0.4 million As a result of the foregoing, Bridgetown Spirits is no longer a subsidiary of the Company. The Company recorded a $0.7 million loss on extinguishment of debt in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2025.

In connection with the Debt Satisfaction Agreement, Bridgetown Spirits issued a Senior Secured Original Issue Discount Promissory Note and Security Agreement (the “Note”) in the principal amount of $0.1 million payable to the Company with an original issue discount of $25,000. The Note is receivable as follows: (i) $50,000 is receivable on April 24, 2026, and the remaining $50,000 is receivable on July 25, 2026. The Note is secured by the assets of Bridgetown Spirits. The Note is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2025.

The assets and liabilities of Bridgetown Spirits have been classified as held for sale as of December 31, 2024. The operating results of Bridgetown Spirits and the spirits segment have been classified as discontinued operations during the years ended December 31, 2025 and 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Assets and liabilities related to Bridgetown Spirits were as follows as of December 31, 2024:

(Dollars in thousands)	2024
Assets
Current assets:
Cash and cash equivalents	$310
Inventories	1,493
Prepaid expenses and other current assets	75
Accounts receivables, net	134
Current assets of discontinued operations held for sale	2,012
Intangible assets, net	822
Right-of-use assets	372
Property and equipment, net	95
Other assets, net	180
Total Assets	$3,481

Liabilities
Current liabilities:
Accounts payable	$136
Accrued liabilities	170
Current portion of lease liabilities	186
Total current liabilities	492
Lease liabilities, net of current portion	163
Total liabilities	$655

Income and expense related to Bridgetown Spirits and the spirits segment were as follows for the years ended December 31, 2025 and 2024:

	2025	2024
(Dollars in thousands)
Net sales, spirits	$1,143	$2,577
Cost of sales, spirits (inclusive of depreciation)	956	2,126
Salaries and benefits	348	559
Marketing and advertising	286	375
Other operating expenses	-	1
Impairment loss	-	3,356
Total operating expenses	1,590	6,417
Loss from operations	(447)	(3,840)
Other income	995	-
Net income (loss) from discontinued operations	548	(3,840)
Loss from disposal of discontinued operations	(1,293)	-
Net loss	$(745)	$(3,840)

There was a 47% non-controlling interest in Bridgetown Spirits prior to the disposal date. The net income (loss) attributable to non-controlling interests in the consolidated statements of operations related to Bridgetown Spirits for the years ended December 31, 2025 and 2024 was $0.2 million and $(1.7) million, respectively.

Nimble Title Holdings

On November 17, 2025, the Company and minority partners of Nimble entered into a Dissolution Agreement, whereby the relationships contemplated by the LLC Agreement were terminated and Nimble was subsequently dissolved on November 25, 2025.

The assets and liabilities of Nimble have been classified as held for sale as of December 31, 2024. The operating results of Nimble have been classified as discontinued operations during the years ended December 31, 2025 and 2024. The consolidated financial statements for the prior periods have been adjusted to reflect comparable information.

Assets and liabilities related to Nimble and its subsidiaries were as follows as of December 31, 2024:

(Dollars in thousands)	2024
Assets
Current assets:
Cash and cash equivalents	$1
Current assets of discontinued operations held for sale	1
Total Assets	$1

Liabilities
Current liabilities:
Accounts payable	$7
Accrued liabilities	14
Total current liabilities	21
Total liabilities	$21

Income and expense related to Nimble and its subsidiaries were as follows for the year ended December 31, 2025 and the period from October 8, 2024 - December 31, 2024:

(Dollars in thousands)	2025	October 8, 2024 - December 31, 2024
Title fees	$160	$85
Total net revenues	160	85
Compensation, and benefits	102	71
General and administrative expenses	7	5
Marketing and advertising	-	4
Other operating expenses	18	11
Total operating expenses	127	91
Income (loss) from operations	33	(6)
Other expense	(249)	-
Net loss from discontinued operations	(216)	(6)
Income from disposal of discontinued operations	246	-
Net income (loss)	$30	$(6)

The net loss attributable to non-controlling interests in the consolidated statements of operations related to Nimble for the years ended December 31, 2025 and 2024 was $0 and $2,679, respectively.

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

Beeline Loans is an AI-driven fintech mortgage lender that develops proprietary software in the form of major enhancements and new developments in its lending platform, including Beeline’s Chatbot “Bob.” Corporate allocates a portion of compensation and benefits, and general and administrative expenses to Beeline Loans, which is included in the segments’ financial data below.

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

Segment information was as follows:

Beeline Loans

(Dollars in thousands)	2025	October 8, 2024- December 31, 2024
Gain on sale of loans, net	$5,384	$757
Loan origination fees	1,019	214
Interest income (expense)
Interest income	406	86
Interest expense	(432)	(141)
Interest income (expense), net	(26)	(55)
Other revenues	14	2
Total net revenues	6,391	918
Compensation, commissions and benefits	6,660	1,012
General and administrative expenses	874	253
Depreciation and amortization	3,216	736
Marketing and advertising	2,671	409
Other operating expenses	2,130	422
Total operating expenses	15,551	2,832
Loss from operations	(9,160)	(1,914)
Interest expense	(36)	(11)
Gain on extinguishment of debt	34	-
Other income (expense), net	(83)	-
Net loss from continuing operations	$(9,245)	$(1,925)

Beeline Title Holdings
(Dollars in thousands)	2025	October 8, 2024- December 31, 2024
Title fees	$1,379	$192
Total net revenues	1,379	192
Compensation and benefits	1,244	197
General and administrative expenses	192	3
Marketing and advertising	124	10
Other operating expenses	509	45
Total operating expenses	2,069	255
Loss from operations	(690)	(63)
Other income (expense), net	(2)	-
Net loss from continuing operations	$(692)	$(63)

Corporate	Years Ended December 31,
(Dollars in thousands)	2025	2024
Compensation and benefits	$3,540	$1,312
General and administrative expenses	5,429	1,804
Depreciation and amortization	100	22
Marketing and advertising	205	11
Other operating expenses	417	58
Total operating expenses	9,691	3,207
Interest income	-	4
Interest expense	(2,231)	(2,225)
Gain (loss) on extinguishment of debt	(644)	591
Gain on troubled debt restructuring	-	4,483
Loss on equity method investment	(266)	(58)
Other income (expense), net	103	8
Net loss from continuing operations	$(12,729)	$(404)

Consolidated net loss from continuing operations	$(22,666)	$(2,392)

8. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows as of December 31:

(Dollars in thousands)	2025			2024
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$15,072	$-	$-	$6,925	$-
Interest rate lock commitment derivative	-	-	232	-	-	18

A roll forward of the level 3 valuation financial instruments was as follows:

(Dollars in thousands)	2025	October 8, 2024- December 31, 2024
Balance, beginning of period	$18	$124
Change in fair value in gain on sale of loans, net	214	(106)
Balance, end of year	$232	$18

9. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusts adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following as of December 31:

(Dollars in thousands)	2025	2024
Mortgage loans held for sale	$14,859	$6,878
Net fair value adjustment	213	47
Mortgage loans held for sale, at fair value	$15,072	$6,925

10. PROPERTY AND EQUIPMENT, NET

Property and equipment consisted of the following as of December 31:

(Dollars in thousands)	2025	2024
Internal-use software	$15,455	$15,225
Furniture and fixtures	55	28
Leasehold improvements	151	151
Computers and hardware	22	12
Total	15,683	15,416
Less accumulated depreciation and amortization	(3,973)	(736)
Total property and equipment, net	$11,710	$14,680

Depreciation expense related to property and equipment was $0.1 million for both the year ended December 31, 2025 and the period October 8, 2024 through December 31, 2024. Amortization expense related to internal-use software was $3.1 million for the year ended December 31, 2025 and $0.7 million for the period October 8, 2024 through December 31, 2024.

Internal-use software consisted of the following as of December 31:

(Dollars in thousands)	2025
Internal-use software	$15,455
Less accumulated amortization	(3,773)
Total internal-use software	$11,682

The estimated future amortization expense of internal-use software as of December 31, 2025 was as follows:

(Dollars in thousands)
2026	$3,098
2027	3,098
2028	3,098
2029	2,388
$11,682

Beeline’s internal developers created a new proprietary software and launched it in 2024. The most notable feature of the new software is the integration of Beeline’s Chatbot “Bob”. The Company recorded $0.2 million of additional purchases of internal-use software for the year ended December 31, 2025.

11. INTANGIBLE ASSETS

Intangible assets consisted of the following as of December 31:

(Dollars in thousands)	2025	2024
Beeline brand	$4,557	$4,557
Customer data	393	393
Total	4,950	4,950
Less accumulated amortization	(121)	(23)
Intangible assets, net	$4,829	$4,927

The Beeline brand has been determined to have an indefinite life and is not amortized. The Company, on an annual basis, tests the indefinite-lived asset for impairment. If the carrying value of an indefinite-lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of December 31, 2025 and 2024, the Company determined that the Beeline brand was not impaired.

Customer data that was acquired in the merger has a useful life of four years and amortization expense was $0.1 million for the year ended December 31, 2025 and $22,714 for the period October 8, 2024 through December 31, 2024.

12. INVESTMENTS IN EQUITY METHOD INVESTEE

The Company’s investments in its equity method investee, MagicBlocks, include its equity method investment and its SAFEs on the consolidated balance sheets, which consisted of the following:

(Dollars in thousands)
Balance, October 8, 2024	$75
Advances converted to SAFE	130
Loss on equity method investment	(58)
Balance, December 31, 2024	$147
SAFE Investments	267
Loss on equity method investment	(266)
Balance, December 31, 2025	$148

Intercompany profits and losses resulting from transactions between the Company and MagicBlocks are eliminated with the resulting adjustments recorded to the carrying amount of the investment and the Company’s share of losses of MagicBlocks.

In March 2025, the Company entered into a Master Services Agreement with MagicBlocks for a monthly service fee of $10,000, and was amended on August 27, 2025 to $20,000, whereby MagicBlocks provides the Company certain services. For the year ended December 31, 2025, the Company paid MagicBlocks $0.1 million in service fees related to its Master Services Agreement.

13. WAREHOUSE LINES OF CREDIT

On September 21, 2021, Beeline Loans entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by Beeline Loans or the lender upon 60 days’ notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has subsequently been renewed with the latest renewal in October 2025 increasing the available funding to $15.0 million and subject to annual renewals. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans Beeline Loans closes per month. Beeline Loans is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, monthly interim unaudited financial statements, and any other report submitted by independent accountants in connection with annual, interim or special audit of the books, if requested. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain non-financial covenants. As of December 31, 2025, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $7.4 million and accrued interest was $9,433 with interest rates of 4.6%-9.5%. As of December 31, 2024, the warehouse line of credit and accrued interest outstanding balance was $6.1 million.

On October 6, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The line terminates on October 5, 2026 or such earlier date in accordance with the provisions of the agreement. The interest rate is equal to the SOFR plus 3.00% for Agency Loans and SOFR plus 3.50% plus 0.50% step ups after curtailments with a floor of 3.75% for Non-QM/DSCR Loans. Beeline Loans is required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year, monthly interim unaudited financial statements within 30 days of the end of said month, and an officer’s certificate and production report within 30 days of the end of each month. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain non-financial covenants. As of December 31, 2025, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.6 million and accrued interest was $6,534 with an interest rate of 6.8%.

On October 7, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The interest rate is equal to the greater of SOFR plus 3.00% or 6.00% for all agency, government and jumbo loans and the greater of SOFR plus 4.00% or 7.00% for all non-QM or second lien loans. Beeline Loans is required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year and monthly interim unaudited financial statements within 45 days of the end of said month, and a monthly compliance report with compliance certificate within 15 days of the end of each month. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain non-financial covenants. As of December 31, 2025, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.5 million and accrued interest was $10,625 with interest rates of 6.3%-7.5%.

Interest expense on the warehouse lines of credit was $0.4 million for the year ended December 31, 2025 and $0.1 million for the period October 8, 2024 through December 31, 2024.

14. NOTES PAYABLE

Notes payable consisted of the following as of December 31:

(Dollars in thousands)	2025	2024
Note payable - 2023	$-	$500
Term loan agreement	-	275
Total	-	775
Accrued interest	-	70
Debt discount	-	(5)
Notes payable, net	$-	$840

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

15. NOTES PAYABLE – RELATED PARTIES

Notes payable, related parties consisted of the following as of December 31:

(Dollars in thousands)	2025	2024
Chief Executive Officer	$-	$737
Board member	-	87
Total	-	824
Accrued interest	-	67
Total notes payable, related parties	$-	$891

In February and March of 2025, Nicholas Liuzza, the Company’s Chief Executive Officer, advanced the Company a total of $122,241 which the Company used for working capital and general corporate purposes. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the note was amended to $0.4 million. During September 2025, the principal balance and accrued interest was fully repaid.

On December 31, 2024, Mr. Liuzza loaned $0.7 million to Beeline Loans in exchange for a demand promissory note, which accrues interest at the rate of 8% per annum and is payable within 15 days of a demand notice made by Mr. Liuzza. The funds were held in a restricted account to permit Beeline Loans to improve its ability to make real estate loans. On February 17, 2025, he converted the $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares.

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

16. SECURED CREDIT FACILITIES

Secured credit facilities consisted of the following as of December 31:

(Dollars in thousands)	2025	2024
Purchase agreement	$-	$1,938
Side letter	-	448
Senior secured debentures	-	3,600
Total	-	5,986
Accrued interest	-	199
Debt issuance costs	-	(1,719)
Total secured credit facilities, net	$-	$4,466

Purchase Agreement

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of Senior Secured Notes (the “Notes”) and Pre-Funded Warrants to purchase a total of 36,360 shares of common stock for total net proceeds of $1.6 million in a private placement offering. As of December 31, 2024, unamortized debt issuance costs were $0.7 million. As of December 31, 2025, they were fully amortized.

The Notes had a maturity date of 120 days from issuance, were issued with a 20% original issue discount and did not bear interest unless and until one or more of the customary events of default set forth therein occurred, whereupon each Note would bear interest at a rate of 18% per annum. If the Note remained outstanding as of May 14, 2025, the Note also required a special one-time interest payment of 30% which would increase the principal of each Note accordingly. Upon the occurrence of an event of default, each Investor also had the right to require the Company to pay all or any portion of the Note at a 25% premium. Further, the Company was required to prepay the Notes in connection with certain sales of securities or assets at each Investor’s election in an amount equal to 35% of the gross proceeds from such sales. The Company also had the right to prepay all, but not less than all, of the outstanding amounts under the Notes, at its election. The Notes contained certain restrictive covenants, including covenants precluding the Company and its subsidiaries from incurring indebtedness, transferring assets, changing the nature of its business, and engaging in certain other actions, subject to certain exceptions.

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

On May 12, 2025, the Company entered into an agreement with two Note holders to extend the maturity date to August 14, 2025. On June 26, 2025, the Company amended $0.5 million of the Notes by making them convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. These Notes were subsequently converted to common stock at the fair of common stock and therefore no gain or loss on the conversion, see Note 18 – Stockholders’ Equity. Additionally, these same lenders extinguished an extension fee of $0.1 million.

On May 14, 2025, the Company entered into an agreement with the two other Note holders to extend the maturity date of each Note to May 26, 2025 after the Company paid 50% of the outstanding principal balance of $0.5 million. In June 2025, the Company repaid the remaining the balance of $0.5 million.

The Company also entered in three forms of side letters in 2024 with the investors which (i) permitted one investor which along with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock (the “Series F”) for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the applicable offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permitted two investors to convert Series D Preferred Stock beginning on April 7, 2025, see Note 18 – Stockholders’ Equity, and (iii) permitted two investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F, which is $0.50 per share, to determine the number of shares of Series F. As of December 31, 2024, unamortized debt issuance costs related to the side letters were $0.4 million. As of December 31, 2025, debt issuance costs related to the side letters were fully amortized.

On June 26, 2025, the Company amended the 120-day promissory note of $0.4 million by making it convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. This note was subsequently converted to common stock, see Note 18 - Stockholders’ Equity.

Senior secured debentures

During 2024, Beeline Financial issued senior secured debentures of $3.6 million maturing September 5, 2025 with payments made in nine equal monthly installments of $0.4 million beginning January 2025. During September 2025, the principal balance and accrued interest was fully repaid. As of December 31, 2024, the principal balance was $3.6 million, unamortized debt discount costs were $0.6 million, and accrued interest was $0.2 million. As of December 31, 2025, the debt discount was fully amortized.

2024 Secured Notes

On May 15, 2024, Eastside entered into a Loan Agreement with the SPV, Aegis, Bigger, District 2, and LDI and purchased from the Company promissory notes in the aggregate principal amount of $1.1 million. Subsequently in 2024, these notes were exchanged as part of the Debt Exchange Agreement, further described above in Note 5 - Debt Exchange Agreement.

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

6% Secured Convertible Promissory Notes

On April 19, 2021, Eastside entered into a securities purchase agreement (“Purchase Agreement”) with accredited investors (“Subscribers”) for their purchase of up to $3.3 million of principal amount of 6% secured convertible promissory notes (“Note” or “Notes”). On September 29, 2023, Eastside entered into a debt satisfaction agreement with the Subscribers and other creditors, pursuant to which principal and interest on the Notes of $3.3 million was exchanged for equity issued to the SPV, in which the Subscribers held a 50% ownership interest, and the Notes were then amended and restated. Subsequently in 2024, these notes were further converted or exchanged as part of the Debt Exchange Agreement, further described above in Note 5 - Debt Exchange Agreement.

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

17. LEASE OBLIGATIONS

Beeline Financial leases office space under various operating lease agreements, including an office for its headquarters, for branch location and licensing purposes under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. Beeline Financial has leased approximately 9,809 square feet of space in Rhode Island and Australia that expires at various dates through 2028. The Company does not have any financing leases.

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of December 31, 2025, the amount of right-of-use assets and lease liabilities were $0.4 million and $0.5 million, respectively. As of December 31, 2024, the amount of right-of-use assets and lease liabilities were $1.3 million and $1.5 million, respectively.

During the year ended December 31, 2025, the Company reassessed the lease term for its office headquarters and determined that the Company will not exercise the renewal option. This change in judgment resulted in a reduction of the lease term for the affected leases. As a result of the remeasurement, the Company reduced the right-of-use assets and lease liabilities by $0.5 million and $0.6 million, respectively.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for the years ended December 31, 2025 and 2024 was $0.2 million and $0.3 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

Maturities of lease liabilities as of December 31, 2025 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2026	$286
2027	183
2028	37
Total lease payments	506
Less imputed interest (based on 10.0% weighted-average discount rate)	(46)
Present value of lease liability	460	1.66
Less current portion	239
Lease liabilities, net of current portion	$221

18. STOCKHOLDERS’ EQUITY

Increase in Authorized Shares

On January 27, 2025, a Special Meeting of the Stockholders of the Company was held and stockholders approved an amendment to the Company’s Articles of Incorporation to increase the number of authorized shares of the Company’s common stock, par value $0.0001 per share, to 100,000,000 from 6,000,000.

Reverse Stock Split

On March 12, 2025, the Company implemented a 1-for-10 reverse stock split of its common stock. All share and per share data in these consolidated financial statements have been retrospectively adjusted to give effect to the stock split.

Issuance of Common Stock

2025

In February 2025, the Company issued 13,115 shares of common stock related to a legal settlement agreed upon in October 2024 where $0.1 million was recorded as stock to be issued as of December 31, 2024.

From June 26, 2025 through June 30, 2025, certain holders of the Notes converted $1.0 million of their Notes into 747,221 shares of common stock.

In June 2025, the Company issued 10,000 shares of common stock at $1.43 per share in satisfaction of the former Chief Executive Officer’s employment agreement. The Company recorded $14,300 of employee stock-based compensation included in compensation, commissions and benefits in the consolidated statements of operations.

In October 2025, the Company received $25,000 for the exercise of the 25,000 warrant shares related to a settlement and issued 25,000 shares of common stock at an exercise price of $1.00 per share.

In October 2025, the Company issued 462,331 shares of restricted common stock to the Company’s Board of Directors under its Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”) subject to certain vesting requirements. The total value of these RSA grants was $1.7 million for the year ended December 31, 2025, see Note 19 – Stock-Based Compensation.

In November 2025, the Company issued 91,315 shares of restricted common stock to consultants of the Company under its 2025 Plan subject to certain vesting requirements. The total value of these RSA grants was $0.2 million for the year ended December 31, 2025, see Note 19 – Stock-Based Compensation.

On November 11, 2025, the Company entered into a Securities Purchase Agreement with certain accredited investors, pursuant to which the Company sold 4,620,000 common shares at $1.60 per share, raising gross proceeds of $7.4 million, before deducting placement agent fees and other offering expenses payable by the Company of $0.8 million and charged to additional paid-in capital.

During the year ended December 31, 2025, the Company issued dividends of 58,079 shares of common stock computed using a VWAP of $2.58 per share to its Series B Preferred stockholders and recorded $0.2 million of preferred dividends.

During 2025, the Company sold 5,907,698 shares of common stock for gross proceeds of $8.3 million in at-the-market public placements. The Company recorded related offering costs that were charged to additional paid-in capital of $0.4 million as of December 31, 2025.

During 2025, the Company issued a cumulative 9,806,209 shares of common stock as a result of various preferred stock conversions as noted below.

See Note 25, Subsequent Events for common stock issued in 2026.

2024

On September 5, 2024, the Company entered into a Securities Purchase Agreement with a single institutional investor for the sale of 9,282 shares of common stock for $10.00 per share, and the sale of pre-funded warrants for $9.999 per warrant. The warrants permitted the purchase of 34,920 shares of common stock for $0.001 per share. The warrants were exercised on September 6, 2024.

On October 15, 2024, the Company issued 18,000 shares of common stock to its prior Chief Executive Officer at $5.00 per share in satisfaction of a bonus obligation and issued 40,000 shares of common stock as inducement for continued services after the Merger.

Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, the Company issued a total of 19,000 shares of common stock to Esping, WPE and Grammen, and Eastside was released from liability for $0.2 million of unsecured debt. In addition, the Company converted 200,000 shares of its Series C Preferred Stock owned by the SPV to 183,784 shares of its common stock. The Investors of the SPV subsequently surrendered for cancellation to the Company 98,777 shares of its common stock for Bridgetown Spirits and Craft C+P representing a net amount of (79,767) shares. See Note 5 – Debt Exchange Agreement.

During November 2024, the Company entered into Securities Purchase Agreements for the sale of securities consisting of 68,621 shares of common stock for gross proceeds of $0.4 million before deducting the expenses of the offering.

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

During the year ended December 31, 2024, the Company issued dividends of 17,773 shares of common stock at $8.44 per share to its Series B Preferred stockholders.

ELOC Agreement

On December 31, 2024, the Company entered into entered into a Common Stock Purchase Agreement and related Registration Rights Agreement (collectively, the “ELOC Agreement”) with an institutional investor (the “Purchaser”) pursuant to which the Company agreed to sell, and the Purchaser agreed to purchase, up to $35 million of the Company’s common stock, subject to a sale limit of 19.99% of the outstanding shares of the Company’s common stock

On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the maximum amount under the ELOC Agreement from $35 million to $10 million. On September 8, 2025, the Company again amended the ELOC Agreement to increase the commitment amount by $10 million, to maximum total sales of up to $20 million, and to remove minimum closing price conditions for effecting purchases under the ELOC Agreement. As a result, the Company may sell up to $12.5 million under the ELOC Agreement (after giving effect to prior sales) beginning after January 11, 2026, see Note 25 – Subsequent Events. During the year ended December 31, 2025, the Company sold and issued a total of 5,694,515 shares of common stock for an aggregate purchase price of $7.5 million to the Purchaser. The Company recorded offering costs as a charge to additional pain-in capital that related to the ELOC Agreement of $0.5 million as of December 31, 2025. See Note 25, Subsequent Events for sales under the ELOC in 2026.

Preferred Stock

The Company has 100 million shares of preferred stock authorized at a par value of $0.0001 per share.

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

During the year ended December 31, 2025, 2,000,000 shares of Series A Preferred Stock were converted into 571,428 shares of common stock, see Note 25 – Subsequent Events.

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

The Series B Preferred Stock accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For both the years ended December 31, 2025 and 2024, the Company accrued $0.2 million of preferred dividends. During the year ended December 31, 2025, the Company issued dividends of 58,079 shares of common stock computed using a VWAP of $2.58 per share. During the year ended December 31, 2024, the Company issued dividends of 17,773 shares of common stock computed using a VWAP of $8.44 per share.

Issuance of Series C Preferred Stock

During 2024, the SPV converted 200,000 shares of its Series C Preferred Stock into 183,784 shares of common stock, see Note 5 – Debt Exchange Agreement. In January 2025, the Certificate of Designation was withdrawn for the Series C Preferred Stock.

Issuance of Series D Preferred Stock

Each share of Series D Preferred Stock has a stated value of $10.00 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series D Preferred Stock with an initial conversion price of $18.00 per share. Each share of Series D Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series D Preferred Stock share divided by the Series D Preferred Stock conversion price. In the event that the Company declares a dividend payable in cash or stock to holders of any class of the Company’s stock (including the Series B Preferred Stock), the holder of a share of Series D Preferred Stock will be entitled to receive an equivalent dividend on an as-converted basis. In the event of a liquidation of the Company, the holders of Series D Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis equally with the Series C Preferred Stock and Series E Preferred Stock, subordinate only to the senior position of the Series B Preferred Stock. The number of shares of common stock into which a holder may convert Series D Preferred Stock is limited by a beneficial ownership limitation of 9.99%. The Series D Preferred Stock conversion price and the floor price will be subject to equitable adjustment in the event of stock splits, reverse splits and similar events. The Series D Preferred Stock is non-voting. In January 2026, the Certificate of Designation was withdrawn for the Series D Preferred Stock.

Pursuant to the terms of the Debt Exchange Agreement on October 7, 2024, the Company issued a total of 255,474 shares of Series D Preferred Stock to Bigger and District 2, and they released the Company from liability for $2.6 million of unsecured debt. See Note 5 – Debt Exchange Agreement.

In conjunction with the Senior Secured Notes entered into on November 14, 2024, the Company entered in a side letters with Bigger and District 2 to each convert $0.3 million of Series D Preferred Stock beginning on April 7, 2025 at a conversion price equal to the lower of $5.00 per share or the five-day VWAP price ending on April 7, 2025, but not less than $2.50 per share.

During the year ended December 31, 2025, 255,474 shares of Series D Preferred Stock were converted into 371,559 shares of common stock.

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

On October 21, 2025, the Company entered into a letter agreement with the investors pursuant to which they agreed to the redemption of their shares of Series E Preferred Stock in exchange for payment of $2.0 million. The Company redeemed the Series E Preferred Stock on November 12, 2025 and recorded a deemed dividend of $1.4 million. The deemed dividend was computed as the difference between the redemption cost of $2.0 million less the original equity recorded upon issuance of $0.6 million. The shares were returned to the Company’s treasury and cancelled and subsequently the Certificate of Designation was withdrawn for the Series E Preferred Stock.

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

The Series F and F-1 Preferred Stock was valued at $48.2 million, see Note 4 - Merger. The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025. During the year ended December 31, 2025, 59,214,160 and 437,523 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,965,178 shares of common stock, see Note 25 – Subsequent Events.

On July 23, 2025, the Company entered into an agreement with a holder of and effected the exchange of 8,356,151 shares of Series F Preferred Stock and 68,951 shares of Series F-1 Preferred Stock of the Company in exchange for the issuance to the holder of 8,425,102 shares of Series A Preferred Stock.

In conjunction with the Senior Secured Notes entered into on November 14, 2024, the Company entered in a side letters which permitted an affiliate who invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock for a $0.4 million 120-day promissory note and has substantially identical terms to the Senior Secured Notes, except it is subordinated with respect to its security interest. This affiliate exchanged 896,667 shares of Series F Preferred Stock. Additional side letters permitted two investors to each receive 250,000 shares of Series F Preferred Stock. The net amount of these side letters was (396,667) shares, see Note 16 – Secured Credit Facilities.

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

During the year ended December 31, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million. The Company incurred offering costs of $6,270 related to the offering. During 2024, the Company sold 4,484,314 shares of Series G Preferred Stock and 2,242,157 five-year Warrants to purchase a total of 448,431 shares of common stock for total gross proceeds of $2.3 million. In addition, in February 2025, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares of common stock.

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

During the year ended December 31, 2025, 12,435,879 shares of Series G Preferred Stock were converted into 2,898,044 shares of common stock, see Note 25 – Subsequent Events.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock that were issuable as of December 31, 2024. In addition, in January 2025, the Company issued 19,698 shares of Series G Preferred Stock for legal services of $10,000.

On December 31, 2024, the Company issued a consultant 250,000 shares of Series G Preferred Stock as consideration for the waiver and release of certain contractual rights under which the Company also paid $0.1 million.

On December 31, 2024, the Company issued 573,925 shares of Series G Preferred Stock as a commission fee related to the ELOC Agreement and recorded $0.6 million of deferred offering costs included in other assets on the consolidated balance sheets as of December 31, 2024.

Warrants

During the year ended December 31, 2025, the Company sold shares of Series G Preferred Stock and in conjunction issued warrants to purchase a total of 320,862 shares of common stock. The Company recorded offering costs of $6,270 as of December 31, 2025. In addition, the Company’s Chief Executive Officer converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares. The Warrants have a term of five years from issuance and are exercisable at an exercise price of $6.50 per share. During the fourth quarter of 2024, the Company sold shares of Series G Preferred Stock and in conjunction issued warrants to purchase a total of 224,216 shares of common stock.

On November 11, 2025, in connection with the Securities Purchase Agreement, the Company issued warrants to purchase 277,200 shares of common stock exercisable for a five-year period at an exercise price of $2.48 per share. The warrants were treated as an offering cost within additional paid-in capital and had no net accounting effect.

In July 2025, the Company issued warrants to purchase a total of 25,000 shares of common stock in connection with a settlement. The warrants were exercised in October 2025 at $1.00 per share.

During November 2024, the Company entered into Securities Purchase Agreements for the sale of 68,627 shares of common stock and warrants to purchase a total of 34,332 shares of common stock. Each warrant is exercisable to purchase common stock at a price per share of $6.50. The holder’s ability to exercise a warrant will terminate on the later of the third anniversary of the issue date for the warrant or the first anniversary of the stockholder approval of an increase in the authorized shares of common stock.

On November 14, 2024, the Company sold $1.9 million in aggregate principal amount of the Notes and Pre-Funded Warrants (the “Warrants”) to purchase a total of 36,360 shares of common stock for net proceeds of $1.6 million in the applicable offering. The Warrants have a term of five years from issuance and are exercisable at an exercise price of $5.00 per share (of which all but $0.001 per share was pre-funded by each Investor). The Warrants became exercisable on March 7, 2025, upon stockholder approval of the issuance of the common stock upon exercise of the Warrants. If at any time after exercising the Warrants, there is no effective registration statement registering the shares underlying the Warrants, or the prospectus contained therein is not available for use, then the Warrants may also be exercised, in whole or in part, by means of a “cashless exercise.” The Company recorded a debt discount related to the warrants of $24,372 as of December 31, 2024, see Note 16 – Secured Credit Facilities.

On May 16, 2024, the Company entered into a Loan Agreement with the SPV, Aegis, Bigger, District 2, and LDI. With each 2024 Secured Note, the Company issued a Warrant to purchase a share of the Company’s common stock for $50.00 exercisable for five years after December 2, 2024 if on November 29, 2024 the 2024 Secured Note issued to the Warrant-holder remains unsatisfied. LDI received a Warrant to purchase 59,802 shares and each of Bigger and District 2 received a Warrant to purchase 29,901 shares. The Company recorded a debt discount of $0.3 million as of December 31, 2024. These warrants were cancelled as part of the Debt Exchange Agreement, see Note 5 - Debt Exchange Agreement.

The estimated fair value of the new warrants issued in 2025 and 2024 was based on a combination of closing market trading price on the date of issuance for the public offering warrants, and the Black-Scholes option-pricing model, using the weighted average assumptions below:

	2025	2024
Volatility	100-161%	100%
Risk-free interest rate	3.68 - 4.46%	4.29%
Expected term (in years)	4.00-5.00	4.83
Expected dividend yield	-	-
Grant-date fair value of common stock	$0.66 - $8.60	$4.76

A summary of all Warrant share activity as of and for the years ended December 31, 2025 and 2024 is presented below:

	Warrant Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	20,167	3.8	$348.70	$-
Granted	414,494	4.6	18.90	1.0
Expired	(119,605)	4.3	50.00	-
Outstanding as of December 31, 2024	315,056	4.6	28.20	1.0
Additions due to price protection adjustment	5,430,468	4.3	0.66	5.8
Issued with Series G Preferred Stock units sold	389,490	4.0	0.66	0.4
Granted	302,200	4.7	2.36	-
Exercised	(25,000)	-	1.00	-
Expired	(1,083)	-	(767.54)	-
Outstanding as of December 31, 2025	6,411,131	4.1	$1.76	$6.4

On March 25, 2025, the Company sold shares under the ELOC Agreement at $1.67 per share, which was less than the exercise price of the Warrants issued in the Company’s Series G Preferred Stock offering, resulting in the reduction of the exercise price of the warrants to $1.67 per share and an increase in common shares issuable upon exercise of 1,774,986 under the full price protection adjustment of the Warrants. On June 16, 2025, the Company sold shares under the ELOC Agreement at $0.66 per share, which was less than the exercise price of the Warrants adjusted in March 2025, resulting in the reduction of the exercise price of the warrants to $0.66 per share and an increase in common shares issuable upon exercise of 3,655,482 under the full price protection adjustment of the Warrants. The Company recorded an additional deemed dividend related to the Warrants’ price protection of $5.3 million for the year ended December 31, 2025, see Note 25 – Subsequent Events.

Beeline Warrants

In the Merger Agreement in 2024, the Company agreed to assume 5,868 outstanding Beeline Warrants with an exercise price of $231.20 per share. The new Warrants have not been issued as of the date of this Report.

19. STOCK-BASED COMPENSATION

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). As of December 31, 2025 and 2024, there were 29 and 104 options outstanding under the 2016 Plan, respectively. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Plan, and on August 1, 2025 the Board of Directors adopted the 2025 Plan.

2025 Equity Incentive Plan

The 2025 Plan initially authorized 4,588,802 shares of common stock, which was equal to 15% of the outstanding shares of common stock on a fully-diluted basis available for award under the 2025 Plan. The 2025 Plan provides for an annual increase to such available number of shares by 5% of the shares of common stock outstanding on a fully-diluted basis each year for a period of seven years, with the first such increase to occur on January 1, 2026. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards. Awards generally vest based on continued service over periods ranging from one to three years. Stock options generally have a contractual term of ten years from the grant date.

Stock Options

A summary of all stock option activity as of and for the years ended December 31, 2025 and 2024 is presented below:

	# of Options	Weighted-Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2023	212	0.3	$579.50	$-
Options forfeited	(108)		1,215.91
Outstanding as of December 31, 2024	104	0.2	$304.34
Options granted	1,552,000		0.94
Options forfeited from 2016 Plan	(75)		304.39	$-
Outstanding as of December 31, 2025	1,552,029	9.4	$0.95	$1.2
Exercisable as of December 31, 2025	468,029	9.4	$0.92	$0.4

As of December 31, 2025, there were 1,084,000 unvested options with an aggregate grant date fair value of $3.8 million. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is two years from the grant date. The aggregate intrinsic value of unvested options as of December 31, 2025 was $0.8 million. During the year ended December 31, 2025, 468,000 options vested.

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

The following assumptions were used in the Black-Scholes valuation model for options granted during the year ended December 31, 2025:

Volatility	138-163%
Risk-free interest rate	3.76% - 4.13%
Expected term (in years)	5.17-5.75
Expected dividend yield	-
Exercise price of common stock	$0.92 - $1.51

The weighted-average grant-date fair value per share of stock options granted during the year ended December 31, 2025 was $3.52 per share. The aggregate grant date fair value of the 1,552,000 options granted during the year ended December 31, 2025 was $5.5 million.

For the year ended December 31, 2025, net compensation expense related to stock options was $2.5 million and included in compensation, commissions and benefits in the consolidated statements of operations. As of December 31, 2025, the total compensation expense related to stock options not yet recognized is $3.0 million, which is expected to be recognized over a weighted-average period of 0.86 years.

See Note 25, Subsequent Events for stock option activity in 2026.

Restricted Stock Awards

Restricted stock awards (“RSAs”) represent issued shares of common stock that vest based on continued service. Compensation cost is measured based on the grant-date fair value of the Company’s common stock and recognized over the vesting period. Unvested RSAs are subject to forfeiture and are not considered outstanding for earnings per share purposes until vested.

A summary of all RSA activity as of and for the year ended December 31, 2025 is presented below:

	# of RSAs	Weighted-Average Fair Value
Unvested as of December 31, 2023	-	$-
Unvested as of December 31, 2024	-	$-
Granted	553,647	$3.58
Released	(260,482)	(3.76)
Unvested as of December 31, 2025	293,165	$3.42

Stock-based compensation expense related to RSAs for the year ended December 31, 2025 was $1.2 million and included in general and administrative expenses in the consolidated statements of operations. The total value of RSA grants was $1.9 million for the year ended December 31, 2025. As of December 31, 2025, total unrecognized compensation cost related to unvested RSAs was $0.7 million, which is expected to be recognized over a weighted-average period of 1.24 years and included in additional paid-in capital on the consolidated balance sheets.

Restricted Stock Units

Restricted stock units (“RSUs”) generally vest based on performance targets or continued service over a period of time and represent the right to receive one share of the Company’s common stock for each RSU that vests. The grant-date fair value of RSUs is measured based on the closing price of the Company’s common stock on the grant date. The Company accounts for forfeitures as they occur.

A summary of all RSU activity as of and for the year ended December 31, 2025 is presented below:

	# of RSUs	Weighted-Average Fair Value
Unvested as of December 31, 2023	-	$-
Unvested as of December 31, 2024	-	$-
Granted	190,000	$3.48
Unvested as of December 31, 2025	190,000	$3.48

Stock-based compensation expense related to RSUs for the year ended December 31, 2025 of $0.4 million was included in general and administrative expenses and $0.1 million was included in compensation, commissions and benefits in the consolidated statements of operations. The total value of RSU grants was $0.7 million for the year ended December 31, 2025. As of December 31, 2025, total unrecognized compensation cost related to unvested RSAs was $0.2 million.

RSUs are settled in shares of the Company’s common stock upon vesting. Shares withheld to satisfy employee tax withholding obligations are accounted for as equity transactions.

See Note 25, Subsequent Events for RSU activity in 2026.

20. COMMITMENTS AND CONTINGENCIES

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

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint against 28 defendants, of which Beeline Loans is included as a defendant in the US District Court, Middle District of Tennessee. On February 23, 2026, the plaintiffs filed an amended complaint removing 17 defendants, adding additional plaintiffs and adding additional description of Optimal Blue’s products to the complaint. Beeline Loans remains a defendant in the amended complaint. The complaint alleges Beeline Loans’ use of Optimal Blue’s pricing software violated federal antitrust laws. The Company intends to defend the case vigorously.

On March 1, 2023, Sandstrom Partners, Inc. filed a complaint in the Circuit Court of the State of Oregon for the County of Multnomah alleging the Company failed to pay for its services pursuant to an agreement entered into on October 16, 2019. The complaint sought damages of $0.2 million, plus a judicial declaration, due to Eastside’s failure to pay for the services. Eastside believed that it paid for services rendered. On October 28, 2024, Eastside signed a term sheet to settle the case for $0.1 million paid in 2024 and $0.1 million in stock to be paid of 13,115 shares of common stock that was subsequently issued in February 2025. These settlement expenses were included in general and administrative expenses in the consolidated statements of operations and comprehensive loss for the year ended December 31, 2024.

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

21. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of December 31, 2025, there were two accounts that exceeded the limit by $2.6 million. As of December 31, 2024, there was two accounts that exceeded the limit by $2.4 million.

The Company previously relied on one lender for the warehouse line it uses to fund the mortgage loans it makes to its customers, which was limited to a maximum of $5.0 million, see Note 13 – Warehouse Lines of Credit. In October 2025, the Company expanded its warehouse lines to $25.0 million tripling its prior $5.0 million line to $15.0 million and adding two new $5.0 million lines with new lenders.

The Company sold its mortgage loans to nine and seven investors for the year ended December 31, 2025 and the period October 8, 2024 – December 31, 2024, respectively.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $0.6 million as of December 31, 2025. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

22. INCOME TAXES

The Company adopted ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, as of January 1, 2025. The amendments enhanced the transparency of income tax disclosures and did not have a material impact on the Company’s financial statements.

The Company maintains deferred tax assets and liabilities that reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

The items accounting for the difference between income taxes at the effective statutory rate and the provision for income taxes were as follows for the years ended December 31:

(Dollars in thousands)	2025	%	2024	%
Expected federal income tax benefit	$(4,910)	21.0%	$(2,139)	16.3%
State income taxes after credits	-	-	(1,145)	8.8%
Change in allowance	(7,924)	33.9%	3,284	(25.1)%
Non-taxable items:
Adjustments to predecessor operating loss carryforwards	(2,474)	10.6%	-	-
Return to provision adjustments	15,032	(64.3)%	-	-
Other	276	(1.2)%	-	-
Total provision for income taxes	$-		$-

The Company’s approximate net deferred tax assets (liabilities) were as follows as of December 31:

(Dollars in thousands)	2025	2024
Current deferred tax assets (liabilities)
Accrued liabilities	$35	$-
Mortgage loans held for sale, net, at fair value	(51)	(57)
Total current deferred tax assets (liabilities)	(16)	(57)

Non-current deferred tax assets (liabilities)
Net operating loss carryforwards	18,262	34,853
Stock-based compensation	1,438	947
Right-of-use assets	(88)	-
Property and equipment, net	(2,529)	(2,369)
Intangible assets, net	(1,065)	(4,709)
Lease liabilities	102	-
Equity method investment	-	(129)
Total non-current deferred tax assets (liabilities)	16,120	28,593
Valuation Allowance	(16,104)	(28,536)
Net deferred tax assets (liabilities)	$-	$-

The gross operating loss carryforward was $77.0 million as of December 31, 2025. The Company provided a valuation allowance equal to the net deferred income tax assets (liabilities) for the years ended December 31, 2025 and 2024 because it was not known whether future taxable income will be sufficient to utilize the loss carryforward and other deferred tax assets (liabilities).

Additionally, the future utilization of the net operating loss carryforward to offset future taxable income is subject to an annual limitation as a result of ownership or business changes that may occur in the future. The Company has not conducted a study to determine the limitations on the utilization of these net operating loss carryforwards. If necessary, the deferred tax assets (liabilities) will be reduced by any carryforward that may not be utilized or expires prior to utilization as a result of such limitations, with a corresponding reduction of the valuation allowance.

The Company does not have any uncertain tax positions or events leading to uncertainty in a tax position. The Company’s 2022, 2023, and 2024 Corporate Income Tax Returns are subject to Internal Revenue Service examination.

23. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share as of December 31, 2025 and 2024. As of December 31, 2025, there were 9.2 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 2.4 million under preferred stock, 6.3 million under warrants and 0.5 million stock options. As of December 31, 2024, there were 7.7 million shares of common stock equivalents that were antidilutive due to the Company’s net loss.

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

Beginning in June 2025, the Company has partnered with TYTL. TYTL finances certain residential real estate transactions funded through the sale of a cryptocurrency token which is backed by real property. In these transactions, TYTL purchases equity from homeowners seeking liquidity, funding such purchases from the sale of the cryptocurrency tokens. The Company provides TYTL with certain services in connection with these transactions, specifically through providing access to its platform, and providing title and escrow services through Beeline Title Holdings in exchange for cash fees. Other than providing title and escrow services as noted above, the Company is not involved in any cryptocurrency or other transactions of TYTL. During June 2025, Beeline Title Holdings closed its first such residential real estate transaction funded through the sale of a cryptocurrency token backed by real property. During the year ended December 31, 2025, the Company recorded $22,009 of revenue related to this transaction, of which $16,100 was included in accounts receivable, net – related party on the consolidated balance sheets as of December 31, 2025. On December 19, 2025, the Company advanced TYTL $0.4 million, included in due from affiliate on its consolidated balance sheets as of December 31, 2025. See Note 25, Subsequent Events for recent transactions.

During March 2025, Mr. Liuzza purchased 4,308,155 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 215,409 shares of common stock for total gross proceeds of $2.2 million. In addition, Mr. Liuzza converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 68,628 shares. During December 2024, Mr. Liuzza purchased 1,960,784 shares of Series G Preferred Stock and five-year Warrants to purchase a total of 98,040 shares of common stock for total gross proceeds of $1.0 million.

In February and March of 2025, Mr. Liuzza advanced the Company $0.1 million. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the Company amended the note to $0.4 million. As of December 31, 2025, the note was fully repaid.

In January 2025, Mr. Liuzza entered into a SAFE with MagicBlocks, an entity in which the Company also has a 47.6% ownership interest. In addition, Mr. Liuzza is a member of the board of directors and Christopher Moe, the Company’s Chief Financial Officer, is the Treasurer for MagicBlocks.

Jessica Kennedy, Beeline Financial’s Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the years ended December 31, 2025 and 2024, the Company had transactions of $15,702 and $7,457, respectively, with Tower Title.

Beeline Loans partnered with CredEvolv on February 26, 2025 to help declined borrowers improve their credit and secure mortgage approval. Steve Romano is co-founder and President of CredEvolv. Beeline Financial engaged Mr. Romano to provide certain consulting services pursuant to an agreement dated July 29, 2024 to continue until terminated by written notice. As of December 31, 2025, the Company paid Mr. Romano $0.1 million. In December 2025, the Company ended its consulting relationship with Mr. Romano. Mr. Romano continues to serve on the Company’s Board of Directors.

Beeline Loans is a member of The Mortgage Collaborative, which is an industry trade group founded by David Kittle. Beeline Loans pays membership fees of $3,500 to The Mortgage Collaborative. Mr. Kittle was appointed as Special Advisor to both the Company and Board of Directors on March 12, 2025.

2024 Secured Notes

During February 2024, LDI advanced the Company $0.6 million. On May 15, 2024, the Company entered into a Loan Agreement with LDI, see Note 16 - Secured Credit Facilities: 2024 Secured Notes.

25. SUBSEQUENT EVENTS

Stockholders’ Equity

Common Stock

During 2026, the Company issued 163,112 shares of common stock for gross proceeds of $0.5 million in at-the-market public placements pursuant to the ATM Agreement.

During 2026, investors converted Preferred Stock, see below, into 1,581,030 shares of common stock.

During 2026, the Company issued 482,801 shares of common stock upon the exercise of Warrants related to the Company’s Series G Preferred Stock offering for proceeds of $0.2 million.

During 2026, the Company issued 1,875 shares of common stock upon the exercise of stock options issued under its 2025 Plan for proceeds of $1,725.

In January 2026, the Company issued 100,000 shares of restricted common stock valued at $3.77 per share based on the 2025 grant date fair value to an employee under its 2025 Plan.

ELOC Agreement

During 2026, the Company sold and issued a total of 444,444 shares of common stock for an aggregate purchase price of $1.0 million to the Purchaser.

2025 Equity Incentive Plan

During 2026, the Company granted 293,000 stock options to employees with a fair market value of $0.7 million vesting over 10 months.

Series A Preferred Stock

During 2026, the remaining 6,425,102 shares of Series A Preferred Stock were converted or exchanged into a total of 1,483,356 shares of common stock. In March 2026, the Certificate of Designation was withdrawn for the Series A Preferred Stock.

Series D Preferred Stock

In January 2026, the Certificate of Designation was withdrawn for the Series D Preferred Stock.

Series F and F-1 Preferred Stock

During 2026, investors converted 258,152 shares of Series F and F-1 Preferred Stock into 25,815 shares of common stock.

Series G Preferred Stock

During 2026, investors converted 235,293 shares of Series G Preferred Stock into 71,859 shares of common stock.

Warrants

During 2026, investors exercised 482,801 Warrants for proceeds of $0.2 million related to the Company’s Series G Preferred Stock offering and the Company issued 452,475 shares of common stock, including 99,802 shares of common stock issued under the cashless exercise provision upon the exercise of 130,128 Warrants.

Related Party Transactions

As of March 31, 2026, the Company further advanced $0.1 million to TYTL and received payment of $0.3 million related to its advance of $0.4 million as of December 31, 2025. In addition, in January 2026, the Company entered into a Master Services Agreement with TYTL to provide certain services during the year 2026 for an annual fee of $0.2 million.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

The Company’s management, including the Chief Executive Officer and Chief Financial Officer, carried out an evaluation of the effectiveness of the Company’s disclosure controls and procedures (as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of the end of the period covered by this Report. These disclosure controls and procedures are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and (ii) accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. Based on this evaluation, the Company’s management concluded that our disclosure controls and procedures were not effective as of December 31, 2025 due to certain material weaknesses referred to below under “Management’s Report on Internal Control Over Financial Reporting.”

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rules 13a-15(f) and 15d-15(f). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 using the criteria established in Internal Control-Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). With the participation of our Chief Executive Officer and Chief Financial Officer, our management conducted an evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). This assessment of internal control over financial reporting includes an evaluation of policies and procedures that:

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

The Company’s management has determined that the Company does not have sufficient segregation of duties within accounting functions due to its limited accounting personnel. Management assessed the effectiveness of our internal control over financial reporting based on the parameters referred to above and has concluded that as of December 31, 2025, our internal control over financial reporting was not effective to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP as a result of the following material weaknesses:

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

We plan to rectify these weaknesses by implementing written policies and procedures for our internal control of financial reporting.

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

Changes in Internal Control Over Financial Reporting

No changes in the Company’s internal control over financial reporting occurred during the quarter ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. OTHER INFORMATION

Trading Arrangements

During the quarter ended December 31, 2025, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Unregistered Sales

On March 18, 2026, the Company sold a total of 444,444 shares of common stock for total gross proceeds of $1.0 million under the ELOC Agreement dated March 7, 2025. To the extent that such transaction was deemed to be unregistered, the transaction was exempt from registration under Section 4(a)(2) of the Securities Act of 1933 and Rule 506(b) thereunder.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS.

Not applicable

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The following is a brief description of the principal occupation and recent business experience of each of our executive officers and directors and their ages as of March 31, 2026:

Name	Age	Position
Nicholas R. Liuzza, Jr.	60	Chief Executive Officer and Director
Christopher R. Moe	70	Chief Financial Officer
Tiffany Milton	49	Chief Accounting Officer
Joseph Caltabiano	48	Director
Eric Finnsson	64	Director
Joseph Freedman	60	Director
Francis Knuettel II	59	Director
Stephen Romano	50	Director

Our Board currently consists of six members. All directors hold office until their successors have been elected and qualified or until their earlier death, resignation, disqualification, or removal. Board vacancies and newly created directorships resulting from an increase in the authorized number of directors may be filled by a majority vote of the directors then in office, even if less than a quorum, or by a sole remaining director. Our Board may establish the authorized number of directors from time-to-time by resolution.

There are no family relationships among our officers or directors.

Executive Officers

Nicholas R. Liuzza, Jr. became the Chief Executive Officer of the Company on March 7, 2025. He is also the Chief Executive Officer of Beeline Financial, the Company’s principal subsidiary. Mr. Liuzza co-founded Beeline Financial in 2019 and has served as its Chief Executive Officer since 2019. He has been a director of Red Cat Holdings, Inc. [Nasdaq: RCAT] since June 1, 2019.

Christopher R. Moe was appointed as our Chief Financial Officer on October 7, 2024 in connection with the Merger. Since June 2023, Mr. Moe has served as the Chief Financial Officer of Beeline Financial. Mr. Moe has been a director of Red Cat Holdings, Inc. [Nasdaq: RCAT] since February 16, 2022. On December 17, 2025, Mr. Moe was appointed a director of Datacentrex, Inc. (Nasdaq: DTCX). From 2018 until 2023, he was the Chief Financial Officer and a director of Yates Electrospace Corporation, a heavy payload, contested logistics drone provider.

Tiffany Milton was appointed as the Company’s Chief Accounting Officer on April 25, 2025. Ms. Milton served as the Company’s Controller since January 2021. Prior to joining the Company, Ms. Milton served as Director of Financial Reporting at Gemini Rosemont Commercial Real Estate from January of 2015 to December of 2020. She has over 20 years of experience in many industries, primarily in SEC reporting. She is a certified public accountant in the state of New Mexico.

Non-Employee Directors

Joseph Caltabiano was appointed to our Board on October 7, 2024 in connection with the Merger. Mr. Caltabiano’s career is currently focused on emerging medicine industries. As co-founder and CEO of Healing Realty Trust, a real estate investment company founded in 2023, he is devoted to developing clinical infrastructure necessary to support the administration of healthcare services and novel therapies in the behavioral health market. As founder of JSC Fund, which was founded in 2020, Mr. Caltabiano helps uncover and advance opportunities in cannabis and other regulated sectors. Mr. Caltabiano helped pioneer the cannabis industry by co-founding Cresco Labs in 2013, one of North America’s largest vertically integrated cannabis operators, which he grew into a multi-state operator with annualized revenue of over $250 million. Before focusing on emerging medicine industries, Mr. Caltabiano served as Senior Vice President of Mortgage Banking at Guaranteed Rate, one of the largest mortgage providers in the U.S.

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

Joseph Freedman Joseph Freedman was appointed to the Board on October 7, 2024, in connection with the Merger. He previously joined the Board of Beeline Financial in 2023 and currently serves as Lead Director of Red Cat Holdings, Inc. (Nasdaq: RCAT), where he has been a director since 2021 and previously chaired both the Compensation and Nominating & Governance Committees. Mr. Freedman also holds board roles at OneTap Maintenance (proptech), ResiCom Capital Partners (real estate investment), and Fluid Capital Network (financial services). From 2006 to 2024, he served as co-founder and CEO of Event Works Rental, a full-service event rental company. Earlier in his career, he founded and led companies in legal services, title insurance, software, and executive search. With a proven track record as both an operator and board member, Mr. Freedman brings deep cross-sector experience spanning finance, technology, and high-growth businesses.

Francis Knuettel II was appointed to the Board of Directors on May 14, 2025. Mr. Knuettel has been Chief Financial Officer of Pelthos Therapeutics Inc. (NYSE American: PTHS) since June 2022 and was Pelthos’ Chief Executive Officer from July 2023 through July 20025. He was also a director of Pelthos from August 2024 through July 2025. Prior to that, from December 2020 to March 2022, he served as Chief Executive Officer and director of Unrivaled Brands, Inc. (OTCQX: UNRV).

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

Board Committees

Audit Committee

Our Audit Committee oversees the engagement of our independent registered public accounting firm, reviews our audited financial statements, meets with our independent registered public accounting firm to review internal controls and reviews our financial plans. Our Audit Committee currently consists of Eric Finnsson, who is the Chair of the Committee, Joseph Freedman and Stephen Romano. Each of Messrs. Finnsson, Freedman and Romano has been determined by our Board to be independent in accordance with Nasdaq and SEC standards. Our Board has also designated Mr. Finnsson as an “audit committee financial expert” as the term is defined under SEC regulations and has determined that Mr. Finnsson possesses the requisite “financial sophistication” under applicable Nasdaq Rules. The Audit Committee operates under a written charter which is available on our website at https://makeabeeline.com/investor-relations/. Our website is not part of this Report. Both our independent registered public accounting firm and internal financial personnel regularly meet with our Audit Committee and have unrestricted access to the Audit Committee. Each member of the Audit Committee is able to read and understand fundamental financial statements, including our consolidated balance sheets, consolidated statements of operations and consolidated statements of cash flows. Further, no member of the Audit Committee has participated in the preparation of our consolidated financial statements, or those of any of our current subsidiaries, at any time during the past three years.

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

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has at any time been an officer or employee of Beeline or of any subsidiary or affiliate of Beeline. None of the members was party to any transaction or had any related party relationship with Beeline or any of its subsidiaries or affiliates during the year ended December 31, 2025, except as disclosed under “Certain Relationships and Related Party Transactions.” In addition, Messrs. Freedman, Moe and Liuzza are members of the Board of Directors of Red Cat Holdings, Inc. [Nasdaq: RCAT].

Nominating and Corporate Governance Committee

Our Nominating and Corporate Governance Committee (the “Nominating Committee”) evaluates the composition, size and governance of our Board and its committees, evaluates and recommends candidates for election to our Board, establishes a policy for considering stockholder nominees and reviewing our corporate governance principles and provides recommendations to the Board. Our Nominating Committee currently consists of Joseph Caltabiano, who is the Chair of the Committee, Eric Finnsson and Joseph Freedman, each of whom has been determined by our Board to be independent in accordance with Nasdaq standards.

Code of Business Conduct and Ethics

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

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, executive officers, and persons who own more than 10% of our common stock to file initial reports of ownership and changes in ownership of our common stock and other equity securities with the SEC. These individuals are required by the regulations of the SEC to furnish us with copies of all Section 16(a) forms they file. Based solely on a review of the copies of the forms furnished to us, we believe that all filing requirements applicable to our officers, directors and 10% beneficial owners were complied with during 2025, except for two Form 4’s for Mr. Liuzza, reporting the purchase of shares of the Company’s common stock and the purchase of shares of the Company’s Series G Convertible Preferred Stock and Warrants to purchase common stock, not timely filed due in each case to an administrative error.

Item 11. EXECUTIVE COMPENSATION

Summary Compensation Table

The following table sets forth the compensation awarded to, earned by or paid to our Chief Executive Officer (principal executive officer) and named executive officers, for services rendered during the fiscal years ended December 31, 2025 and 2024. The term “named executive officer” means each of the Company’s principal executive officer, each individual who served as a principal executive officer during 2025, the two most highly paid executive officers with compensation exceeding $100,000 during the fiscal year ended December 31, 2025 and up to two additional individuals who would qualify under the preceding category but for the fact that they did not serve as an executive officer as of December 31, 2025.

Name and Position	Year	Salary ($)	Bonus ($)		Stock Awards ($)		Option Awards ($)		Total ($)
Nicholas R. Liuzza, Jr.	2025	30,000	-		46,080	(2)	46,080	(2)	76,080
Chief Executive Officer (1)	2024	30,000	-		-		-		30,000

Geoffrey Gwin	2025	200,000	-		14,300	(4)	-		214,300
Former Chief Executive Officer and Chief Financial Officer; Current President of Bridgetown Spirits Corp. (3)	2024	350,000	190,000	(5)	-		232,000	(6)	772,000

Christopher R. Moe	2025	180,000	-		-		216,576	(8)	396,576
Chief Financial Officer (7)	2024	150,000	140,672	(9)	-		-		290,672

Tiffany Milton	2025	165,000	-		-		32,256	(11)	197,256
Chief Accounting Officer (10)	2024	-	-		-		-		-

(1)	Mr. Liuzza was appointed as the Chief Executive Officer of the Company on March 7, 2025.
(2)	Represents an award of 50,000 stock options under the Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”) exercisable at $0.9216 per share, vesting annually in equal amounts over two years from May 28, 2025, subject to continued service on the applicable vesting date.

(3)	Mr. Gwin served as the Company’s Chief Executive Officer until his resignation from such role on March 7, 2025. He also previously served as Chief Financial Officer until his resignation from such role on October 7, 2024, and as President of Bridgetown Spirits until the sale of that entity on July 25, 2025.
(4)	In connection with Mr. Gwin’s resignation as Chief Executive Officer of the Company and appointment as President of Bridgetown Spirits, in April 2025 the Board approved and the Company issued Mr. Gwin 10,000 shares of common stock at $1.43 per share.
(5)	Represents 3,279 shares of common stock issued at $30.50 per share in lieu of a $100,000 bonus payment, and 18,000 shares of common stock at $5.00 per share which the Company issued to Mr. Gwin in lieu of a $90,000 bonus payment for special services performed in 2024, as elected by Mr. Gwin. See “Employment Agreements-Geoffrey Gwin” below for more information.
(6)	Represents 40,000 shares of restricted common stock issued at $5.80 per share which the Company issued to Mr. Gwin pursuant to his Employment Agreement, as amended. See “Employment Agreements-Geoffrey Gwin” below for more information.
(7)	Mr. Moe was appointed as the Chief Financial Officer of the Company on October 7, 2024.
(8)	Represents an award of 235,000 stock options under the 2025 Plan exercisable at $0.9216 per share, vesting annually in equal amounts over two years from May 28, 2025, subject to continued service on the applicable vesting date.
(9)	Reflects a cash bonus earned by Mr. Moe in connection with a recapitalization transaction in June 2024, of which $20,096 was paid in 2024 and the balance was paid in 2025.
(10)	Ms. Milton was appointed as the Chief Accounting Officer of the Company on April 25, 2025. Does not include a total of $170,000 of compensation Ms. Milton received in 2024 prior to being appointed Chief Accounting Officer.
(11)	Represents an award of 35,000 stock options under the 2025 Plan exercisable at $0.9216 per share, vesting annually in equal amounts over two years from May 28, 2025, subject to continued service on the applicable vesting date.

Outstanding Equity Awards at 2025 Fiscal Year-End

Listed below is information with respect to unvested stock awards for each named executive officer outstanding as of December 31, 2025:

Name	Number of securities underlying unexercised options (#) exercisable	Number of securities underlying unexercised options (#) unexercisable (1)	Equity incentive plan awards: Number of securities underlying unexercised unearned options (#)	Option Exercise Price ($)	Option Expiration Date

Nicholas R. Liuzza, Jr.	-	50,000	-	$0.9216	May 28, 2035
Christopher R. Moe	-	235,000	-	$0.9216	May 28, 2035
Tiffany Milton	-	35,000	-	$0.9216	May 28, 2035

(1)	Represents stock options that were granted under the 2025 Plan, vesting annually in equal amounts over two years from May 28, 2025, subject to continued service on the applicable vesting date.

Employment Agreements

Nicholas R. Liuzza, Jr. Mr. Liuzza was appointed the Chief Executive Officer of the Company on March 7, 2025 and receives compensation of $30,000 annually.

Christopher R. Moe. Mr. Moe was appointed as the Chief Financial Officer of the Company on October 7, 2024 and receives a monthly salary of $15,000.

Tiffany Milton. Ms. Milton was appointed as the Chief Accounting Officer of the Company on April 25, 2025 and receives a monthly salary of $13,750.

Director Compensation

The following table sets forth the compensation awarded to, earned by or paid to the non-employee members of our Board for services rendered as a director during the fiscal year ended December 31, 2025.

Name	Fees Earned ($)	Stock Awards ($)(1)		All Other Compensation ($)		Total ($)
Joseph Caltabiano	57,500	486,273	(2)	-		543,773
Eric Finnsson	62,500	335,198	(3)	-		397,698
Joseph Freedman	60,000	517,414	(4)	-		577,414
Francis Knuettel II	50,000	494,739	(5)	-		544,739
Stephen Romano	50,000	288,265	(6)	105,000	(7)	443,265

(1)	All amounts reflect the aggregate grant date fair value calculated based on the closing price of the Company’s common stock on October 1, 2025 of $3.77 per share. These amounts do not reflect the actual economic value realized by the director.
(2)	Represents (i) 49,818 shares of vested common stock in lieu of cash for prior services, (ii) 30,000 shares of common stock vesting one-third annually over three years from May 28, 2025, (iii) 19,166 shares of common stock vesting on May 28, 2026 and (iv) 30,000 restricted stock units vesting on the earlier of one year from the grant date or delivery of a final report by a special committee of the Board.
(3)	Represents (i) 48,913 shares of vested common stock in lieu of cash for prior services, (ii) 30,000 shares of common stock vesting one-third annually over three years from May 28, 2025 and (iii) 10,000 shares of common stock vesting on May 28, 2026.
(4)	Represents (i) 99,638 shares of vested common stock in lieu of cash for prior services, (ii) 30,000 shares of common stock vesting one-third annually over three years from May 28, 2025, (iii) 28,333 shares of common stock vesting on May 28, 2026, and (iv) 30,000 restricted stock units vesting on the earlier of one year from the grant date or delivery of a final report by a special committee of the Board.
(5)	Represents (i) 30,000 shares of common stock vesting one-third annually over three years from May 28, 2025, (ii) 10,000 shares of common stock vesting on May 28, 2026, and (iii) 30,000 restricted stock units vesting on the earlier of one year from the grant date or delivery of a final report by a special committee of the Board.
(6)	Represents (i) 30,797 shares of vested common stock, (ii) 30,000 shares of common stock vesting one-third annually over three years from May 28, 2025, and (iii) 15,666 shares of common stock vesting on May 28, 2026.
(7)	Represents fees paid to the director for consulting services unrelated to his service as a director pursuant to a consulting agreement which was terminated in December 2025. See “Certain Relationships and Related Party Transactions.”

Equity Compensation Plan Information

The following table provides information concerning compensation plans under which our equity securities are authorized for issuance as of December 31, 2025:

Plan Category	Number of shares to be issued upon exercise of outstanding options, SARs and Warrants	Weighted Average Exercise Price of Outstanding Options	Number of Options Remaining for Future Issuance Under Equity Compensation Plan
Equity compensation plans approved by security holders (1)	1,742,000	$0.95	2,324,470
Equity compensation plans not approved by security holders	-	-	-
Total	1, 742,000	$0.95	2,324,470

(1)	On August 1, 2025, the Company’s Board of Directors adopted the 2025 Plan and it was approved by stockholders on October 2, 2025. The 2025 Plan initially authorized 4,588,802 shares of common stock, which was equal to 15% of the outstanding shares of common stock on a fully-diluted basis available for award under the 2025 Plan. The 2025 Plan provides for an annual increase to such available number of shares by 5% of the shares of common stock outstanding on a fully-diluted basis each year for a period of seven years, with the first such increase to occur on January 1, 2026. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards.

Item 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

PRINCIPAL STOCKHOLDERS

The following table sets forth the number of shares of our common stock beneficially owned as of March 31, 2026 by (i) our named executive officers, (ii) each director, (iii) those persons known by us to be owners of more than 5% of our common stock, and (iv) all of our executive officers and directors as a group. Unless otherwise specified in the footnotes to this table, the address for each person is: c/o Beeline Holdings, Inc., 188 Valley Street, Suite 225, Providence, RI 02909.

Title of Class of Stock	Beneficial Owner Name & Address	Amount of Class of Stock Beneficially Owned (1)	Percent of Class of Stock Beneficially Owned (1)
	Executive Officers and Directors
Common Stock	Nicholas R. Liuzza, Jr., Chief Executive Officer and Director (2)	8,226,773	23.9%
Common Stock	Christopher R. Moe, Chief Financial Officer (3)	157,500	*
Common Stock	Tiffany Milton, Chief Accounting Officer (4)	28,009	*
Common Stock	Eric Finnsson, Director (5)	90,926	*
Common Stock	Joseph Caltabiano, Director (6)	98,984	*
Common Stock	Joseph Freedman, Director (7)	482,295	1.6%
Common Stock	Stephen Romano, Director (8)	76,463	*
Common Stock	Francis Knuettel II, Director (9)	40,000	*
Common Stock	All directors and executive officers as a group (8 persons)	9,200,950	26.5%
5% or more Stockholders
Common Stock	Sansar Capital Master Fund LP (10)	2,248,560	6.5%
Common Stock	AWM Investment Co Inc. (11)	1,875,000	5.4%

*Less than 1%.

(1) Applicable percentages are based on 30,647,369 shares of common stock outstanding as of March 31, 2026. Shares of common stock subject to options, warrants, convertible preferred stock and other derivative securities currently exercisable or convertible, or exercisable or convertible within 60 days are deemed outstanding for computing the percentage of the person holding such securities but are not deemed outstanding for computing the percentage of any other person. Does not include options held by our management, which are subject to performance standards. Unless otherwise indicated in the footnotes to this table, the Company believes that each of the shareholders named in the table has sole voting and investment power with respect to the shares indicated as beneficially owned by them.

(2) Nicholas R. Liuzza, Jr. Common stock beneficially owned includes (i) 223,716 shares of common stock held by a trust of which Mr. Liuzza is the trustee, (ii) 3,762,880 shares of common stock issuable upon exercise of Warrants, as adjusted pursuant to price protection provisions therein, which are exercisable at $0.66 per share, and (iii) 25,000 stock options exercisable at $0.9216 per share which vest on May 28, 2026. Does not include the remaining 25,000 stock options exercisable at $0.9216 per share which vest on May 28, 2027.

(3) Christopher Moe. Common stock beneficially owned includes 117,500 stock options exercisable at $0.9216 per share which vest on May 28, 2026. Does not include the remaining 117,500 stock options exercisable at $0.9216 per share which vest on May 28, 2027.

(4) Tiffany Milton. Common stock beneficially owned includes 17,500 stock options exercisable at $0.9216 per share which vest on May 28, 2026. Does not include the remaining 17,500 stock options exercisable at $0.9216 per share which vest on May 28, 2027.

(5) Eric Finnsson. Common stock beneficially owned includes 40,000 shares of restricted common stock that vest as follows: 10,000 shares shall vest on May 28, 2026 and 30,000 shares shall vest in equal increments annually over three years with the first vesting date on May 28, 2026, subject to continued service as a director as of each applicable vesting date.

(6) Joseph Caltabiano. Common stock beneficially owned includes 49,166 shares of restricted common stock that vest as follows: 10,000 shares shall vest on May 28, 2026; 30,000 shares shall vest in equal increments annually over three years with the first vesting date on May 28, 2026; and 9,166 shares for prior work shall vest on May 28, 2026, subject to continued service as a director as of each applicable vesting date. Does not include 30,000 RSUs which vest upon the earlier of (i) August 5, 2026 or (ii) the delivery of a final report and recommendation by the special committee of the Board of Directors.

(7) Joseph Freedman. Common stock beneficially owned includes (i) 117,404 shares of common stock issuable upon exercise of Warrants, as adjusted pursuant to price protection provisions therein, which are exercisable at $0.66 per share and (ii) 58,333 restricted common stock that vest as follows: 10,000 shares shall vest on May 28, 2026; 30,000 shares shall vest in equal increments annually over three years with the first vesting date on May 28, 2026; and 18,333 shares for prior work shall vest on May 28, 2026, subject to continued service as a director. Does not include 30,000 RSUs which vest upon the earlier of (i) August 5, 2026 or (ii) the delivery of a final report and recommendation by the special committee of the Board of Directors.

(8) Stephen Romano. Common stock beneficially owned includes 45,666 shares of restricted common stock that vest as follows: 10,000 shares shall vest on May 28, 2026; 30,000 shares shall vest in equal increments annually over three years with the first vesting date on May 28, 2026; and 5,666 shares for prior work shall vest on May 28, 2026, subject to continued service as a director as of each applicable vesting date.

(9) Francis Knuettel II. Common stock beneficially owned includes 40,000 shares of restricted common stock that vest as follows: 10,000 shares shall vest on May 28, 2026; 30,000 shares shall vest in equal increments annually over three years with the first vesting date on May 28, 2026, subject to continued service as a director as of each applicable vesting date. Does not include 30,000 RSUs which vest upon the earlier of (i) August 5, 2026 or (ii) the delivery of a final report and recommendation by the special committee of the Board of Directors.

(10) Sansar Capital Master Fund LP. Sansar Capital Master Fund LP is controlled by Sanjay Motwani, President. Address is 220 Riverside Blvd., Apt 20N New York, NY 10069.

(11) AWM Investment Co Inc. David M. Greenhouse and Adam Stettner are controlling principals of AWM Investment Co Inc. Address is 527 Madison Avenue, Suite 2600 New York, NY 10022.

Item 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The following is a description of transactions since January 1, 2024 as to which the amount involved exceeds the lesser of $120,000 or one percent (1%) of the average of the Company’s total assets at year-end for the last two completed fiscal years, which was $686,000, and in which any related person has or will have a direct or indirect material interest, other than equity, compensation, termination and other arrangements.

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

Liuzza Investments and Loans

On December 31, 2024, Mr. Liuzza loaned $700,000 to Beeline Loans and in exchange Beeline Loans issued Mr. Liuzza a demand promissory note in the aggregate principal amount of $700,000, which accrues interest at the rate of 8% per annum and is payable within 15 days of demand notice made by Mr. Liuzza. The funds were lent to permit Beeline Loans to increase its ability to make real estate loans and are being held in a restricted account and are not being used for operations. In February 2025, the $700,000 was converted into $700,000 of units comprised of comprised of 1,372,549 shares of Series G and accompanying warrants to purchase a total of 68,628 shares of common stock.

In February and March 2025, Mr. Liuzza also advanced the Company $222,241, which the Company used for working capital and general corporate purposes. In exchange, the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand.

From December 2024 through March 2025, Mr. Liuzza purchased a total of 7,641,488 shares of Series G (convertible into and 764,149 shares of common stock) and accompanying warrants to purchase 382,077 shares of common stock for a total purchase price of $3,897,159.

For information on an ongoing business relationship between TYTL, a related party entity controlled by Nicholas Liuzza, our principal stockholder and Chief Executive Officer see Note 24 – Related Party Transactions, in the footnotes to the financial statements contained in this Report. As of March 31, 2026, the Company advanced $98,000 to this related party entity and received payment of $300,000 related to its advance of $400,000 as of December 31, 2025. In addition, in January 2026, the Company entered into a Master Services Agreement with this related party entity to provide certain services during the year 2026 for an annual fee of $200,000.

Other Related Parties

Beeline Loans partnered with CredEvolv on February 26, 2025 to help declined borrowers improve their credit and secure mortgage approval. Steve Romano is co-founder and President of CredEvolv. Beeline Financial engaged Mr. Romano to provide certain consulting services pursuant to an agreement dated July 29, 2024 to continue until terminated by written notice. As of December 31, 2025, the Company paid Mr. Romano $105,000. The Company ended its consulting relationship with Mr. Romano on December 1, 2025.

In December 2024, Joseph Freedman, a director, purchased a total of $121,593 of units comprised of a total of 238,418 shares of Series G (convertible into 23,842 shares of common stock) and 11,921 accompanying warrants on the same terms as all other investors in the Series G and accompanying warrants offering. Mr. Freedman’s subscription amount was used to repay the $121,593 of indebtedness owed to Mr. Freeman by Beeline. Mr. Freedman made a $75,000 loan to Beeline Financial on December 11, 2023, which was due February 11, 2024. The sums due above the principal represented default interest, fees and penalties. Mr. Liuzza guaranteed payment of the note issued to Mr. Freedman. On March 7, 2025, Mr. Freedman converted 534,201 shares of Series F Convertible Preferred Stock, 3,981 shares of Series F-1 Convertible Preferred Stock and 238,418 shares of Series G Convertible Preferred Stock into shares of the Company’s common stock.

Mr. Freedman and Chrisopher Moe, our Chief Financial Officer, are shareholders of TYTL.

To the extent required by Part III – Item 13 of Form 10-K, the disclosure set forth under Note 24 – Related Party Transactions at page F-42 in the footnotes to the financial statements contained in this Report is incorporated herein by reference.

Related Party Transactions Policy

Our Audit Committee, which consists of three independent directors must approve related party transactions. We believe that the foregoing transactions were in the best interests of the Company. Consistent with Section 78.140 of the Nevada Revised Statutes, it is our current policy that all transactions between us and our officers, directors and their affiliates will be entered into only if such transactions are approved by a majority of the disinterested directors, are approved by vote of the stockholders, or are fair to us as a corporation as of the time they are authorized, approved or ratified by the board. We will conduct an appropriate review of all related party transactions on an ongoing basis, and, where appropriate, we will utilize our audit committee for the review of potential conflicts of interest.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the aggregate fees paid for or accrued by the Company or Beeline for audit and other services provided by Salberg & Company, P.A. for the years ended December 31, 2025 and 2024.

	2025 ($)	2024 (3)($)
Audit Fees (1)	267,000	175,500
Audit Related Fees (2)	30,000	42,200
Total	297,000	217,700

(1)	Audit Fees – these fees relate to the annual audits and quarterly reviews of our financial statements and registration statements as well as services that are normally provided by the independent registered public accounting firm in connection with statutory and regulatory filings or engagements.

(2)	Audit Related Fees – these fees relate to audit related fees pertained to a subsidiary standalone audit required for mortgage licensing requirements in various states.

(3)	Does not include fees totaling $102,002 paid to M&K CPAS, PLLC, the Company’s former independent registered public accounting firm, in 2024.

Item 15. EXHIBITS

EXHIBIT INDEX

Exhibit		Filed/ Furnished	Incorporated by Reference
No.	Description	Herewith	Form	Exhibit No.	Filing Date
1.1	At The Market Offering Agreement, dated April 30, 2025		8-K	1.1	5/1/25
3.1	Amended and Restated Articles of Incorporation of the Company		S-1	3.1	11/14/11
3.2	Articles of Merger		8-K	3.1	11/19/14
3.3	Certificate of Change		8-K	3.1	10/6/16
3.4	Certificate of Change		8-K	3.1	6/14/17
3.5	Certificate of Amendment of Articles of Incorporation		8-K	3.1	8/31/21
3.6	Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock		8-K	4.1	7/29/25
3.6(a)	Certificate of Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock		8-K	4.1	1/30/26
3.7	Certificate of Amendment to Designation of Series B preferred Stock		8-K	3.1	10/25/21
3.8	Certificate of Change		8-K	3-a	5/9/23
3.9	Certificate of Designation of Series C Preferred Stock		8-K	3-a	9/29/23
3.10	Certificate of Amendment of Articles of Incorporation		8-K	3-a	1/4/24
3.11	Certificate of Designations of the Series F Convertible Preferred Stock		8-K	3-c	10/7/24
3.11(a)	Certificate of Correction - Series F Convertible Preferred Stock		8-K	3(b)	12/3/24
3.12	Certificate of Designations of the Series F-1 Convertible Preferred Stock		8-K	3-d	10/7/24
3.12(a)	Certificate of Correction - Series F-1 Convertible Preferred Stock		8-K	3(c)	12/3/24
3.13	Certificate of Designation of Series G Convertible Preferred Stock		8-K	3(a)(1)	12/3/24
3.13(a)	Certificate of Correction - Series G Convertible Preferred Stock		8-K	3(a)(2)	12/3/24
3.13(b)	Certificate of Amendment to Series G, filed on January 21, 2025		8-K	3(a)(3)	1/21/25
3.13(c)	Certificate of Amendment to the Series G Certificate of Designations		8-K	3(a)(3)	3/5/25
3.13(d)	Second Certificate of Amendment of Series G Preferred Stock		8-K	3.1	4/30/25
3.14	Certificate of Amendment of Articles of Incorporation		8-K	3.1	1/30/25
3.15	Certificate of Amendment to the Amended and Restated Articles of Incorporation		8-K	3.1	3/13/25
3.16	Amended and Restated Bylaws		8-K	3.1	12/30/25
4.1	Form of Pre-Funded Warrant		8-K	4.4	9/10/24
4.2	Form of Warrant		8-K	4(a)	12/3/24

4.3	Form of Warrant	8-K	4.1	11/26/24
4.4	Description of Securities	DEF 14A		2/5/2025
4.5	Form of Placement Agent Warrant	8-K	4.1	11/12/25
10.1	Amended and Restated 2025 Equity Incentive Plan	10-Q	10.5	11/14/25
10.2	Debt Satisfaction Agreement dated September 29, 2023 among the Co, The B.A.D. Company, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP, LDI Investments, LLC and TQLA, LLC	8-K	10.a	9/29/23
10.3	Loan Agreement dated May 15, 2024 among the Company, The B.A.D. Company, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP and LDI Investments, LLC	8-K	10-a	5/21/24
10.4	Executive Employment Agreement dated July 3, 2024 between the Company and Geoffrey Gwin	8-K	10-a	7/10/24
10.5	Debt Exchange Agreement dated September 4, 2024 among the Company, Craft Canning & Bottling, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP LDI Investments, LLC William Esping, WPE Kids Partners and Robert Grammen	8-K	10-b	9/5/24
10.6	Form of Securities Purchase Agreement	8-K	10.1	9/10/24
10.7	Placement Agent Agreement between the Company and Joseph Gunnar & Co., LLC	8-K	10.2	9/10/24
10.8	First Amended and Restated Debt Exchange Agreement dated October 3, 2024 among the Company, Craft Canning & Bottling, LLC, Aegis Security Insurance Company, Bigger Capital Fund, LP, District 2 Capital Fund, LP LDI Investments, LLC William Esping, WPE Kids Partners and Robert Grammen	8-K	10-a	10/7/24
10.9	Agreement and Plan of Merger and Reorganization by and among the Company, East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc.	8-K	10-b	10/7/24
10.10	First Amendment Agreement and Plan of Merger and Reorganization by and among the Company, East Acquisition Sub, Inc. and Beeline Financial Holdings, Inc. dated October 7, 2024	8-K	10-c	10/7/24
10.11	Amendment No. 1 dated October 7, 2024 to Executive Employment Agreement dated July 3, 2024 between the Company and Geoffrey Gwin	8-K	10-d	10/7/24
10.12	Form of Securities Purchase Agreement dated November 13, 2024+	8-K	10.1	11/15/24
10.13	Form of Senior Secured Note dated November 14, 2024+	8-K	10.2	11/15/24
10.14	Form of Prepaid Warrant to Purchase Common Stock dated November 14, 2024+	8-K	10.3	11/15/24
10.15	Form of Registration Rights Agreement dated November 14, 2024+	8-K	10.4	11/15/24
10.16	Form of Shareholder Pledge Agreement dated November 14, 2024+	8-K	10.5	11/15/24
10.17	Form of Security and Pledge Agreement dated November 14, 2024+	8-K	10.6	11/15/24
10.18	Form of Guaranty dated November 14, 2024+	8-K	10.7	11/15/24
10.19	Form of Side Letter #1 dated November 14, 2024+	8-K	10.8	11/15/24
10.20	Form of Side Letter #2 dated November 14, 2024+	8-K	10.9	11/15/24

10.21	Form of Side Letter #3 dated November 14, 2024+		8-K	10.10	11/15/24
10.22	Form of Placement Agency Agreement dated November 14, 2024+		8-K	10.11	11/15/24
10.23	Form of Securities Purchase Agreement+		8-K	10(a)	12/3/24
10.24	Form of Registration Rights Agreement+		8-K	10(b)	12/3/24
10.25	Common Stock Purchase Agreement (ELOC)		S-1/A	10.23	1/3/2025
10.26	Registration Rights Agreement (ELOC)		S-1/A	10.24	1/3/2025
10.27	ELOC Side Letter		S-1/A	10.25	1/3/2025
10.28	Termination Agreement		S-1/A	10.26	1/3/2025
10.29	Amended and Restated Common Stock Purchase Agreement (ELOC)		8-K	10.1	3/10/25
10.30	Amended and Restated Registration Rights Agreement (ELOC)		8-K	10.2	3/10/25
10.31	Letter Agreement for Amendment of Liuzza Warrants		8-K	10.1	4/30/25
10.32	Debt Satisfaction Agreement dated July 25, 2025		8-K	10.1	7/29/25
10.33	Senior Secured Original Issue Discount Promissory Note and Security Agreement dated July 25, 2025		8-K	10.2	7/29/25
10.32	Form of Restricted Stock Agreement		8-K	10.1	10/8/25
10.33	Form of Restricted Stock Unit Agreement		8-K	10.2	10/8/25
10.34	Form of Option Agreement		8-K	10.3	10/8/25
10.35	Letter Agreement dated September 8, 2025		S-1	10.40	10/21/25
10.36	Letter Agreement dated October 22, 2025		8-K	10.1	10/28/25
10.37	Form of Securities Purchase Agreement		8-K	10.1	11/12/25
10.38	Form of Placement Agency Agreement		8-K	10.2	11/12/25
10.39	Form of Letter Agreement		8-K	10.1	1/30/26
14.1	Code of Conduct and Ethics		8-K	14.1	8/7/25
16.1	Letter from M&K CPAS, PLLC		8-K	16	12/5/24
21.1	Subsidiaries	(1)
23.1	Consent of Salberg & Company	(1)
31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a)	(1)
31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a)	(1)
32.1	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350	(2)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350	(2)
97	Clawback Policy		10-K	97	4/15/25
101.INS	Inline XBRL Instance Document	(1)
101.SCH	Inline XBRL Taxonomy Extension Schema	(1)
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase	(1)
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase	(1)
101.LAB	Inline XBRL Taxonomy Extension Label Linkbase	(1)
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase	(1)
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)	(1)

+	Certain schedules, appendices and exhibits to this agreement have been omitted in accordance with Item 601(b)(2) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished supplementally to the SEC Staff upon request.

#	Indicates management compensatory plan, contract or agreement.

(1)	Filed herein.

(2)	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.

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

BEELINE HOLDINGS, INC.

March 31, 2026	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

March 31, 2026	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial Officer)

March 31, 2026	By:	/s/ Tiffany Milton
Tiffany Milton
Chief Accounting Officer
(Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated.

/s/ Nicholas R. Liuzza, Jr.	Director	March 31, 2026
Nicholas R. Liuzza, Jr.

/s/ Joseph Caltabiano	Director	March 31, 2026
Joseph Caltabiano

/s/ Eric Finnsson	Director	March 31, 2026
Eric Finnsson

/s/ Joseph Freedman	Director	March 31, 2026
Joseph Freedman

/s/ Stephen Romano	Director	March 31, 2026
Stephen Romano

/s/ Frank Knuettel II	Director	March 31, 2026
Frank Knuettel II

