Form 10-Q
period 2026-03-31
Beeline Holdings, Inc.
filed 2026-05-15
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2026

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

As of May 15, 2026, 31,178,713 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

BEELINE HOLDINGS, INC.

FORM 10-Q

March 31, 2026

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

March 31, 2026 and December 31, 2025

(Dollars in thousands, except share and per share amounts)

	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,906	$3,064
Restricted cash	81	131
Mortgage loans held for sale, net, at fair value	17,320	15,072
Interest rate lock commitment derivative	185	232
Accounts receivable, net (includes related party receivables of $16 as of December 31, 2025)	60	20
Other receivable	121	-
Prepaid expenses and other current assets	509	459
Due from affiliate	198	400
Total current assets	20,380	19,378
Goodwill	33,310	33,310
Property and equipment, net	10,995	11,710
Intangible assets, net	4,804	4,829
Right-of-use assets	350	401
Simple Agreements for Future Equity (“SAFEs”), related party	31	148
Other assets, net	386	441
Total Assets	$70,256	$70,217

Liabilities and Equity
Current liabilities:
Warehouse lines of credit and accrued interest	$15,410	$14,544
Loans committed for funding	1,314	-
Accounts payable	815	645
Accrued liabilities	1,415	903
Current portion of lease liabilities	246	239
Total current liabilities	19,200	16,331
Lease liabilities, net of current portion	154	221
Other noncurrent liabilities	-	57
Total liabilities	19,354	16,609

Commitments and contingencies (Note 15)

Shareholders’ Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized and 30,647,369 and 27,904,433 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	3	3
Preferred stock, $0.0001 par value, 100,000,000 authorized
Preferred stock Series A; 8,425,102 shares designated; 0 shares and 6,425,102 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	1
Preferred stock Series B; 2,500,000 shares designated; 2,500,000 shares issued and outstanding as of March 31, 2026 and December 31, 2025	-	-
Preferred stock Series F; 70,000,000 shares designated; 1,259,009 shares and 1,515,251 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Preferred stock Series F-1; 1,000,000 shares designated; 9,382 shares and 11,292 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Preferred stock Series G; 15,000,000 shares designated; 691,571 shares and 926,864 shares issued and outstanding as of March 31, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	181,958	179,354
Accumulated other comprehensive loss	(41)	(48)
Accumulated deficit	(131,018)	(125,702)
Total Shareholders’ Equity	50,902	53,608
Total Liabilities and Shareholders’ Equity	$70,256	$70,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	2026	2025
Revenues
Gain on sale of loans, net	$1,845	$814
Loan origination fees	395	150
Interest income (expense)
Interest income	177	71
Interest expense	(189)	(65)
Interest income (expense), net	(12)	6
Title fees (includes related party revenues of $13 for the three months ended March 31, 2026)	380	273
Fractional equity revenues, related party	37	-
Other revenues (includes related party revenues of $50 for the three months ended March 31, 2026)	51	4
Total net revenues	2,696	1,247

Operating Expenses
Compensation, commissions and benefits	3,016	2,087
General and administrative expenses	1,930	1,878
Depreciation and amortization	815	820
Marketing and advertising	1,042	525
Other operating expenses	1,060	694
Total operating expenses	7,863	6,004
Loss from operations	(5,167)	(4,757)
Other income (expense), net
Interest income	6	1
Interest expense	-	(1,889)
Loss on equity method investment	(117)	(75)
Other income (expense), net	-	14
Total other income (expense), net	(111)	(1,949)
Loss before income taxes	(5,278)	(6,706)
Provision for income taxes	-	-
Net loss from continuing operations	(5,278)	(6,706)
Loss from discontinued operations	-	(221)
Net loss	(5,278)	(6,927)
Net loss attributable to non-controlling interests (related to discontinued operations)	-	(105)
Net loss attributable to common stockholders before preferred stock dividends	(5,278)	(6,822)
Preferred stock dividends	(38)	(38)
Deemed dividend - Preferred stock Series G and warrant price protection	-	(4,588)
Net loss attributable to common stockholders	$(5,316)	$(11,448)
Comprehensive loss
Net loss	$(5,278)	$(6,927)
Unrealized foreign currency translation gain	7	17
Total comprehensive loss	(5,271)	(6,910)
Comprehensive loss attributable to non-controlling interests	-	105
Comprehensive loss attributable to common stockholders	$(5,271)	$(6,805)

Basic and diluted net loss from continuing operations per common share	$(0.18)	$(3.60)
Basic and diluted net loss from discontinued operations per common share	$-	$(0.12)
Basic and diluted net loss per common share attributable to common stockholders	$(0.18)	$(6.14)
Basic and diluted weighted average common shares outstanding	29,363,230	1,864,794

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three Months Ended March 31, 2026 and 2025

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2024	468,950	$-	-	$-	2,500,000	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968
Issuance of stock for services by third parties	-	-	-	-	-	-	-	-	-	-	-	-	-	-	264,796	-	(125)	125	-	-	-	-
Issuance of stock related to settlement	13,115	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(80)	80	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14	116	-	-	-	130
Conversion of preferred shares	6,247,126	1	-	-	-	-	-	-	-	-	(57,020,394)	(6)	(421,186)	-	(3,980,664)	-	-	6	-	-	-	1
Series G Preferred Stock issued for cash, net of offering costs	-	-	-	-	-	-	(188,808)	-	-	-	-	-	-	-	6,417,159	-	-	3,266	-	-	-	3,266
ELOC shares issued for cash, net of offering costs	1,090,622	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,978	-	-	-	1,978
Note payable, related party converted to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,372,549	-	-	700	-	-	-	700
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17	-	17
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,588	(4,588)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,822)	-	(105)	(6,927)
Balance, March 31, 2025	7,819,813	$1	-	$-	2,500,000	$-	66,666	$-	200,000	$-	12,065,168	$1	96,589	$-	9,382,079	$1	$14	$152,736	$(105,637)	$(17)	$996	$48,095

Balance, December 31, 2025	27,904,433	$3	6,425,102	$1	2,500,000	$-	-	$-	-	$-	1,515,251	$-	11,292	$-	926,864	$-	$-	$179,354	$(125,702)	$(48)	$-	$53,608
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	793	-	-	-	793
Issuance of common stock for option exercises	1,875	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	-	2
Issuance of restricted stock awards	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	184	-	-	-	184
Issuance of common stock for services by employees	100,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants exercised related to Series G Preferred Stock	452,475	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	232	-	-	-	232
ELOC shares issued for cash, net of offering costs	444,444	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	945	-	-	-	945
ATM shares issued for cash, net of offering costs	163,112	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	447	-	-	-	447
Conversion of preferred shares	1,581,030	-	(6,425,102)	(1)	-	-	-	-	-	-	(256,242)	-	(1,910)	-	(235,293)	-	-	1	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,278)	-	-	(5,278)
Balance, March 31, 2026	30,647,369	$3	-	$-	2,500,000	$-	-	$-	-	$-	1,259,009	$-	9,382	$-	691,571	$-	$-	$181,958	$(131,018)	$(41)	$-	$50,902

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Three Months Ended March 31, 2026 and 2025

(Dollars in thousands)

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(5,278)	$(6,927)
Net loss from discontinued operations	-	221
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(1,845)	(814)
Recovery for credit losses	-	(29)
Depreciation and amortization	815	820
Amortization of debt discount	6	1,462
Stock compensation expense	793	-
Issuance of restricted stock awards	184	-
Preferred stock dividends	(38)	(38)
Loss on equity method investment	117	75
Issuance of common stock for services by third parties	-	80
Issuance of common stock for services by related parties	-	50
Noncash lease expense	(9)	3
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	74,423	23,990
Originations and purchases of mortgage loans held for sale	(74,826)	(21,480)
Interest rate lock commitment derivative	48	(51)
Prepaid expenses and other current assets	(56)	(42)
Accounts receivable, net - related party	(39)	-
Accounts receivables, net	-	(18)
Other receivable	(121)	-
Due from affiliate	202	-
Other assets, net	55	114
Accounts payable	169	844
Accrued liabilities	512	320
Loans committed for funding	1,314	3
Accrued interest, net	7	99
Other noncurrent liabilities	(57)	(6)
Net cash used in operating activities	(3,624)	(1,324)
Net cash provided by operating activities of discontinued operations	-	68
Net cash used in operating activities	(3,624)	(1,256)
Cash Flows From Investing Activities:
Purchase of internal-use software	(76)	(65)
Net cash used in investing activities	(76)	(65)
Cash Flows From Financing Activities:
Net repayments/borrowings under warehouse lines of credit	859	(1,540)
ELOC shares issued for cash, net of offering costs	945	-
ATM shares issued for cash, net of offering costs	447	-
Proceeds from common stock issued, net of issuance costs	-	5,244
Proceeds from warrant exercise	232	-
Proceeds from issuance of stock for option exercises	2	-
Payments of principal on secured credit facilities	-	(1,836)
Proceeds from notes payable, related party	-	222
Payments of principal on notes payable, related party	-	(224)
Payments of principal on notes payable	-	(25)
Net cash provided by financing activities	2,485	1,841
Net (decrease) increase in cash	(1,215)	520
Effect of exchange rate changes on cash	7	17
Cash and restricted cash at the beginning of the period	3,195	872
Cash and restricted cash at the end of the period	$1,987	$1,409

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$85
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable, related party converted to Preferred stock Series G	$-	$700
Conversion of preferred shares	$1	$6
Deemed dividend - Preferred stock Series G and warrant price protection	$-	$4,588

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheet that sum to the same such amounts shown in the consolidated statement of cash flows:

	2026	2025
Cash and cash equivalents	$1,906	$1,363
Restricted cash	81	46
Total cash and cash equivalents and restricted cash	$1,987	$1,409

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

1. NATURE OF BUSINESS

Beeline Holdings, Inc. together with its subsidiaries (collectively, the “Company”) was incorporated under the laws of Nevada in 2004. On March 12, 2025, the Company changed its name from Eastside Distilling, Inc. to Beeline Holdings, Inc., reflecting the Company’s current operations and focus as a fintech mortgage lender, fractional real estate equity purchase facilitator and title provider transforming the home ownership process into a shorter, easier path for millions of Americans seeking a digital experience. The Company has built a proprietary mortgage, equity purchase and title platform leveraging advanced technical tools with sophisticated language learning models and combining an appropriate amount of human interaction providing an efficient process for consumers to more easily access mortgage lending and financing using the Company’s online portal and services.

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

These unaudited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company is subject to a number of risks common to emerging companies stemming from, among other things, a limited operating history, rapid technological change, uncertainty of market acceptance and products, regulatory uncertainty, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, interest rate fluctuations, product liability, and the dependence on key individuals. The Company has incurred recurring losses and negative cash flows from operations since its inception, and is dependent on equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if assumes Company were unable to continue as a going concern.

Management believes that in order to accomplish its business plan objectives, the Company will need to raise capital by the issuance of debt and/or equity; and that it will be successful in obtaining this additional financing based on its recent history of raising funds.

During 2026, the Company announced a strategic partnership with Structured Real Estate Group (“SRG”), a real estate developer, to directly integrate the Company’s mortgage platform into SRG’s proprietary AI-driven real estate platform. This will allow SRG’s homebuying customers to obtain loans through the Company generating loan revenues.

Despite this new partnership, there can be no assurances that these business plans and actions will be successful, that the Company will generate anticipated revenues or operating results, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of March 31, 2026, its operating results for the three months ended March 31, 2026 and 2025 and its cash flows for the three months ended March 31, 2026 and 2025. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Beeline Financial Holdings, Inc., BeelineEquity, Inc. (“Beeline”), Beeline Title Holdings, Inc. (“Beeline Title Holdings”), Beeline Mortgage Holdings, Inc. (“Beeline Mortgage”), Beeline Labs, Inc., and Beeline Loans Pty Ltd. (“Australian Subsidiary”). Intercompany transactions and balances have been eliminated.

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

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of both March 31, 2026 and December 31, 2025 was $0.1 million.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

Title Fees

Settlement fees and commissions are earned at loan settlement. Title fees also include service fees for providing title and escrow services related to fractional equity sales, see below.

Fractional Equity Revenues, Related Party

The Company receives a transaction fee of 3.5% of the amount of equity sold by homeowners to its related party partner TYTL Holdings, LLC (“TYTL”) for customer service, transaction processing and platform support. Revenue is recognized at a point in time when the closing occurs between TYTL and the homeowner.

Other Revenues

The Company receives a consulting fee related to certain agreed upon services provided to TYTL. Revenue is recognized on a monthly basis as the services are performed. Other revenues also include fees received from a marketing partner.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

ACCOUNTS RECEIVABLE

Accounts receivable consists primarily of amounts due from customers for services provided. Accounts receivable are stated at their gross outstanding balance, net of an allowance for credit losses. The allowance for credit losses is based on a combination of factors, including historical loss experience, aging of receivables, specific customer creditworthiness, current economic conditions, and reasonable and supportable forecasts. The Company writes off accounts receivable when they are deemed uncollectible, and any recoveries of previously written-off balances are recorded as a reduction to the provision for credit losses. The Company adopted ASU 2025-05, Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets on January 1, 2026, which had no impact on the consolidated financial statements.

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

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired for the three months ended March 31, 2026.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of March 31, 2026 and December 31, 2025.

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

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of March 31, 2026 and December 31, 2025.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd., the functional currency of the Company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd. is the Australian dollar. For Beeline Loans Pty Ltd., results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation loss for the three months ended March 31, 2026 and 2025 was $6,897 and $17,019, respectively.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis for both the three months ended March 31, 2026 and 2025.

As of March 31, 2026 and December 31, 2025, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.69 and $0.67, respectively. The average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.70 and $0.63 for the three months ended March 31, 2026 and 2025, respectively.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

DEFERRED OFFERING COSTS

The Company complies with the requirements of ASC 340, Other Assets and Deferred Costs, with regards to offering costs. Prior to the completion of an offering, offering costs are capitalized as non-current other assets in the consolidated balance sheets and consist principally of professional, underwriting and other expenses incurred through the consolidated balance sheet date that are directly related to the Company’s proposed public offerings. The deferred offering costs are charged to additional paid-in capital or as a discount to debt, as applicable, upon the completion of an offering or to expense if the offering is not completed.

INVESTMENTS IN EQUITY METHOD INVESTEE

On July 31, 2024, the Company invested in a related party, MagicBlocks, Inc., by purchasing, at par value, 4.3 million shares, representing an ownership interest of 47.6%, see Note 18 – Related Party Transactions. In addition, during the year ended December 31, 2025, the Company invested in two Simple Agreements for Future Equity (“SAFEs”) with MagicBlocks. These SAFEs provide the Company with the right to receive equity in MagicBlocks upon the occurrence of specified future events, such as a qualified financing, change in control, or liquidation, as defined in the Agreements. The Company accounts for its investments in MagicBlocks in accordance with ASC 323, Investments — Equity Method and Joint Ventures. See Note 10 – Investments in Equity Method Investee.

DEPOSITS

Deposits are included in other assets and include security deposits for leased office spaces, which are refundable to the Company upon expiration of the lease agreements. In addition, as of both March 31, 2026 and December 31, 2025, one lender of a warehouse line of credit requires a $0.2 million deposit.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the three months ended March 31, 2026 and 2025, marketing and advertising expenses were $1.0 million and $0.5 million, respectively.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

The Company evaluates all significant tax positions as required by ASC 740. As of March 31, 2026 and December 31, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

Any penalties and interest assessed by income taxing authorities are included in operating expenses.

The federal and state income tax returns of the Company are subject to examination by the IRS and state taxing authorities, generally for three years after they were filed. Tax years 2023, 2024 and 2025 remain open for potential audit.

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

The Company currently operates in four reportable segments. The CODM for the Company is the Chief Executive Officer (the “CEO”). The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a four-reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets as total assets.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The operating results of Nimble and Bridgetown Spirits Corp. (“Bridgetown Spirits”) have been classified as discontinued operations during the three months ended March 31 2025, respectively, see Note 4 – Discontinued Operations.

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

In connection with the DSA, Bridgetown Spirits issued a Senior Secured Original Issue Discount Promissory Note and Security Agreement (the “Note”) in the principal amount of $0.1 million payable to the Company with an original issue discount of $25,000. The Note is receivable as follows: (i) $50,000 was received in April 2026, and the remaining $50,000 is receivable on July 25, 2026. The Note is secured by the assets of Bridgetown Spirits. The Note is included in prepaid expenses and other current assets on the consolidated balance sheet as of March 31, 2026 and December 31, 2025.

The operating results of Bridgetown have been classified as discontinued operations during the three months ended March 31, 2025. The consolidated statement of operations for the prior period has been adjusted to reflect comparable information.

Income and expense related to Bridgetown Spirits were as follows for the three months ended March 31, 2025:

(Dollars in thousands)	2025
Net sales, spirits	$482
Cost of sales, spirits (inclusive of depreciation)	418
Compensation and benefits	162
General and administrative expenses	61
Depreciation and amortization	4
Marketing and advertising	61
Total operating expenses	706
Net loss from discontinued operations	$(224)

There was a 47% non-controlling interest in Bridgetown Spirits prior to the disposal date. All of the net loss attributable to non-controlling interests in the consolidated statements of operations is related to Bridgetown Spirits.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

Nimble Title Holdings

On November 17, 2025, the Company and minority partners of Nimble entered into a Dissolution Agreement, whereby the relationships contemplated by the LLC Agreement were terminated and Nimble was subsequently dissolved on November 25, 2025.

The operating results of Nimble have been classified as discontinued operations during the three months ended March 31, 2025. The consolidated statement of operations for the prior period has been adjusted to reflect comparable information.

Income and expense related to Nimble and its subsidiaries were as follows for the three months ended March 31, 2025:

(Dollars in thousands)	2025
Title fees	$103
Total net revenues	103
Compensation and benefits	81
General and administrative expenses	6
Marketing and advertising	5
Other operating expenses	9
Total operating expenses	100
Net income from discontinued operations	$3

5. BUSINESS SEGMENTS

The Company’s CODM, the Chief Executive Officer, evaluates how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. After consideration of these criteria, the CODM has determined that there are four reportable segments, consisting of Beeline Loans, Beeline Title Holdings, BeelineEquity and Corporate.

Beeline Loans is an AI-driven fintech mortgage lender that also develops proprietary software in the form of major enhancements and new developments to its lending platform. Corporate allocates a portion of compensation and benefits, and general and administrative expenses to Beeline Loans, which is included in the segments’ financial data below.

Beeline Title Holdings provides title and loan closing services for the Company’s mortgage origination business and other lenders; and title closing services for the Company’s fractional equity transactions.

BeelineEquity provides customer service, transaction processing and platform support to TYTL who offers a fractional equity product to homeowners.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

Segment information was as follows for the three months ended March 31, 2026 and 2025 (dollars in thousands):

	2026	2025
Beeline Loans
Gain on sale of loans, net	$1,845	$814
Loan origination fees	395	150
Interest income (expense)
Interest income	177	71
Interest expense	(189)	(65)
Interest income (expense), net	(12)	6
Other revenues	1	4
Total net revenues	2,229	974
Compensation, commissions and benefits	1,857	1,149
General and administrative expenses	635	495
Depreciation and amortization	790	795
Marketing and advertising	965	444
Other operating expenses	732	562
Total operating expenses	4,979	3,445
Loss from operations	(2,750)	(2,471)
Interest expense	-	(10)
Net loss from continuing operations	$(2,750)	$(2,481)

	2026	2025
Beeline Title Holdings
Title fees (includes related party revenues of $13 for the three months ended March 31, 2026)	$380	$273
Total net revenues	380	273
Compensation and benefits	354	250
General and administrative expenses	30	12
Marketing and advertising	33	78
Other operating expenses	168	122
Total operating expenses	585	462
Net loss from continuing operations	$(205)	$(189)

	2026	2025
Beeline Equity
Fractional equity revenues, related party	$37	$-
Total net revenues	37	-
Compensation, commissions and benefits	89	-
General and administrative expenses	9	-
Marketing and advertising	20	-
Other operating expenses	1	-
Total operating expenses	119	-
Net loss from continuing operations	$(82)	$-

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

	2026	2025
Corporate
Other revenues, related party	$50	$-
Total net revenues	50	-
Compensation and benefits	716	688
General and administrative expenses	1,256	1,371
Depreciation and amortization	25	25
Marketing and advertising	24	3
Other operating expenses	159	10
Total operating expenses	2,180	2,097
Loss from operations	(2,130)	(2,097)
Interest income	6	1
Interest expense	-	(1,879)
Loss on equity method investment	(117)	(75)
Other income (expense), net	-	14
Net loss from continuing operations	$(2,241)	$(4,036)

Consolidated net loss from continuing operations	$(5,278)	$(6,706)

6. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	March 31, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$17,320	$-	$-	$15,072	$-
Interest rate lock commitment derivative	-	-	185	-	-	232

A roll forward of the level 3 valuation financial instruments was as follows:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of year	$232	$18
Change in fair value in gain on sale of loans, net	(47)	214
Balance, end of period	$185	$232

7. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusts adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Mortgage loans held for sale	$17,046	$14,859
Net fair value adjustment	274	213
Total mortgage loans held for sale, at fair value	$17,320	$15,072

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

8. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Internal-use software	$15,531	$15,455
Furniture and fixtures	56	55
Leasehold improvements	151	151
Computers and hardware	22	22
Total	15,760	15,683
Less accumulated depreciation and amortization	(4,765)	(3,973)
Total property and equipment, net	$10,995	$11,710

Depreciation expense related to property and equipment was $13,726 and $37,431 for the three months ended March 31, 2026 and 2025, respectively. Amortization expense related to internal-use software was $0.8 million for both the three months ended March 31, 2026 and 2025.

Internal-use software consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Internal-use software	$15,531	$15,455
Less accumulated amortization	(4,550)	(3,773)
Total internal-use software, net	$10,981	$11,682

The estimated future amortization expense of internal-use software as of March 31, 2026 was as follows:

(Dollars in thousands)
Remaining 2026	$2,330
2027	3,106
2028	3,106
2029	2,403
2030	36
$10,981

Beeline’s internal developers created a new proprietary software and launched it in 2024. The most notable feature of the new software is the integration of Beeline’s Chatbot “Bob”. The Company recorded $0.1 million of additional purchases of internal-use software for both the three months ended March 31, 2026 and 2025.

9. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Beeline brand	$4,557	$4,557
Customer list	393	393
Total	4,950	4,950
Less accumulated amortization	(146)	(121)
Total intangible assets, net	$4,804	$4,829

The Beeline brand has been determined to have an indefinite life and is not amortized. The Company, on an annual basis, tests the indefinite-lived asset for impairment. If the carrying value of an indefinite-lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of March 31, 2026, the Company determined that the Beeline brand was not impaired.

The customer list has a useful life of four years and amortization expense was $24,562 for both the three months ended March 31, 2026 and 2025.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

10. INVESTMENTS IN EQUITY METHOD INVESTEE

The Company’s investments in its related party equity method investee, MagicBlocks, include its equity method investment and its SAFEs on the consolidated balance sheets, which consisted of the following:

(Dollars in thousands)	March 31, 2026	December 31, 2025
Balance, beginning of year	$148	$147
SAFE Investments	-	267
Loss on equity method investment	(117)	(266)
Balance, end of period	$31	$148

Intercompany profits and losses resulting from transactions between the Company and MagicBlocks are eliminated with the resulting adjustments recorded to the carrying amount of the investment and the Company’s share of losses of MagicBlocks. See Note 18 – Related Party Transactions.

In March 2025, the Company entered into a Master Services Agreement with MagicBlocks for a monthly service fee of $10,000, which was amended on August 27, 2025 to $20,000, whereby MagicBlocks provides the Company certain services.

11. WAREHOUSE LINES OF CREDIT

On September 21, 2021, Beeline Loans entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by Beeline Loans or the lender upon 60 days’ notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has subsequently been renewed with the latest renewal in October 2025 increasing the available funding to $15.0 million and subject to annual renewals. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans Beeline Loans closes per month. Beeline Loans is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, monthly interim unaudited financial statements, and any other report submitted by independent accountants in connection with annual, interim or special audit of the books, if requested. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of March 31, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of March 31, 2026, the outstanding balance of the warehouse line of credit was $9.1 million and accrued interest was $13,751 with interest rates of 4.9%-8.3%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $7.4 million and accrued interest was $9,433 with interest rates of 4.6%-9.5%.

On October 6, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The line terminates on October 5, 2026 or such earlier date in accordance with the provisions of the agreement. The interest rate is equal to the SOFR plus 3.00% for Agency Loans and SOFR plus 3.50% plus 0.50% step ups after curtailments with a floor of 3.75% for Non-QM/DSCR Loans. Beeline Loans is required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year, monthly interim unaudited financial statements within 30 days of the end of said month, and an officer’s certificate and production report within 30 days of the end of each month. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of March 31, 2026, Beeline Loans was not in compliance with one financial covenant and subsequently received a waiver from the lender. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of March 31, 2026, the outstanding balance of the warehouse line of credit was $3.2 million and accrued interest was $3,544 with an interest rate of 6.8%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.6 million and accrued interest was $6,534 with an interest rate of 6.8%.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

On October 7, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The interest rate is equal to the greater of SOFR plus 3.00% or 6.00% for all agency, government and jumbo loans and the greater of SOFR plus 4.00% or 7.00% for all non-QM or second lien loans. Beeline Loans is required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year and monthly interim unaudited financial statements within 45 days of the end of said month, and a monthly compliance report with compliance certificate within 15 days of the end of each month. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of March 31, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of March 31, 2026, the outstanding balance of the warehouse line of credit was $3.1 million and accrued interest was $2,348 with interest rates of 5.8%-8.3%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.5 million and accrued interest was $10,625 with interest rates of 6.3%-7.5%.

Loans committed for funding represent loans that have closed as of the reporting date but have not yet been funded through the Company’s warehouse lines of credit. These loans are typically funded within the first few days of the subsequent reporting period. The related loans are included in mortgage loans held for sale, net, at fair value in the consolidated balance sheets. As of March 31, 2026 and December 31, 2025, loans committed for funding were $1.3 million and nil, respectively.

The Company has $9.6 million available for use under its warehouse lines of credit as of March 31, 2026.

Interest expense on the warehouse lines of credit was $0.2 million and $0.1 million for the three months ended March 31, 2026 and 2025, respectively.

12. LEASE OBLIGATIONS

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

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of March 31, 2026, the amount of right-of-use assets and lease liabilities were both $0.4 million. As of December 31, 2025, the amount of right-of-use assets and lease liabilities were $0.4 million and $0.5 million, respectively.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for the three months ended March 31, 2026 and 2025 was $0.1 million and $0.3 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

Maturities of lease liabilities as of March 31, 2026 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2026	$215
2027	181
2028	39
Total lease payments	435
Less imputed interest (based on 10.0% weighted-average discount rate)	(35)
Present value of lease liability	400	1.62
Less current portion	246
Lease liabilities, net of current portion	$154

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

13. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

2026

In January 2026, the Company issued 100,000 shares of restricted common stock valued at $3.77 per share based on the 2025 grant date fair value to an employee under its Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”).

During the three months ended March 31, 2026, the Company issued 1,875 shares of common stock upon the exercise of stock options issued under its 2025 Plan for proceeds of $1,725.

During the three months ended March 31, 2026, the Company issued 452,475 shares of common stock upon the exercise of 482,801 Warrants related to the Company’s Series G Preferred Stock offering for proceeds of $0.2 million, including 99,802 shares of common stock issued under the cashless exercise provision upon the exercise of 130,128 Warrants.

During the three months ended March 31, 2026, the Company issued 163,112 shares of common stock for gross proceeds of $0.5 million pursuant to the At the Market Agreement.

During the three months ended March 31, 2026, the Company issued a total of 1,581,030 shares of common stock as a result of various preferred stock conversions as noted below.

See Note 20 – Subsequent Events for issuances of common stock subsequent to March 31, 2026.

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

The Company issued a total of 6,247,126 shares of common stock as a result of various preferred stock conversions as noted below.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the maximum amount under the ELOC Agreement from $35 million to $10 million. On September 8, 2025, the Company again amended the ELOC Agreement to increase the commitment amount by $10 million, to maximum total sales of up to $20 million, and to remove minimum closing price conditions for effecting purchases under the ELOC Agreement. As a result, the Company may sell up to $12.5 million under the ELOC Agreement (after giving effect to prior sales) beginning after January 11, 2026. During the three months ended March 31, 2026, the Company sold and issued a total of 444,444 shares of common stock for an aggregate purchase price of $1.0 million to the Purchaser. The Company recorded offering costs related to the ELOC Agreement of $0.1 million as of March 31, 2026. During the three months ended March 31, 2025, the Company sold and issued a total of 1,090,622 shares of common stock for an aggregate purchase price of $2.1 million to the Purchaser. The Company recorded offering costs related to the ELOC of $0.1 million as of March 31, 2025.

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

On July 23, 2025, the Company filed a Certificate of Designation, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock of the Company (the “Certificate of Designations”) with the Nevada Secretary of State designating and authorizing the issuance of up to 8,425,102 shares of Series A Preferred Stock. Each share of Series A Preferred Stock had a stated value of $0.50. Beginning on the initial issuance date of the Series A Preferred Stock, the holder may convert up to $1.0 million in stated value of Series A Preferred Stock (the “Special Conversion Amount”) at a conversion price of $1.75 per share, subject to adjustment as provided therein and subject to beneficial ownership limitations. The conversion price was subject to customary adjustments including for reverse stock splits, forward stock splits, and similar corporate events, and was also subject to price protection adjustment in connection with subsequent sales or issuances of securities at a per-share price that is lower than the conversion price, subject to certain exceptions and limitations.

Beginning on the issuance date of the Series A Preferred Stock on July 23, 2025 and for a period of one-year thereafter, the Company had the right to redeem the shares of Series A Preferred Stock, other than the Special Conversion Amount, at a redemption price of $2.00 per underlying share of common stock (based on the $1.75 per share conversion price, subject to adjustment). At the end of the one-year redemption period, all remaining shares of Series A Preferred Stock (in addition to the Special Conversion Amount) would become convertible at the option of the holder.

Each share of Series A Preferred Stock was convertible into common stock by a conversion ratio equal to the stated value of the Series A Preferred Stock share divided by the Series A Preferred Stock conversion price. The Series A Preferred Stock was entitled to vote with the Company’s common stock on an as-converted basis, subject to the 4.99% beneficial ownership limitation.

During the three months ended March 31, 2026, the remaining 6,425,102 shares of Series A Preferred Stock were converted or exchanged into a total of 1,483,356 shares of common stock resulting in no gain or loss being recognized.

In March 2026, the Certificate of Designation was withdrawn for the Series A Preferred Stock.

Issuance of Series B Preferred Stock

On October 19, 2021, the Company entered into a securities purchase agreement (“Purchase Agreement”) with an accredited investor for its purchase of 2.5 million shares of Series B Convertible Preferred Stock (“Series B”) at a purchase price of $1.00 per Preferred Share, which Preferred Shares are convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series B of the Company with an initial conversion price of $620.00 per share. 4,250 shares of common stock were reserved for issuance in the event of conversion of the Preferred Shares. The holder of Series B has voting rights on an as-converted basis.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

The Series B accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For both the three months ended March 31, 2026 and 2025, the Company accrued $37,500 of preferred dividends.

Issuance of Series C Preferred Stock

In January 2025, the Certificate of Designation was withdrawn for the Series C Preferred Stock.

Issuance of Series D Preferred Stock

Each share of Series D Preferred Stock has a stated value of $10.00 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series D Preferred Stock with an initial conversion price of $18.00 per share. Each share of Series D Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series D Preferred Stock share divided by the Series D Preferred Stock conversion price. In the event that the Company declares a dividend payable in cash or stock to holders of any class of the Company’s stock (including the Series B Preferred Stock), the holder of a share of Series D Preferred Stock will be entitled to receive an equivalent dividend on an as-converted basis. In the event of a liquidation of the Company, the holders of Series D Preferred Stock will share in the distribution of the Company’s net assets on an as-converted basis equally with the Series C Preferred Stock and Series E Preferred Stock, subordinate only to the senior position of the Series B. The number of shares of common stock into which a holder may convert Series D Preferred Stock is limited by a beneficial ownership limitation of 9.99%. The Series D Preferred Stock conversion price and the floor price will be subject to equitable adjustment in the event of stock splits, reverse splits and similar events. The Series D Preferred Stock is non-voting. In January 2026, the Certificate of Designation was withdrawn for the Series D Preferred Stock.

In conjunction with the Senior Secured Notes entered into on November 14, 2024, the Company entered in two side letters with two institutional investors to each convert $0.3 million of Series D Preferred Stock beginning on April 7, 2025 at a conversion price equal to the lower of $5.00 per share or the five-day VWAP price ending on April 7, 2025, but not less than $2.50 per share.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

The Series F and F-1 Preferred Stock was valued at $48.2 million per the Merger. The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025.

During the three months ended March 31, 2026, investors converted 256,242 and 1,910 shares of Series F and F-1 Preferred Stock, respectively, into 25,815 shares of common stock. During the three months ended March 31, 2025, 57,020,394 and 421,186 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,744,158 shares of common stock. No gain or loss was recognized as a result of these conversions for both the three months ended March 31, 2026 and 2025.

On July 23, 2025, the Company entered into an agreement with a holder of and effected the exchange of 8,356,151 shares of Series F Preferred Stock and 68,951 shares of Series F-1 Preferred Stock of the Company in exchange for the issuance to the holder of 8,425,102 shares of Series A Preferred Stock.

In conjunction with the Senior Secured Notes entered into on November 14, 2024, the Company entered in a side letter which permitted an affiliate who invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock for a $0.4 million 120-day promissory note and has substantially identical terms to the Senior Secured Notes, except it is subordinated with respect to its security interest. This affiliate exchanged 896,667 shares of Series F Preferred Stock. Additional side letters permitted two investors to each receive 250,000 shares of Series F Preferred Stock. The net amount of these side letters was (396,667) shares.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

On March 25, 2025 (“the trigger date”), the Company sold common stock under the ELOC Agreement at $1.67 per share, which was less than the Series G Preferred Stock original conversion price of $5.10 per share, resulting in the reduction of the conversion price of the Series G Preferred Stock to $1.67 per share as a result of the price protection adjustment related to the conversion of the Series G Preferred Stock. The Company recorded a deemed dividend related to the Series G Preferred Stock price protection of $1.5 million. The deemed dividend was computed as the fair value of the embedded conversion option with the reduced conversion price of $1.67 less the fair value of the embedded conversion option with the original conversion price of $5.10 as computed on the trigger date. See below for the warrant related deemed dividend allocation and assumptions used in the Black-Scholes model.

During the three months ended March 31, 2026, 235,293 shares of Series G Preferred Stock were converted into 71,859 shares of common stock. During the three months ended March 31, 2025, 3,980,664 shares of Series G Preferred Stock were converted into 398,066 shares of common stock. No gain or loss was recognized as a result of these conversions for both the three months ended March 31, 2026 and 2025.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock that were issuable as of December 31, 2024. In addition, in January 2025, the Company issued 19,698 shares of Series G Preferred Stock for legal services of $10,000.

Warrants

During three months ended March 31, 2026, 482,801 Warrants were exercised for proceeds of $0.2 million related to Series G Preferred Stock and the Company issued 452,475 shares of common stock, including 99,802 shares of common stock issued under the cashless exercise provision upon the exercise of 130,128 Warrants, see Note 20 – Subsequent Events.

There were no new warrants issued during the three months ended March 31, 2026. A summary of all Warrant share activity as of and for the three months ended March 31, 2026 is presented below:

	Warrant Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	315,056	4.6	$28.00	$1.0
Additions due to price protection adjustment	5,430,468	4.3	0.66	5.8
Issued with Series G Preferred Stock units sold	389,490	4.0	0.66	0.4
Granted	302,200	4.7	2.36	-
Exercised	(25,000)	-	1.00	-
Expired	(1,083)	-	(767.54)	-
Outstanding as of December 31, 2025	6,411,131	4.1	$1.76	6.4
Exercised	(482,801)	-	0.66	0.8
Outstanding as of March 31, 2026	5,928,330	3.5	$1.85	$9.4

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

The estimated fair value of the deemed dividend relating to the price protection adjustment is computed as the fair value of the warrants with the reduced exercise price of $1.67 less the fair value of the warrants at the original exercise price of $6.50 as computed on the trigger date. The Black-Scholes option-pricing model used the assumptions below for the three months ended March 31, 2025:

Volatility	131%
Risk-free interest rate	4.07%
Expected term (in years)	5.00
Expected dividend yield	-
Fair value of common stock	$1.88

Beeline Warrants

In the merger agreement, the Company agreed to assume 5,868 outstanding Beeline Warrants with an exercise price of $231.20 per share. The new Warrants have not been issued as of the date of this Report.

14. STOCK-BASED COMPENSATION

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). As of March 31, 2026, there were 29 options under the 2016 Plan. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Plan, and on August 1, 2025 the Board of Directors adopted the 2025 Plan.

2025 Equity Incentive Plan

The 2025 Plan initially authorized 4,588,802 shares of common stock, which was equal to 15% of the outstanding shares of common stock on a fully-diluted basis available for award under the 2025 Plan. The 2025 Plan provides for an annual increase to such available number of shares by 5% of the shares of common stock outstanding on a fully-diluted basis each year for a period of seven years, with the first such increase to occur on January 1, 2026. On January 1, 2026, the number of shares available for grant under the 2025 Plan increased by 1,855,548 shares. The 2025 Plan provides for the issuance of incentive stock options, non-statutory stock options, share appreciation rights, restricted shares, restricted share units, and other share-based awards. Awards generally vest based on continued service over periods ranging from one to three years. Stock options generally have a contractual term of ten years from the grant date.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

Stock Options

A summary of all stock option activity as of and for three months ended March 31, 2026 is presented below:

	# of Options	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	104	0.2	$304.34	$-
Options granted	1,552,000		0.94
Options forfeited from 2016 Plan	(75)		304.39
Outstanding as of December 31, 2025	1,552,029	9.4	$0.95	$1.2
Options granted	293,000		2.85
Options exercised	(1,875)		(0.92)
Options forfeited	(3,125)		(0.92)
Outstanding as of March 31, 2026	1,840,029	9.3	$1.26	$2.2
Exercisable as of March 31, 2026	620,077	9.2	$1.02	$0.9

As of March 31, 2026, there were 1,219,952 unvested options with an aggregate grant date fair value of $4.0 million. As of December 31, 2025, there were 1,084,000 unvested options with an aggregate grant date fair value of $3.8 million. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is two years from the grant date. The aggregate intrinsic value of unvested options as of March 31, 2026 and December 31, 2025 was $1.3 million and $0.8 million, respectively. During the three months ended March 31, 2026, 152,077 options vested.

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

The following assumptions were used in the Black-Scholes valuation model for options granted during the three months ended March 31, 2026:

Volatility	132%
Risk-free interest rate	3.63%
Expected term (in years)	5.19
Expected dividend yield	-
Exercise price of common stock	$2.85

There were no options issued for the three months ended March 31, 2025 and all options had vested.

The weighted-average grant-date fair value per share of stock options granted during the three months ended March 31, 2026 was $2.50 per share. The aggregate grant date fair value of the 293,000 options granted during the three months ended March 31, 2026 was $0.7 million.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

For the three months ended March 31, 2026, net compensation expense related to stock options was $0.7 million and included in compensation, commissions and benefits in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, the total compensation expense related to stock options not yet recognized was nil and $3.0 million, respectively, which is expected to be recognized over a weighted-average period of 0.67 years and 0.86 years, respectively.

See Note 20, Subsequent Events for stock option activity subsequent to March 31, 2026.

Restricted Stock Awards

Restricted stock awards (“RSAs”) represent issued shares of common stock that vest based on continued service. Compensation cost is measured based on the grant-date fair value of the Company’s common stock and recognized over the vesting period. Unvested RSAs are subject to forfeiture and are not considered outstanding for earnings per share purposes until vested.

A summary of all RSA activity as of and for the three months ended March 31, 2026 is presented below:

	# of RSAs	Weighted-Average Fair Value
Unvested as of December 31, 2024	-	$-
Granted	553,647	$3.58
Released	(260,482)	(3.76)
Unvested as of December 31, 2025	293,165	$3.42
Forfeited	(31,315)	-
Unvested as of March 31, 2026	261,850	$3.42

Stock-based compensation expense related to RSAs for the three months ended March 31, 2026 was $0.2 million and included in general and administrative expenses in the consolidated statements of operations. As of March 31, 2026 and December 31, 2025, total unrecognized compensation cost related to unvested RSAs was $0.5 million and $0.7 million, respectively, which is expected to be recognized over a weighted-average period of 1.30 years and 1.24 years, respectively, and included in additional paid-in capital on the consolidated balance sheets.

There were no RSAs grants for both the three months ended March 31, 2026 and 2025.

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

A summary of all RSU activity as of and for the three months ended March 31, 2026 is presented below:

	# of RSUs	Weighted-Average Fair Value
Unvested as of December 31, 2024	-	$-
RSUs granted	190,000	3.48
Unvested as of December 31, 2025	190,000	$3.48
RSUs released	(100,000)	3.77
Unvested as of March 31, 2026	90,000	$3.15

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

Stock-based compensation expense related to RSUs for the three months ended March 31, 2026 of $0.1 million was included in general and administrative expenses and $6,855 was included in compensation, commissions and benefits in the consolidated statements of operations. The total value of RSU grants was $0.7 million for the three months ended March 31, 2026. As of March 31, 2026 and December 31, 2025, total unrecognized compensation cost related to unvested RSAs was $0.1 million and $0.2 million, respectively.

There were no RSUs issued for the three months ended March 31, 2025.

RSUs are settled in shares of the Company’s common stock upon vesting. Shares withheld to satisfy employee tax withholding obligations are accounted for as equity transactions.

15. COMMITMENTS AND CONTINGENCIES

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

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint against 28 defendants, of which Beeline Loans is included as a defendant in the US District Court, Middle District of Tennessee. On February 23, 2026, the plaintiffs filed an amended complaint removing 17 defendants, adding new named plaintiffs and adding additional description of Optimal Blue’s products to the complaint. Beeline Loans remains a defendant in the amended complaint. The complaint alleges Beeline Loans’ use of Optimal Blue’s pricing software violated federal antitrust laws. The Company intends to defend the case vigorously.

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

The following discussion should be read in conjunction with the efforts of the Trump Administration to shut down the CFPB. Presently, there is a lower federal court order enjoining the efforts to eliminate the CFPB, which order has been overruled by a three judge panel. The full Court has elected to hear the appeal so the injunction remains in effect.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

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

16. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of March 31, 2026, there was one account that exceeded the limit by $1.5 million. As of December 31, 2025, there were two accounts that exceeded the limit by $2.9 million.

The Company relies on three lenders for the warehouse lines it uses to fund the mortgage loans it makes to its customers, which is limited to a total maximum of $25.0 million, see Note 11 – Warehouse Lines of Credit.

The Company sold its mortgage loans to six and seven investors for the three months ended March 31, 2026 and 2025, respectively.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $1.5 million and $0.6 million as of March 31, 2026 and December 31, 2025, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

17. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon the conversion or exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of income (loss) per common share for the three months ended March 31, 2026 and 2025. For the three months ended March 31, 2026, there were 8.2 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 0.4 million under preferred stock, 5.9 million under warrants, 1.8 million stock options and 0.1 million restricted stock units. For the three months ended March 31, 2025, there were 6.7 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 4.2 million under preferred stock and 2.5 million under warrants.

18. RELATED PARTY TRANSACTIONS

In June 2025, the Company partnered with TYTL, whereby TYTL finances certain residential real estate transactions funded through the sale of a cryptocurrency token which is backed by real property. In these transactions, TYTL purchases equity from homeowners seeking liquidity, funding such purchases from the sale of the cryptocurrency tokens. The Company provides TYTL with certain services in connection with these transactions, specifically through providing access to its platform through BeelineEquity, and providing title and escrow services through Beeline Title Holdings in exchange for service fees. Other than providing its platform, and title and escrow services as noted above, the Company is not involved in any cryptocurrency or other transactions of TYTL. During the three months ended March 31, 2026, the Company recorded $37,100 and $12,792 of revenue included in fractional equity revenues and title fees, respectively, in the consolidated statements of operations. As of December 31, 2025, there was $16,100 included in accounts receivable, net – related party on the consolidated balance sheets.

On January 1, 2026, the Company entered into a one-year Master Services Agreement with TYTL for $0.2 million whereby the Company provides certain agreed upon monthly consulting services. During the three months ended March 31, 2026, the Company received $0.1 million related to this Agreement and recorded $50,000 of revenue, which is included in other revenues in the consolidated statements of operations. The remaining $50,000 is included in accrued liabilities on the consolidated balance sheets as of March 31, 2026.

On December 19, 2025, the Company advanced TYTL $0.4 million, included in due from affiliate on its consolidated balance sheets as of December 31, 2025. During the three months ended March 31, 2026, the Company further advanced $0.1 million to TYTL and had received payment of $0.3 million. As of March 31, 2026, the Company was owed $0.2 million included in due from affiliate on its consolidated balance sheets. The Company’s principal stockholder and Chief Executive Officer, Mr. Nicholas Liuzza, personally guaranteed these advances to TYTL.

Mr. Liuzza is Chief Executive Officer of TYTL. In addition, Christopher Moe, the Company’s Chief Financial Officer, and Joseph Freedman, a director, are each TYTL shareholders.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

Jessica Kennedy, Beeline Financial’s Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the three months ended March 31, 2026 and 2025, the Company had transactions of $9,870 and $2,759, respectively, with Tower Title.

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

Beeline Loans is a member of The Mortgage Collaborative, which is an industry trade group founded by David Kittle. Beeline Loans pays membership fees of $3,500 to The Mortgage Collaborative. Mr. Kittle was appointed as Special Advisor to both the Company and Board of Directors on March 12, 2025. In November 2025, the Company entered into a six month agreement with Mr. Kittle to consult with the Company’s management team in exchange for 30,000 shares of restricted stock under the 2025 Plan, subject to certain vesting requirements.

19. 2025 INDEBTEDNESS

Notes Payable

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

Notes Payable-Related Parties

In February and March of 2025, Nicholas Liuzza, the Company’s Chief Executive Officer, advanced the Company a total of $0.1 million which the Company used for working capital and general corporate purposes. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the note was amended to $0.4 million. During September 2025, the principal balance and accrued interest was fully repaid.

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

Beeline Holdings, Inc. Notes to Consolidated Financial Statements March 31, 2026 and 2025 (unaudited)

Secured Credit Facilities

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

On May 12, 2025, the Company entered into an agreement with two Note holders to extend the maturity date to August 14, 2025. On June 26, 2025, the Company amended $0.5 million of the Notes by making them convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. These Notes were subsequently converted to common stock at the fair of common stock and therefore no gain or loss on the conversion, see Note 13 – Stockholders’ Equity. Additionally, these same lenders extinguished an extension fee of $0.1 million.

On May 14, 2025, the Company entered into an agreement with the two other Note holders to extend the maturity date of each Note to May 26, 2025 after the Company paid 50% of the outstanding principal balance of $0.5 million. In June 2025, the Company repaid the remaining the balance of $0.5 million.

The Company also entered in three forms of side letters in 2024 with the investors which (i) permitted one investor which along with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock (the “Series F”) for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the applicable offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permitted two investors to convert Series D Preferred Stock beginning on April 7, 2025, see Note 13 – Stockholders’ Equity, and (iii) permitted two investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F, which is $0.50 per share, to determine the number of shares of Series F. As of December 31, 2025, debt issuance costs related to the side letters were fully amortized.

On June 26, 2025, the Company amended the 120-day promissory note of $0.4 million by making it convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. This note was subsequently converted to common stock, see Note 13 – Stockholders’ Equity.

Senior secured debentures

During 2024, Beeline Financial issued senior secured debentures of $3.6 million maturing September 5, 2025 with payments made in nine equal monthly installments of $0.4 million beginning January 2025. During September 2025, the principal balance and accrued interest was fully repaid. As of December 31, 2025, the debt discount was fully amortized.

20. SUBSEQUENT EVENTS

Warehouse Line of Credit

On May 15, 2026, the Company entered into a second amendment to the Master Repurchase Agreement dated October 6, 2025 with a warehouse lender, increasing the line of credit to $6 million through May 22, 2026 and reverting back to $5 million thereafter. In addition, certain financial covenants were amended through May 30, 2026 and thereafter will revert to the original thresholds.

Stockholders’ Equity

Common Stock

Subsequent to March 31, 2026, the Company sold 155,056 shares for gross proceeds of $0.3 million in at-the-market public placements.

Subsequent to March 31, 2026, the Company issued 69,278 shares of common stock upon the exercise of Warrants related to the Company’s Series G Preferred Stock offering under the cashless exercise provision upon the exercise of 96,559 Warrants.

ELOC Agreement

Subsequent to March 31, 2026, the Company sold and issued a total of 300,000 shares of common stock for an aggregate purchase price of $0.6 million to the Purchaser.

2025 Equity Incentive Plan

Subsequent to March 31, 2026, the Company issued 7,010 shares of common stock to a member of the board of directors under the 2025 Plan in lieu of cash compensation of $15,000. In addition, the Company granted 75,000 stock options to an employee.

Warrants

Subsequent to March 31, 2026, an investor exercised 96,559 Warrants related to the Company’s Series G Preferred Stock offering under the cashless exercise provision and the Company issued 69,278 shares of common stock.

Related Party Transactions

Subsequent to March 31, 2026, Mr. Liuzza surrendered to the Company 70,454 shares of the Company’s common stock in lieu of repaying cash of $0.1 million.

In addition, Mr. Liuzza entered into an additional SAFE with MagicBlocks.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for prospective future growth, operating results and financial condition, potential future trends and developments within our industry and the U.S. economy generally, expectations and plans with respect to our products and services including the potential market for, timing, features, and demand for such products and services, prospective future fractional sale of home real estate transactions, and liquidity and sources of capital. Forward-looking statements are prefaced by words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “should,” “would,” “intend,” “seem,” “potential,” “appear,” “continue,” “future,” believe,” “estimate,” “forecast,” “project,” “designed,” and similar words. We have based these forward-looking statements largely on our current expectations and assumptions regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you, therefore, against relying on any of these forward-looking statements.

Our actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons, including, without limitation, the possibility that estimates, projections and assumptions on which the forward-looking statements are based prove to be incorrect, central bank interest rates and future interest rate changes, the risks arising from the impact of affordability, inflation, tariffs, the war in the Middle East, the deterioration of the labor market of the United States, a recession which may result on the Company’s business, prospective customers, and on the national and global economy, our need for additional capital to meet future goals and milestone targets, our ability to attract homeowners to our products and services, the potential for regulatory changes regarding cryptocurrency and digital assets, artificial intelligence, and other areas that impact the Company’s business, and the ability of us and third parties on which we depend to comply with applicable regulatory requirements, the risk that software and technology infrastructure on which we depend fail to perform as designed or intended, and the Risk Factors contained in our Form 10-K filed March 31, 2026 and prospectus supplement dated March 10, 2026. Any forward-looking statement made by us in this presentation speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Our Business

We are a fintech mortgage lender, fractional real estate equity purchase facilitator, and title services provider focused on streamlining the homeownership process through a digital platform. We utilize a proprietary technology platform that incorporates advanced analytics and machine learning tools, combined with human oversight, to support mortgage origination, equity purchase, and title services. Our business model is designed to provide consumers with more efficient access to mortgage and related financing solutions through its online platform. Approximately 70% of our loans are primarily non-qualified mortgage (“Non-QM”) loans, which typically serve borrowers with non-traditional income sources, including self-employment, investment, rental, or other non-W-2 income, or borrowers with significant assets.

We primarily act as lender for our conventional loan originations, where we are responsible for underwriting. For Non-QM loans, we operate primarily as a non-delegated lender and, to a much lesser extent, as a mortgage broker with third-party lenders. We leverage our technology platform and industry expertise to provide an alternative to traditional, more manual mortgage origination processes for residential properties in the United States.

As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, we are positioning ourself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. Through our technology platform, we offer a fractional equity product in collaboration with our partner, TYTL Holdings, LLC (“TYTL”), whereby TYTL purchases the equity from homeowners seeking liquidity and funds such purchases from the sale of the cryptocurrency tokens. We provide TYTL access to our platform through our subsidiary, BeelineEquity, and provide title and escrow services through Beeline Title Holdings. Other than providing our technology platform and title and escrow services, we are not involved in any cryptocurrency or other transactions of TYTL.

During 2026, we announced a strategic partnership with Structured Real Estate Group (“SRG”), a real estate developer, to directly integrate our mortgage platform into SRG’s proprietary AI-driven real estate platform that enables homebuyers to receive fully customized mortgage and title solutions within a single, unified platform to evaluate financing, understand total ownership costs, and initiate the mortgage process instantly without leaving the SRG platform.  SRG’s platform is designed as a next-generation real estate environment, combining property selection, smart home infrastructure, and community-level technology into a single digital interface. By embedding our mortgage and title capabilities directly into this ecosystem, the partnership removes friction from the homebuying process and creates a more transparent, efficient path to homeownership.  The initial deployment of this integrated platform will support the development of approximately 2,000 new homes in the Dallas/Fort Worth area over the next 36 months.

Factors Affecting Our Performance

Interest Rate Sensitivity

Changes in interest rates significantly affect mortgage origination volumes. Lower interest rates generally increase refinancing activity, while higher rates tend to reduce both refinancing and purchase volumes, with refinancing being particularly sensitive to rate increases. However, rising rates may also reflect broader economic growth and inflation, which can support demand for cash-out refinancings, purchase loans, and home equity products, partially offsetting declines in rate-driven refinancing.

We are exposed to interest rate risk. Increases in interest rates typically reduce the fair value of our loans held for sale (“LHFS”) and interest rate lock commitments (“IRLCs”). Conversely, declining rates tend to increase the value of our LHFS and IRLCs. We utilize IRLCs to manage exposure to interest rate movements between loan origination and sale.

Our operating results are expected to remain sensitive to interest rate fluctuations and other macroeconomic factors as we continue to scale our operations and increase funded loan volumes, variability in results, including the potential for net losses, may continue.

Market and Economic Conditions

Mortgage lending activity is influenced by overall economic conditions, including interest rates, employment levels, home price trends, and consumer confidence. Purchase originations are affected by these factors as well as seasonal patterns, with higher activity typically occurring in the second and third quarters. Refinancing volumes are primarily driven by changes in mortgage interest rates.

While demand for consumer credit has generally remained resilient, elevated or volatile interest rates and broader economic uncertainty may cause borrowers to delay financing decisions. As a result, our revenues and operating results may fluctuate across reporting periods.

Housing Supply and Demand

The availability of housing inventory and home price levels are key drivers of purchase mortgage volume. Limited housing supply has constrained transaction activity and contributed to higher home prices, particularly in a higher interest rate environment, which reduces affordability. Over time, supply-demand imbalances may encourage increased residential construction, which could expand housing inventory and support future purchase mortgage activity.

Adoption of Digital Lending Solutions

Our growth depends in part on our ability to deliver an efficient and competitive customer experience. Consumers have increasingly adopted digital platforms for complex financial transactions, and this trend is expected to continue as younger demographics enter the housing market. Our platform is designed to streamline the loan process and improve accessibility relative to more traditional approaches.

In addition, participants across the homeownership ecosystem—including financial institutions, real estate professionals, and service providers—are increasingly seeking technology-enabled solutions to enhance efficiency and customer experience. This trend may support continued demand for digital lending platforms and related services.

Technology and Product Expansion

We continue to invest in technology to automate and streamline loan origination processes, reduce costs, and improve execution speed and accuracy. Our platform is designed to support the introduction of new products and integration with partners with limited incremental cost.

We also expect to expand our home financing product offerings over time to address a broader range of customer needs. These efforts are intended to support customer acquisition, increase engagement, and enhance the overall value proposition.

Customer Acquisition and Growth

Our ability to grow depends on attracting and retaining customers in a cost-effective manner. This includes delivering a competitive digital experience and maintaining efficient marketing strategies. If customer acquisition efforts become less effective—due to market conditions, competition, or reduced visibility on lead generation platforms—we may need to increase spending on marketing, which could impact operating expenses.

Recent Developments

During 2025 and through early 2026, inflation moderated from the elevated levels experienced in 2022–2023, although progress remained uneven. Headline Consumer Price Index (“CPI”) increased to approximately 3.0% year-over-year by the end of 2025, compared to the mid-2% range earlier in the year. However, the war in the Middle East has created a spike in gas prices increasing 18.9% in March 2026 which led to an increase in inflation of 3.3 % in March 2026. Gas prices continued to increase in April 2026.

The ultimate impact of the war in the Middle East and U.S. and foreign tariff actions implemented during 2024–2025, as well as subsequent policy developments and geopolitical conditions, remains uncertain. These factors have the potential to affect supply chains, input costs, and pricing dynamics across certain sectors.

Housing and other services-related costs have continued to be primary contributors to overall inflation and constrain home purchase originations throughout 2025 and into 2026. While month-over-month increases in housing moderated at times, year-over-year measures remained elevated relative to historical levels, reflecting the lagged effects of prior rent increases and ongoing supply constraints. Higher financing costs have further exacerbated affordability challenges and suppressed transaction volumes. However, the Company believes that ongoing supply-demand imbalances may support increased residential construction over time, which could improve housing inventory and contribute to future mortgage market activity.

For the period from October 1, 2025 through early May 2026, U.S. residential mortgage interest rates, as measured by the MORTGAGE30US published by the Federal Reserve Bank of St. Louis, remained elevated but trended modestly lower.

At the beginning of October 2025, the average 30-year fixed-rate mortgage was in the low-to-mid 7% range, generally fluctuating between approximately 7.0% and 7.5% on a weekly basis. Rates reached periodic highs in the fourth quarter of 2025 within this range, reflecting continued macroeconomic uncertainty and elevated benchmark yields.

Beginning in late 2025 and continuing into the first quarter of 2026, mortgage rates declined gradually. Monthly averages decreased from approximately 6.19% in December 2025 to approximately 6.10% in January 2026 and 6.05% in February 2026, before modestly increasing to approximately 6.18% in March 2026. On a weekly basis, rates in April 2026 ranged from approximately 6.23% to 6.37%, with a reported level of approximately 6.30% for the week ending April 30, 2026.

Overall, mortgage rates during the period declined from peak levels in excess of 7% in the fourth quarter of 2025 to approximately the mid-6% range by early May 2026. Notwithstanding this improvement, the forward outlook for mortgage rates remains uncertain. In particular, the ongoing conflict involving Iran has introduced additional volatility into energy markets and inflation expectations, which have contributed to upward pressure on U.S. Treasury yields and, by extension, mortgage rates.

As a result, while mortgage rates have moderated in early 2026, they may remain elevated or experience renewed upward pressure depending on the duration and economic impact of the conflict, including its effects on inflation, monetary policy expectations, and global financial markets.

The Company continues to monitor these macroeconomic conditions, including inflation trends, interest rate movements, and geopolitical developments, which may impact consumer demand, operating costs, and overall financial performance.

Results of Operations

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The operating results of Nimble Title Holdings, LLC and its subsidiaries, and Bridgetown Spirits Corp. have been classified as discontinued operations during the three months ended March 31 2025.

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

(Dollars in thousands, except per share amounts)	2026	2025
Revenues
Gain on sale of loans, net	$1,845	$814
Loan origination fees	395	150
Interest income (expense)
Interest income	177	71
Interest expense	(189)	(65)
Interest income (expense), net	(12)	6
Title fees (includes related party revenues of $13 for the three months ended March 31, 2026)	380	273
Fractional equity revenues, related party	37	-
Other revenues (includes related party revenues of $50 for the three months ended March 31, 2026)	51	4
Total net revenues	2,696	1,247

Operating Expenses
Compensation, commissions and benefits	3,016	2,087
General and administrative expenses	1,930	1,878
Depreciation and amortization	815	820
Marketing and advertising	1,042	525
Other operating expenses	1,060	694
Total operating expenses	7,863	6,004
Loss from operations	(5,167)	(4,757)
Other income (expense), net
Interest income	6	1
Interest expense	-	(1,889)
Loss on equity method investment	(117)	(75)
Other income (expense), net	-	14
Total other income (expense), net	(111)	(1,949)
Net loss from continuing operations	$(5,278)	$(6,706)

Net Revenues

Gain on sale of loans, net increased $1.0 million, or 125%, to $1.8 million for the three months ended March 31, 2026 compared to $0.8 million for the three months ended March 31, 2025 driven by increased loan originations and loan pricing.

Loan origination fees increased $0.2 million, or 100%, to $0.4 million for the three months ended March 31, 2026 compared to $0.2 million for the three months ended March 31, 2025 driven by increased loan originations. The quantity of loan originations increased by 160, or 125%, to 288 for the three months ended March 31, 2026 compared to 128 for the three months ended March 31, 2025.

Title fees increased $0.1 million, or 33%, to $0.4 million for the three months ended March 31, 2026 compared to $0.3 million for the three months ended March 31, 2025 driven by increased title closings of 262 for the three months ended March 31, 2026 compared to 215 title closings for the three months ended March 31, 2025.

Operating Expenses

Compensation, commissions and benefits increased $0.9 million, or 43%, to $3.0 million for the three months ended March 31, 2026 compared to $2.1 million for the three months ended March 31, 2025 primarily driven by increased employee stock compensation expense of $0.6 million related to our 2025 Equity Incentive Plan, which was adopted in October of 2025, and an increase in commissions reflective of higher loan originations.

General and administrative expenses were $1.9 million for both the three months ended March 31, 2026 and 2025 primarily driven by increased vendor and board of directors stock compensation expense of $0.2 million related to our 2025 Equity Incentive Plan, which was adopted in October of 2025 offset by decreased accounting fees of $0.1 million.

Depreciation and amortization was $0.8 million for both the three months ended March 31, 2026 and 2025.

Marketing and advertising increased $0.5 million, or 100%, to $1.0 million for the three months ended March 31, 2026 compared to $0.5 million for the three months ended March 31, 2025 primarily due to increased leads reflective of higher loan originations.

Other operating expenses increased $0.4 million, or 57%, to $1.1 million for the three months ended March 31, 2026 compared to $0.7 million for the three months ended March 31, 2025 primarily due to increased fees charged by investors of our loans, which is directly related to higher loan originations, and increased software service fees.

Other Income (Expense)

Interest expense, exclusive of the warehouse line of credit, was $1.9 million for the three months ended March 31, 2025 related to interest on debt and the amortization of debt and warrant related expenses.

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

We include a reconciliation of adjusted EBITDA to GAAP net loss, its most closely comparable GAAP measure. We encourage investors and others to review our unaudited consolidated financial statements and notes thereto in their entirety included elsewhere in this Report, not to rely on any single financial measure, and to consider adjusted EBITDA only in conjunction with its respective most closely comparable GAAP financial measure.

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

● Adjusted EBITDA excludes non-cash stock-based compensation expense which is a significant recurring expense for our business and an important part of our compensation strategy;

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income (loss) adjusted for the impact of interest expense, depreciation and amortization expense, (gain) loss on extinguishment of debt, net loss from discontinued operations, stock-based compensation expense, and other non-recurring or non-core operational expenses.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the three months ended March 31, 2026 and 2025 (unaudited):

(Dollars in thousands)	2026	2025
Net loss	$(5,278)	$(6,927)
Interest expense	-	1,889
Depreciation and amortization	815	820
Stock-based compensation expense	977	150
Non-recurring expenses	468	-
Net loss from discontinued operations	-	221
Adjusted EBITDA	$(3,018)	$(3,847)

Capital Resources and Liquidity

Statements of Cash Flows

Net cash used in operating activities of continuing operations increased from $1.4 million for the three months ended March 31, 2025 to $3.6 million for the three months ended March 31, 2026 primarily due to changes in working capital.

For the three months ended March 31, 2026 and 2025, net cash used in investing activities were flat at $0.1 million.

For the three months ended March 31, 2026, net cash provided by financing activities of continuing operations was $2.5 million primarily from $1.6 million raised from net equity transactions and borrowings of $0.9 million from the warehouse lines. For the three months ended March 31, 2025, net cash provided by financing activities of continuing operations was $1.8 million primarily from equity transactions, offset by repayments of our warehouse line and secured credit facilities.

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

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents and equity offerings. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of May 8, 2026, the Company had approximately $1.2 million in cash, including $0.9 million we raised subsequent to March 31, 2026 as described below.

For the three months ended March 31, 2026, the Company sold 444,444 shares of common stock for gross proceeds of $1.0 million under the ELOC Agreement. Subsequent to March 31, 2026, the Company further sold 300,000 shares of common stock for gross proceeds of $0.6 million.

During three months ended March 31, 2026, the Company sold 163,112 shares for gross proceeds of $0.5 million under an at the market offering. Subsequent to March 31, 2026, the Company further sold 155,056 shares of common stock for gross proceeds of $0.3 million.

The Company does not have sufficient cash resources to meet its working capital needs for the next 12 months. The Company expects it needs to raise approximately $6 million to meet its internal cash requirements. The availability of additional financing will be largely dependent on our common stock price and liquidity as we utilize our ELOC and ATM Agreements as well as on our operating success, including improved margins as well as operational improvements, which will be necessary to attract investors. However, there can be no assurance that the Company will be successful in securing the necessary capital on favorable terms, or at all. The Company has no material off-balance sheet arrangements as of the date of this Report.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company in the financial statements for the three months ended March 31, 2026 relate to the policies and practices the Company uses to account for:

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

Revenue recognition

Gains on Sale of Loans, Net

See discussion above under “Mortgage Loans Held for Sale and Gain on Sale of Loans Revenue Recognition” and below under “Derivative Financial Instruments and Revenue Recognition.”

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

Title Fees

Settlement fees and commissions are earned at loan settlement. Title fees also include service fees for providing title and escrow services related to fractional equity sales, see below.

Fractional Equity Revenues, Related Party

The Company receives a transaction fee of 3.5% of the amount of equity sold by homeowners to TYTL for customer service, transaction processing and platform support. Revenue is recognized at a point in time when the closing occurs between TYTL and the homeowner.

Other Revenues

The Company receives a consulting fee related to certain agreed upon services provided to TYTL. Revenue is recognized on a monthly basis as the services are performed. Other revenues also include fees received from a marketing partner.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were not effective as of March 31, 2026.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended March 31, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint in the US District Court, Middle District of Tennessee alleging the Company’s use of Optimal Blue’s pricing software violated federal antitrust laws against 28 defendants, including Beeline Loans, a subsidiary of the Company. On February 23, 2026, the plaintiffs filed an amended complaint removing 17 defendants, adding new named plaintiffs and adding additional description of Optimal Blue’s products to the complaint. Beeline Loans remains a defendant in the amended complaint. The Company intends to defend the case vigorously.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On March 19, 2026 and April 22, 2026, two warrant holders exercised 241,393 Series G Warrants to purchase Common Stock and acquired an aggregate of 193,590 shares of common stock.

On April 20, 2026, the Company sold a total of 300,000 shares of common stock under the ELOC Agreement dated March 7, 2025.

The issuances and warrant exercises were exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended March 31, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Warehouse Line of Credit

On May 15, 2026, the Company entered into a second amendment to the Master Repurchase Agreement dated October 6, 2025 with a warehouse lender, increasing the line of credit to $6 million through May 22, 2026 and reverting back to $5 million thereafter. In addition, certain financial covenants were amended through May 30, 2026 and thereafter will revert to the original thresholds.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.
3.6(a)	Certificate of Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026 and incorporated herein by reference.
3.7	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.8	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.9	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 3-a to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference.
3.10	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as Exhibit 3-a to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.11	Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3-c to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference.
3.11(a)	Certificate of Correction for Series F Convertible Preferred Stock, filed as Exhibit 3(b) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.12	Certificate of Designation of Series F-1 Preferred Stock, filed as Exhibit 3-d to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference.
3.12(a)	Certificate of Correction for Series F-1 Convertible Preferred Stock, filed as Exhibit 3(c) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13	Certificate of Designation of Series G Convertible Preferred Stock, filed as Exhibit 3(a)(1) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13(a)	Certificate of Correction for Series G Convertible Preferred Stock, filed as Exhibit 3(a)(2) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13(b)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on January 21, 2025 and incorporated herein by reference.
3.13(c)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on March 5, 2025 and incorporated herein by reference.
3.13(d)	Second Certificate of Amendment of Series G Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference.
3.14	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2025 and incorporated herein by reference.

3.15	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2025 and incorporated herein by reference.
3.16	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 30, 2025 and incorporated by reference herein.
4.1	Form of Placement Agent Warrant, filed as Exhibit 4.1 to the Current Report on From 8-K filed on November 12, 2025 and incorporated herein by reference.
10.1	ELOC Side Letter, filed as Exhibit 10.25 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.2	Termination Agreement, filed as Exhibit 10.26 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.3	Amended and Restated Common Stock Purchase Agreement (ELOC), filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.4	Amended and Restated Registration Rights Agreement (ELOC), filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.5	Letter Agreement for Amendment of Liuzza Warrants filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein.
10.6	Debt Satisfaction Agreement dated July 25, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.
10.7	Senior Secured Original Issue Discount Promissory Note and Security Agreement dated July 25, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.
10.8	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.9	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.10	Form of Option Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.11	Letter Agreement dated September 8, 2025, filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1 dated October 21, 2025 and incorporated herein by reference.
10.12	Letter Agreement dated October 22, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2025 and incorporated herein by reference.
10.13	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2025 and incorporated by reference herein.
10.14	Form of Placement Agency Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 12, 2025 and incorporated by reference herein.
10.15	Form of Letter Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2026 and incorporated by reference herein.
10.16 #	Amended and Restated 2025 Equity Incentive Plan, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2025 and incorporated herein by reference.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 **	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
#	Indicates management compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEELINE HOLDINGS, INC.

Date: May 15, 2026	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

Date: May 15, 2026	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial Officer)

Date: May 15, 2026	By:	/s/ Tiffany Milton
Tiffany Milton
Chief Accounting Officer
(Principal Accounting Officer)

