Form 10-Q
period 2026-06-30
Beeline Holdings, Inc.
filed 2026-08-14
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2026

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

As of August 14, 2026, 32,928,148 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

BEELINE HOLDINGS, INC.

FORM 10-Q

June 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

June 30, 2026 and December 31, 2025

(Dollars in thousands, except share and per share amounts)

	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$1,407	$3,064
Restricted cash	73	131
Mortgage loans held for sale, net, at fair value	10,838	15,072
Interest rate lock commitment derivative	285	232
Accounts receivable, net (includes related party receivables of $16 as of December 31, 2025)	28	20
Other receivable	40	-
Prepaid expenses and other current assets	305	459
Due from affiliate	198	400
Total current assets	13,174	19,378
Goodwill	33,310	33,310
Property and equipment, net	11,052	11,710
Intangible assets, net	4,780	4,829
Right-of-use assets	297	401
Simple Agreements for Future Equity (“SAFEs”), related party	-	148
Other assets, net	304	441
Total Assets	$62,917	$70,217

Liabilities and Shareholders’ Equity
Current liabilities:
Warehouse lines of credit and accrued interest	$10,408	$14,544
Accounts payable	848	645
Accrued liabilities	844	903
Current portion of lease liabilities	252	239
Total current liabilities	12,352	16,331
Lease liabilities, net of current portion	86	221
Other noncurrent liabilities	-	57
Total liabilities	12,438	16,609

Commitments and contingencies (Note 16)

Shareholders’ Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized and 32,730,069 and 27,904,433 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	3	3
Preferred stock, $0.0001 par value, 100,000,000 authorized
Preferred stock Series A; 8,425,102 shares designated; 0 shares and 6,425,102 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	1
Preferred stock Series B; 2,500,000 shares designated; 2,500,000 shares issued and outstanding as of June 30, 2026 and December 31, 2025	-	-
Preferred stock Series F; 70,000,000 shares designated; 1,259,009 shares and 1,515,251 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Preferred stock Series F-1; 1,000,000 shares designated; 9,382 shares and 11,292 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Preferred stock Series G; 15,000,000 shares designated; 691,571 shares and 926,864 shares issued and outstanding as of June 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	185,607	179,354
Accumulated other comprehensive loss	(42)	(48)
Accumulated deficit	(135,089)	(125,702)
Total Shareholders’ Equity	50,479	53,608
Total Liabilities and Shareholders’ Equity	$62,917	$70,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Gain on sale of loans, net	$1,752	$1,112	$3,597	$1,927
Loan origination fees	381	186	776	336
Interest income (expense)
Interest income	160	71	337	142
Interest expense	(160)	(64)	(349)	(129)
Interest income (expense), net	-	7	(12)	13
Title fees (includes related party fees of $4 and $17 for the three and six months ended June 30, 2026, respectively)	407	365	787	637
Fractional equity revenues, related party	21	-	58	-
Other revenues (includes related party fees of $50 and $100 for the three and six months ended June 30, 2026, respectively)	64	6	115	10
Total net revenues	2,625	1,676	5,321	2,923

Operating Expenses
Compensation, commissions and benefits	3,038	2,139	6,054	4,227
General and administrative expenses	1,185	1,360	3,115	3,235
Depreciation and amortization	806	836	1,621	1,656
Marketing and advertising	1,128	787	2,170	1,312
Other operating expenses	958	450	2,018	1,144
Total operating expenses	7,115	5,572	14,978	11,574
Loss from operations	(4,490)	(3,896)	(9,657)	(8,651)
Other income (expense), net
Interest income	7	-	13	1
Interest expense	-	(388)	-	(2,277)
Gain on extinguishment of debt	-	75	-	75
Change in equity method investment	(31)	205	(148)	129
Gain on remeasurement of previously held equity interest	480	-	480	-
Other income (expense), net	-	-	-	14
Total other income (expense), net	456	(108)	345	(2,058)
Loss before income taxes	(4,034)	(4,004)	(9,312)	(10,709)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(4,034)	(4,004)	(9,312)	(10,709)
Net loss from discontinued operations	-	(136)	-	(358)
Net loss	(4,034)	(4,140)	(9,312)	(11,067)
Net loss attributable to non-controlling interests (related to discontinued operations)	-	(65)	-	(170)
Net loss attributable to common stockholders before preferred stock dividends	(4,034)	(4,075)	(9,312)	(10,897)
Preferred stock dividends	(37)	(37)	(75)	(75)
Deemed dividend - Preferred stock Series G and warrant price protection	-	(2,178)	-	(6,766)
Net loss attributable to common stockholders	$(4,071)	$(6,290)	$(9,387)	$(17,738)

Comprehensive loss
Net loss	$(4,034)	$(4,140)	$(9,312)	$(11,067)
Unrealized foreign currency translation gain (loss)	(1)	37	6	54
Total comprehensive loss	(4,035)	(4,103)	(9,306)	(11,013)
Comprehensive loss attributable to non-controlling interests (related to discontinued operations)	-	(65)	-	(170)
Comprehensive loss attributable to common stockholders	$(4,035)	$(4,038)	$(9,306)	$(10,843)

Basic and diluted net loss from continuing operations per common share	$(0.13)	$(0.41)	$(0.31)	$(1.83)
Basic and diluted net loss from discontinued operations per common share	$-	$(0.01)	$-	$(0.06)
Basic and diluted net loss per common share available to common stockholders	$(0.13)	$(0.64)	$(0.31)	$(3.03)
Basic and diluted weighted average common shares outstanding	31,409,219	9,802,147	30,363,795	5,855,397

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three and Six Months Ended June 30, 2026 and 2025

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2024	468,950	$-	-	$-	2,500,000	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968
Issuance of stock for services by third parties	-	-	-	-	-	-	-	-	-	-	-	-	-	-	264,796	-	(125)	125	-	-	-	-
Issuance of stock related to settlement	13,115	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(80)	80	-	-	-	-
Issuance of common stock for services by employees	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14	116	-	-	-	130
Conversion of preferred shares	6,247,126	1	-	-	-	-	-	-	-	-	(57,020,394)	(6)	(421,186)	-	(3,980,664)	-	-	6	-	-	-	1
Series G Preferred Stock issued for cash, net of offering costs	-	-	-	-	-	-	(188,808)	-	-	-	-	-	-	-	6,417,159	-	-	3,266	-	-	-	3,266
ELOC shares issued for cash, net of offering costs	1,090,622	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,978	-	-	-	1,978
Note payable, related party converted to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,372,549	-	-	700	-	-	-	700
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17	-	17
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,588	(4,588)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,822)	-	(105)	(6,927)
Balance, March 31, 2025	7,819,813	$1	-	$-	2,500,000	$-	66,666	$-	200,000	$-	12,065,168	$1	96,589	$-	9,382,079	$1	$14	$152,736	$(105,637)	$(17)	$996	$48,095
Issuance of common stock for services by employees	10,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14)	14	-	-	-	-
Conversion of preferred shares	317,821	-	-	-	-	-	(66,666)	-	-	-	(110,729)	-	(825)	-	(400,000)	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	3,927,815	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,889	-	-	-	3,889
ATM shares issued for cash, net of offering costs	5,540,043	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,720	-	-	-	6,721
Secured credit facilities converted to common shares	747,221	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	986	-	-	-	986
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)	-	-	(37)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37	-	37
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,178	(2,178)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,075)	-	(65)	(4,140)
Balance, June 30, 2025	18,362,713	$2	-	$-	2,500,000	$-	-	$-	200,000	$-	11,954,439	$1	95,764	$-	8,982,079	$1	$-	$166,523	$(111,927)	$20	$931	$55,551

Balance, December 31, 2025	27,904,433	$3	6,425,102	$1	2,500,000	$-	-	$-	-	$-	1,515,251	$-	11,292	$-	926,864	$-	$-	$179,354	$(125,702)	$(48)	$-	$53,608
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	793	-	-	-	793
Issuance of common stock for option exercises	1,875	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	-	2
Issuance of restricted stock awards	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	184	-	-	-	184
Issuance of common stock for services by employees	100,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants exercised related to Series G Preferred Stock	452,475	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	232	-	-	-	232
ELOC shares issued for cash, net of offering costs	444,444	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	945	-	-	-	945
ATM shares issued for cash, net of offering costs	163,112	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	447	-	-	-	447
Conversion of preferred shares	1,581,030	-	(6,425,102)	(1)	-	-	-	-	-	-	(256,242)	-	(1,910)	-	(235,293)	-	-	1	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,278)	-	-	(5,278)
Balance, March 31, 2026	30,647,369	$3	-	$-	2,500,000	$-	-	$-	-	$-	1,259,009	$-	9,382	$-	691,571	$-	$-	$181,958	$(131,018)	$(41)	$-	$50,902
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	920	-	-	-	920
Issuance of restricted stock awards	40,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	143	-	-	-	143
Issuance of stock for services by third parties	7,010	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15	-	-	-	15
Common stock issued in business combination	211,679	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	258	-	-	-	258
Warrants cashlessly exercised related to Series G Preferred Stock	69,278	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	1,670,131	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,114	-	-	-	2,114
ATM shares issued for cash, net of offering costs	155,056	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	331	-	-	-	331
Shares surrendered in settlement of debt, related party	(70,454)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(132)	-	-	-	(132)
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)	-	-	(37)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,034)	-	-	(4,034)
Balance, June 30, 2026	32,730,069	$3	-	$-	2,500,000	$-	-	$-	-	$-	1,259,009	$-	9,382	$-	691,571	$-	$-	$185,607	$(135,089)	$(42)	$-	$50,479

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Six Months Ended June 30, 2026 and 2025

(Dollars in thousands)

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(9,312)	$(11,067)
Net loss from discontinued operations	-	358
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(3,597)	(1,927)
Recovery for credit losses	-	(29)
Depreciation and amortization	1,621	1,656
Gain on extinguishment of debt	-	(75)
Amortization of debt discount	12	1,722
Stock compensation expense	1,713	-
Issuance of restricted stock awards	327	-
Preferred stock dividends	(75)	(75)
Change in equity method investment	148	(129)
Gain on remeasurement of previously held equity interest	(480)	-
Issuance of common stock for services by third parties	15	-
Issuance of common stock for services by related parties	-	130
Noncash lease expense	(18)	(4)
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	133,084	54,898
Originations of mortgage loans held for sale	(125,253)	(52,216)
Interest rate lock commitment derivative	(53)	(97)
Prepaid expenses and other current assets	141	47
Accounts receivable, net - related party	(7)	-
Accounts receivables, net	-	273
Other receivable	(40)	(327)
Due from affiliate	202	-
Other assets, net	137	327
Accounts payable	123	234
Accrued liabilities	(111)	512
Accrued interest, net	8	238
Other noncurrent liabilities	(57)	(11)
Net cash used in operating activities	(1,472)	(5,562)
Net cash used in operating activities of discontinued operations	-	(37)
Net cash used in operating activities	(1,472)	(5,599)
Cash Flows From Investing Activities:
Purchases of property and equipment	(1)	-
Purchase of internal-use software	(174)	(134)
Net cash used in investing activities of continuing operations	(175)	(134)
Net cash provided by investing activities of discontinued operations	-	193
Net cash (used in) provided by investing activities	(175)	59
Cash Flows From Financing Activities:
Net repayments/borrowings under warehouse lines of credit	(4,145)	(895)
ELOC shares issued for cash, net of offering costs	3,059	5,867
ATM shares issued for cash, net of offering costs	778	6,721
Series G Preferred Stock issued for cash, net of offering costs	-	3,266
Proceeds from warrant exercise	232	-
Proceeds from issuance of stock for option exercises	2	-
Payments of principal on secured credit facilities	-	(4,140)
Proceeds from notes payable, related party	-	672
Payments of principal on notes payable, related party	-	(430)
Proceeds from notes payable	-	250
Payments of principal on notes payable	-	(375)
Net cash (used in) provided by financing activities	(74)	10,936
Net (decrease) increase in cash	(1,721)	5,396
Effect of exchange rate changes on cash	6	54
Cash and restricted cash at the beginning of the period	3,195	872
Cash and restricted cash at the end of the period	$1,480	$6,322

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$183
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable, related party converted to Preferred stock Series G	$-	$700
Conversion of preferred shares	$1	$6
Issued common stock as consideration for the acquisition in a business combination	$258	$-
Shares surrendered in settlement of debt, related party	$132	$-
Deemed dividend - Preferred stock Series G and warrant price protection	$-	$6,766
Secured credit facilities converted to common shares	$-	$986

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the same such amounts shown in the consolidated statements of cash flows:

	2026	2025
Cash and cash equivalents	$1,407	$6,277
Restricted cash	73	45
Total cash and cash equivalents and restricted cash	$1,480	$6,322

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

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

Management believes that in order to accomplish its business plan objectives, the Company will need to raise capital by the issuance of debt and/or equity.

On July 28, 2026, the Company entered into a non-binding letter of intent with TYTL Corp. (“TYTL”), a related party, regarding a proposed business combination pursuant to which TYTL would merge with and into the Company in an all-stock transaction. The proposed transaction is intended to combine the Company’s digital mortgage, lending, and title platform with TYTL’s blockchain-based real estate tokenization platform. Subject to the negotiation of definitive agreements, if the transaction occurs it is expected that the combined company will pursue the development and commercialization of products designed to facilitate institutional participation in residential real estate through blockchain-enabled infrastructure while integrating mortgage lending, including Non-QM mortgage products, title, and settlement processes. The parties also intend to continue the development of TYTL’s home equity product, which is designed to utilize a Regulation D-compliant security structure together with blockchain technology and recorded real property interests. The Company’s principal stockholder and Chief Executive Officer, Mr. Nicholas Liuzza, is also Chief Executive Officer of TYTL. In addition, Christopher Moe, the Company’s Chief Financial Officer, and Joseph Freedman, a director, are each TYTL stockholders.

On June 30, 2026, the Company acquired the remaining outstanding equity interest in MagicBlocks, the artificial intelligence company whose technology powers Bob, the Company’s proprietary AI agent, and underpins key automation capabilities across the Company’s mortgage origination and title operations. The acquisition gives the Company full ownership and control of the AI technology already embedded across its platform. With MagicBlocks’ capabilities fully integrated, the Company expects to accelerate product innovation while supporting future initiatives across mortgage origination, title services, home equity products, and digital real estate transactions, reduce production costs, and improve the speed and consistency of the borrower experience. MagicBlocks continues to license its platform to other mortgage lenders and financial institutions. See Note 4 – Business Acquisition for further information on this business combination.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

During 2026, the Company announced a strategic partnership with Structured Real Estate Group (“SRG”), a real estate developer, to directly integrate the Company’s mortgage platform into SRG’s proprietary AI-driven real estate platform. This will allow SRG’s homebuying customers to obtain loans through the Company generating loan revenues.

Despite the anticipated merger, recent business combination and new partnership, there can be no assurances that these business plans and actions will be successful, that the Company will generate anticipated revenues or operating results, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of June 30, 2026, its operating results for the three and six months ended June 30, 2026 and 2025 and its cash flows for the six months ended June 30, 2026 and 2025. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year.

PRINCIPLES OF CONSOLIDATION

The unaudited consolidated financial statements include the consolidated accounts of the Company and its wholly-owned subsidiaries, Beeline Financial Holdings, Inc. (“Beeline Financial”), BeelineEquity, Inc. (“BeelineEquity”), Beeline Title Holdings, Inc. (“Beeline Title Holdings”), Beeline Mortgage Holdings, Inc. (“Beeline Mortgage”), Beeline Labs, Inc., Beeline Loans Pty Ltd. (“Australian Subsidiary”) and MagicBlocks, Inc. (“MagicBlocks”). Intercompany transactions and balances have been eliminated.

Beeline Title Holdings has four subsidiaries, Beeline Title, LLC, Beeline Texas Title, LLC, Beeline Settlement Services, LLC, and Beeline Title Agency, LLC. Beeline Mortgage Holdings has one subsidiary, Beeline Loans, Inc. (“Beeline Loans”). MagicBlocks has one subsidiary, MagicBlocks Pty Ltd.

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

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of both June 30, 2026 and December 31, 2025 was $0.1 million.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

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

Fractional Equity Revenues, Related Party

The Company receives a transaction fee of 3.5% of the amount of equity sold by homeowners to its related party partner TYTL for customer service, transaction processing and platform support. Revenue is recognized at a point in time when the closing occurs between TYTL and the homeowner.

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

June 30, 2026 and 2025

(unaudited)

BUSINESS COMBINATIONS

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

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired for the six months ended June 30, 2026.

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

June 30, 2026 and 2025

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of June 30, 2026 and December 31, 2025.

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

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of June 30, 2026 and December 31, 2025.

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd., the functional currency of the Company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd. is the Australian dollar. For Beeline Loans Pty Ltd., results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation gain for the six months ended June 30, 2026 and 2025 was $5,564 and $0.1 million, respectively.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis for both the six months ended June 30, 2026 and 2025.

As of June 30, 2026 and December 31, 2025, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.69 and $0.67, respectively. The average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.70 and $0.64 for the six months ended June 30, 2026 and 2025, respectively.

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

INVESTMENTS IN EQUITY METHOD INVESTEE

On July 31, 2024, the Company invested in a related party, MagicBlocks, Inc., by purchasing, at par value, 4.3 million shares, representing an ownership interest of 47.6%, see Note 19 – Related Party Transactions. In addition, during the year ended December 31, 2025, the Company invested in two Simple Agreements for Future Equity (“SAFEs”) with MagicBlocks. These SAFEs provide the Company with the right to receive equity in MagicBlocks upon the occurrence of specified future events, such as a qualified financing, change in control, or liquidation, as defined in the Agreements. Prior to June 30, 2026, the Company accounted for its investments in MagicBlocks in accordance with ASC 323, Investments — Equity Method and Joint Ventures. See Note 11 – Investments in Equity Method Investee. On June 30, 2026, the Company acquired the remaining outstanding equity interest in MagicBlocks, see Note 4 – Business Acquisition.

DEPOSITS

Deposits are included in other assets and include security deposits for leased office spaces, which are refundable to the Company upon expiration of the lease agreements. In addition, as of both June 30, 2026 and December 31, 2025, one lender of a warehouse line of credit requires a $0.2 million deposit.

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the six months ended June 30, 2026 and 2025, marketing and advertising expenses were $2.2 million and $1.3 million, respectively.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

The Company evaluates all significant tax positions as required by ASC 740. As of June 30, 2026 and December 31, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

June 30, 2026 and 2025

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

The Company has reviewed other accounting pronouncements issued by the FASB during the current year and determined that either they are not applicable to the Company’s operations or are not expected to have a material impact on the Company’s consolidated financial statements upon adoption.

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The operating results of Nimble and Bridgetown Spirits Corp. (“Bridgetown Spirits”) have been classified as discontinued operations during the three and six months ended June 30 2025, respectively, see Note 5 – Discontinued Operations.

4. BUSINESS ACQUISITION

On June 30, 2026, the Company completed the acquisition of the remaining outstanding ownership interest of 52.4% in MagicBlocks in a transaction accounted for as a step-acquisition in accordance with ASC 805. With MagicBlocks’ capabilities fully integrated, the Company expects to accelerate product innovation while supporting future initiatives across mortgage origination, title services, home equity products, and digital real estate transactions, reduce production costs, and improve the speed and consistency of the borrower experience. The Company’s consolidated financial statements for the six months ended June 30, 2026 reflect the purchase accounting adjustments whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The estimated fair value of the assets acquired and liabilities assumed is subject to the Company completing its valuation during a one-year measurement period as allowed under ASC 805. The Company’s consolidated statement of operations for the three and six months ended June 30, 2026 do not include MagicBlocks’ results of operations since the acquisition was completed on June 30, 2026.

The purchase price was valued at $0.6 million, which consisted of the estimated fair value of the Company’s original 47.6% interest of $0.5 million and the issuance of 211,679 shares of common stock valued at $1.22 per share based on the Company’s closing price on June 30, 2026, resulting in a value of $0.2 million; and offset by the forgiveness of a preexisting liability of the Company due to MagicBlocks prior to the acquisition closing date of $0.1 million. The fair value of the Company’s original 47.6% interest was remeasured at $0.5 million, included in gain on remeasurement on the consolidation statements of operations, based on an independent business valuation of MagicBlocks of $1.0 million.

The allocation of the purchase price to the fair value of the assets acquired and liabilities assumed was as follows:

(Dollars in thousands)	June 30, 2026
Cash and cash equivalents	$34
Property and equipment, net	739
Accounts payable	(82)
Accrued liabilities	(53)
$638

The Company incurred acquisition related costs of $17,676 for the six months ended June 30, 2026 that have been recorded in general and administrative expenses in the consolidated statements of operations.

For income tax purposes, this was a non-taxable business combination as it was an all-stock transaction and accordingly goodwill will not be deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the six months ended June 30, 2026 and 2025 assume that the acquisition of MagicBlocks was completed on January 1, 2025:

(Dollars in thousands, except per share amounts)	2026	2025
Pro forma net revenues	$5,342	$2,946
Pro forma net losses	$(9,749)	$(11,395)
Pro forma basic and diluted net loss per share	$(0.32)	$(1.95)

Pro forma data does not purport to be indicative of the results that would have been obtained had these events actually occurred at the beginning of the periods presented and is not intended to be a projection of future results.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

5. DISCONTINUED OPERATIONS

The Company reports discontinued operations by applying the following criteria in accordance with ASC 205-20, Presentation of Financial Statements – Discontinued Operations: (1) Component of an entity; (2) Held for sale criteria; and (3) Strategic shift.

Bridgetown Spirits

On July 25, 2025, the Company entered into a Debt Satisfaction Agreement (the “DSA”) with Bridgetown Spirits and three individuals (the “Buyers”), including Geoffrey Gwin, the President of Bridgetown Spirits, pursuant to which the Company transferred to the Buyers all 530,000 shares of its Bridgetown Spirits common stock held by the Company in exchange for the satisfaction of outstanding amounts payable by the Company to the Buyers totaling $0.4 million. As a result of the foregoing, Bridgetown Spirits is no longer a subsidiary of the Company.

In connection with the DSA, Bridgetown Spirits issued a Senior Secured Original Issue Discount Promissory Note and Security Agreement (the “Note”) in the principal amount of $0.1 million payable to the Company with an original issue discount of $25,000. The Note is receivable as follows: (i) $50,000 was received in April 2026, and the remaining $50,000 was received in July 2026. The Note is secured by the assets of Bridgetown Spirits. The Note is included in prepaid expenses and other current assets on the consolidated balance sheets as of June 30, 2026 and December 31, 2025.

The operating results of Bridgetown have been classified as discontinued operations during the six months ended June 30, 2025. The consolidated statement of operations for the prior period has been adjusted to reflect comparable information.

Income and expense related to Bridgetown Spirits were as follows for the six months ended June 30, 2025:

(Dollars in thousands)	2025
Net sales, spirits	$1,036
Cost of sales, spirits (inclusive of depreciation)	843
Compensation and benefits	310
Marketing and advertising	245
Total operating expenses	1,398
Net loss from discontinued operations	$(362)

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

The operating results of Nimble have been classified as discontinued operations during the six months ended June 30, 2025. The consolidated statement of operations for the prior period has been adjusted to reflect comparable information.

Income and expense related to Nimble and its subsidiaries were as follows for the six months ended June 30, 2025:

(Dollars in thousands)	2025
Title fees	$143
Total net revenues	143
Compensation and benefits	108
General and administrative expenses	10
Marketing and advertising	5
Other operating expenses	16
Total operating expenses	139
Net income from discontinued operations	$4

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

6. BUSINESS SEGMENTS

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

Segment information was as follows for the three and six months ended June 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beeline Loans
Gain on sale of loans, net	$1,752	$1,112	$3,597	$1,927
Loan origination fees	381	186	776	336
Interest income (expense)
Interest income	160	71	337	142
Interest expense	(160)	(64)	(349)	(129)
Interest income (expense), net	-	7	(12)	13
Other revenues	64	6	15	10
Total net revenues	2,197	1,311	4,376	2,286
Compensation, commissions and benefits	1,535	851	3,392	2,000
General and administrative expenses	251	(94)	886	401
Depreciation and amortization	778	812	1,568	1,607
Marketing and advertising	1,025	745	1,990	1,189
Other operating expenses	628	337	1,360	899
Total operating expenses	4,217	2,651	9,196	6,096
Loss from operations	(2,020)	(1,340)	(4,820)	(3,810)
Interest expense	-	(10)	-	(20)
Net loss from continuing operations	$(2,020)	$(1,350)	$(4,820)	$(3,830)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Beeline Title Holdings
Title fees (includes related party fees of $4 and $17 for the three and six months ended June 30, 2026, respectively)	$407	$365	$787	$637
Total net revenues	407	365	787	637
Compensation and benefits	330	360	684	610
General and administrative expenses	34	69	64	81
Marketing and advertising	28	33	61	111
Other operating expenses	167	17	335	139
Total operating expenses	559	479	1,144	941
Net loss from continuing operations	$(152)	$(114)	$(357)	$(304)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
BeelineEquity
Fractional equity revenues, related party	$64	$-	$58	$-
Total net revenues	64	-	58	-
Compensation, commissions and benefits	48	-	137	-
General and administrative expenses	39	-	48	-
Marketing and advertising	44	-	64	-
Other operating expenses	-	-	1	-
Total operating expenses	131	-	250	-
Net loss from continuing operations	$(110)	$-	$(192)	$-

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Corporate
Other revenues, related party	$407	$1,112	$100	$-
Total net revenues	407	1,112	100	-
Compensation and benefits	1,125	928	1,841	1,617
General and administrative expenses	861	1,385	2,117	2,753
Depreciation and amortization	28	24	53	49
Marketing and advertising	31	9	55	12
Other operating expenses	163	96	322	106
Total operating expenses	2,208	2,442	4,388	4,537
Loss from operations	(1,801)	(1,330)	(4,288)	(4,537)
Interest income	7	-	13	1
Interest expense	-	(378)	-	(2,257)
Gain on extinguishment of debt	-	75	-	75
Change in equity method investment	(31)	205	(148)	129
Gain on remeasurement of previously held equity interest	480	-	480	-
Other income (expense), net	-	-	-	14
Net loss from continuing operations	$(1,752)	$(2,540)	$(3,943)	$(6,575)

Consolidated net loss from continuing operations	$(4,034)	$(4,004)	$(9,312)	$(10,709)

7. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	June 30, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$10,838	$-	$-	$15,072	$-
Interest rate lock commitment derivative	-	-	285	-	-	232

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

A roll forward of the level 3 valuation financial instruments was as follows:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of year	$232	$18
Change in fair value in gain on sale of loans, net	53	214
Balance, end of period	$285	$232

8. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Mortgage loans held for sale	$10,627	$14,859
Net fair value adjustment	211	213
Total mortgage loans held for sale, at fair value	$10,838	$15,072

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Internal-use software	$16,363	$15,455
Furniture and fixtures	57	55
Leasehold improvements	151	151
Computers and hardware	27	22
Total	16,598	15,683
Less accumulated depreciation and amortization	(5,546)	(3,973)
Total property and equipment, net	$11,052	$11,710

Depreciation expense related to property and equipment was $15,759 and $0.1 million for the six months ended June 30, 2026 and 2025, respectively. Amortization expense related to internal-use software was $1.6 million and $1.5 million for the six months ended June 30, 2026 and 2025, respectively.

Internal-use software consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Internal-use software	$16,363	$15,455
Less accumulated amortization	(5,328)	(3,773)
Total internal-use software, net	$11,035	$11,682

The estimated future amortization expense of internal-use software as of June 30, 2026 was as follows:

(Dollars in thousands)
Remaining 2026	$1,636
2027	3,273
2028	3,273
2029	2,570
2030	203
Thereafter	80
$11,035

The Company’s internal developers created a new proprietary software and launched it in 2024. The most notable feature of the new software is the integration of Beeline’s Chatbot “Bob”. The Company recorded $0.2 million and $0.1 million of additional purchases of internal-use software the six months ended June 30, 2026 and 2025, respectively.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Beeline brand	$4,557	$4,557
Customer list	393	393
Total	4,950	4,950
Less accumulated amortization	(170)	(121)
Total intangible assets, net	$4,780	$4,829

The Beeline brand has been determined to have an indefinite life and is not amortized. The Company, on an annual basis, tests the indefinite-lived asset for impairment. If the carrying value of an indefinite-lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of June 30, 2026, the Company determined that the Beeline brand was not impaired.

The customer list has a useful life of four years and amortization expense was $49,125 for both the six months ended June 30, 2026 and 2025.

11. INVESTMENTS IN EQUITY METHOD INVESTEE

The Company’s investments in its related party equity method investee, MagicBlocks, included its equity method investment and its SAFEs on the consolidated balance sheets until June 30, 2026 when MagicBlocks’ remaining equity interest was acquired, see Note 4 – Business Acquisition, and consisted of the following:

(Dollars in thousands)	June 30, 2026	December 31, 2025
Balance, beginning of year	$148	$147
SAFE Investments	-	267
Loss on equity method investment	(148)	(266)
Balance, end of period	$-	$148

Intercompany profits and losses resulting from transactions between the Company and MagicBlocks were eliminated with the resulting adjustments recorded to the carrying amount of the investment and the Company’s share of losses of MagicBlocks. See Note 19 – Related Party Transactions.

In March 2025, the Company entered into a Master Services Agreement with MagicBlocks for a monthly service fee of $10,000, which was amended on August 27, 2025 to $20,000, whereby MagicBlocks provided the Company certain services.

12. WAREHOUSE LINES OF CREDIT

On September 21, 2021, Beeline Loans entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by Beeline Loans or the lender upon 60 days’ notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has subsequently been renewed with the latest renewal in October 2025 increasing the available funding to $15.0 million and subject to annual renewals. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans Beeline Loans closes per month. Beeline Loans is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, monthly interim unaudited financial statements, and any other report submitted by independent accountants in connection with annual, interim or special audit of the books, if requested. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of June 30, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of June 30, 2026, the outstanding balance of the warehouse line of credit was $7.4 million and accrued interest was $13,504 with interest rates of 4.9%-8.3%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $7.4 million and accrued interest was $9,433 with interest rates of 4.6%-9.5%.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

On October 6, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The line terminates on October 5, 2026 or such earlier date in accordance with the provisions of the agreement. The interest rate is equal to the SOFR plus 3.00% for Agency Loans and SOFR plus 3.50% plus 0.50% step ups after curtailments with a floor of 3.75% for Non-QM/DSCR Loans. Beeline Loans is required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year, monthly interim unaudited financial statements within 30 days of the end of said month, and an officer’s certificate and production report within 30 days of the end of each month. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. During May 2026, Beeline Loans was not in compliance with one financial covenant and subsequent to June 30, 2026, received a waiver from the lender. As of June 30, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of June 30, 2026, the outstanding balance of the warehouse line of credit was $0.7 million and accrued interest was $957 with interest rates of 6.8-11.2%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.6 million and accrued interest was $6,534 with an interest rate of 6.8%.

On October 7, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The interest rate is equal to the greater of SOFR plus 3.00% or 6.00% for all agency, government and jumbo loans and the greater of SOFR plus 4.00% or 7.00% for all non-QM or second lien loans. Beeline Loans is required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year and monthly interim unaudited financial statements within 45 days of the end of said month, and a monthly compliance report with compliance certificate within 15 days of the end of each month. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of June 30, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of June 30, 2026, the outstanding balance of the warehouse line of credit was $2.3 million and accrued interest was $3,802 with interest rates of 5.8%-8.3%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.5 million and accrued interest was $10,625 with interest rates of 6.3%-7.5%.

Loans committed for funding represent loans that have closed as of the reporting date but have not yet been funded through the Company’s warehouse lines of credit. These loans are typically funded within the first few days of the subsequent reporting period. The related loans are included in mortgage loans held for sale, net, at fair value in the consolidated balance sheets. As of both June 30, 2026 and December 31, 2025, loans committed for funding were nil and would have been included in current liabilities in the consolidated balance sheets.

The Company has $14.6 million available for use under its warehouse lines of credit as of June 30, 2026.

Interest expense on the warehouse lines of credit was $0.3 million and $0.1 million for the six months ended June 30, 2026 and 2025, respectively.

13. LEASE OBLIGATIONS

The Company leases office space under various operating lease agreements, including an office for its headquarters, for branch location and licensing purposes under non-cancelable lease arrangements that provide for payments on a graduated basis with various expiration dates. Terms of these leases include, in some instances, scheduled rent increases, renewals, purchase options and maintenance costs, and vary by lease. The Company has leased approximately 9,809 square feet of space in Rhode Island and Australia that expires at various dates through 2028. The Company does not have any financing leases.

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of June 30, 2026, the amount of right-of-use assets and lease liabilities were both $0.3 million. As of December 31, 2025, the amount of right-of-use assets and lease liabilities were $0.4 million and $0.5 million, respectively.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for the six months ended June 30, 2026 and 2025 was $0.1 million and $0.3 million, respectively, and is included in general and administrative expenses in the consolidated statements of operations.

Maturities of lease liabilities as of June 30, 2026 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2026	$144
2027	181
2028	39
Total lease payments	364
Less imputed interest (based on 10.0% weighted-average discount rate)	(26)
Present value of lease liability	338	1.40
Less current portion	252
Lease liabilities, net of current portion	$86

14. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

2026

In January 2026, the Company issued 100,000 shares of restricted common stock valued at $3.77 per share based on the 2025 grant date fair value to an employee, of which $0.4 million and $6,855 was recognized in 2025 and January 2026, respectively, under the Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”).

During the six months ended June 30, 2026, the Company issued 40,000 shares of restricted stock awards (RSAs) to the Company’s board of directors under the 2025 Plan subject to certain vesting requirements. The total value of these RSA grants was $0.1 million for the six months ended June 30, 2026, see Note 15 – Stock-Based Compensation.

During the six months ended June 30, 2026, the Company issued 7,010 shares of restricted common stock to a member of the board of directors under its the 2025 Plan with a value of $15,000 in lieu of cash for board fees, see Note 15 – Stock-Based Compensation.

In February 2026, the Company issued 1,875 shares of common stock upon the exercise of stock options issued under its 2025 Plan for proceeds of $1,725.

In June 2026, the Company’s Chief Executive Officer surrendered to the Company 70,454 shares of the Company’s common stock in lieu of repaying cash of $0.1 million.

On June 30, 2026, the Company issued 211,679 shares of common stock value of $1.22 per share to acquire its remaining outstanding ownership interest of 52.4% in MagicBlocks.

During the six months ended June 30, 2026, the Company issued 521,753 shares of common stock upon the exercise of 579,360 Warrants related to the Company’s Series G Preferred Stock offering for proceeds of $0.2 million, including 169,080 shares of common stock issued under the cashless exercise provision upon the exercise of 226,687 Warrants.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

During the six months ended June 30, 2026, the Company issued 318,168 shares of common stock for gross proceeds of $0.8 million pursuant to the At the Market Agreement.

During the six months ended June 30, 2026, the Company issued a total of 1,581,030 shares of common stock as a result of various preferred stock conversions as noted below.

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

During 2025, the Company sold a total of 5,540,043 shares of common stock for gross proceeds of $7.0 million in its registered at-the-market offering. The Company recorded related offering costs of $0.3 million as of June 30, 2025.

During 2025, the Company issued a total of 6,564,947 shares of common stock as a result of various preferred stock conversions as noted below.

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

On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the maximum amount under the ELOC Agreement from $35 million to $10 million. On September 8, 2025, the Company again amended the ELOC Agreement to increase the commitment amount by $10 million, to maximum total sales of up to $20 million, and to remove minimum closing price conditions for effecting purchases under the ELOC Agreement. As a result, the Company may sell up to $12.5 million under the ELOC Agreement (after giving effect to prior sales) beginning after January 11, 2026. During the six months ended June 30, 2026, the Company sold and issued a total of 2,114,575 shares of common stock for an aggregate purchase price of $3.2 million to the Purchaser. The Company recorded offering costs related to the ELOC Agreement of $0.1 million as of June 30, 2026. During the six months ended June 30, 2025, the Company sold and issued a total of 5,018,437 shares of common stock for an aggregate purchase price of $6.3 million to the Purchaser. The Company recorded offering costs related to the ELOC of $0.4 million as of June 30, 2025.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

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

The Series B accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For both the six months ended June 30, 2026 and 2025, the Company accrued $0.1 million of preferred dividends.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

In conjunction with the Senior Secured Notes entered into on November 14, 2024, the Company entered in two side letters with two institutional investors to each convert $0.3 million of Series D Preferred Stock beginning on April 7, 2025 at a conversion price equal to the lower of $5.00 per share or the five-day VWAP price ending on April 7, 2025, but not less than $2.50 per share.

During the six months ended June 30, 2025, 188,808 shares of Series D Preferred Stock were converted into 104,893 shares of common stock.

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

Issuance of Series F and F-1 Preferred Stock

The Merger that closed on October 7, 2024, was structured as an all-stock transaction. The stockholders of Beeline Financial received 69,482,229 preferred shares of Series F and 517,775 preferred shares of Series F-1. Each share of Series F and F-1 Preferred Stock has a stated value of $0.50 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series F and F-1 Preferred Stock with an initial conversion price of $5.00 per share. Each share of Series F and F-1 Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series F and F-1 Preferred Stock share divided by the Series F and F-1 Preferred Stock conversion price. The number of shares of common stock into which a holder may convert Series F and F-1 Preferred Stock is limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%. That beneficial ownership limitation does not, however, apply to holders who are subject to Section 16 of the Exchange Act by virtue of being an executive officer or director of the Company which presently only applies to the Company’s Chief Executive Officer.

The Series F and F-1 Preferred Stock was valued at $48.2 million per the Merger. The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

During the six months ended June 30, 2026, investors converted 256,242 and 1,910 shares of Series F and F-1 Preferred Stock, respectively, into 25,815 shares of common stock. During the six months ended June 30, 2025, 57,020,394 and 421,186 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,744,158 shares of common stock. No gain or loss was recognized as a result of these conversions for both the six months ended June 30, 2026 and 2025.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

During the six months ended June 30, 2026, 235,293 shares of Series G Preferred Stock were converted into 71,859 shares of common stock. During the six months ended June 30, 2025, 3,980,664 shares of Series G Preferred Stock were converted into 398,066 shares of common stock. No gain or loss was recognized as a result of these conversions for both the six months ended June 30, 2026 and 2025.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock that were issuable as of December 31, 2024. In addition, in January 2025, the Company issued 19,698 shares of Series G Preferred Stock for legal services of $10,000.

Warrants

During six months ended June 30, 2026, 579,360 Warrants were exercised for proceeds of $0.2 million related to Series G Preferred Stock and the Company issued 521,753 shares of common stock, including 169,080 shares of common stock issued under the cashless exercise provision upon the exercise of 226,687 Warrants.

There were no new warrants issued during the six months ended June 30, 2026. A summary of all Warrant share activity as of and for the six months ended June 30, 2026 is presented below:

	Warrant Shares	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	315,056	4.6	$28.00	$1.0
Additions due to price protection adjustment	5,430,468	4.3	0.66	5.8
Issued with Series G Preferred Stock units sold	389,490	4.0	0.66	0.4
Granted	302,200	4.7	2.36	-
Exercised	(25,000)	-	(1.00)	-
Expired	(1,083)	-	(767.54)	-
Outstanding as of December 31, 2025	6,411,131	4.1	$1.76	$6.4
Exercised	(579,360)	-	(0.66)	(0.8)
Expired	(4,500)	-	-	-
Outstanding as of June 30, 2026	5,827,271	3.3	$1.41	$3.1

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

The estimated fair value of the deemed dividend relating to the price protection adjustment is computed as the fair value of the warrants with the reduced exercise price of $1.67 less the fair value of the warrants at the original exercise price of $6.50 as computed on the trigger date. The Black-Scholes option-pricing model used the assumptions below for the six months ended June 30, 2025:

Volatility	100-131%
Risk-free interest rate	3.94% - 4.46%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$0.66 - $8.60

Beeline Warrants

In the merger agreement, the Company agreed to assume 5,868 outstanding Beeline Warrants with an exercise price of $231.20 per share. The new Warrants have not been issued as of the date of this Report.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

15. STOCK-BASED COMPENSATION

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). As of June 30, 2026, there were 29 options under the 2016 Plan. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Plan, and on August 1, 2025 the Board of Directors adopted the 2025 Plan.

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

Stock Options

A summary of all stock option activity as of and for six months ended June 30, 2026 is presented below:

	# of Options	Weighted-Average Remaining Life (Years)	Weighted-Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	104	0.2	$304.34	$-
Options granted	1,552,000		0.94
Options forfeited from 2016 Plan	(75)		(304.39)
Outstanding as of December 31, 2025	1,552,029	9.4	$0.95	$1.2
Options granted	698,000		2.01
Options exercised	(1,875)		(0.92)
Options forfeited	(3,125)		(0.92)
Outstanding as of June 30, 2026	2,245,029	9.1	$1.28	$0.4
Exercisable as of June 30, 2026	1,016,978	9.0	$1.18	$0.2

As of June 30, 2026, there were 1,228,051 unvested options with an aggregate grant date fair value of $3.3 million. As of December 31, 2025, there were 1,084,000 unvested options with an aggregate grant date fair value of $3.8 million. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is two years from the grant date. The aggregate intrinsic value of unvested options as of June 30, 2026 and December 31, 2025 was $0.2 million and $0.8 million, respectively. During the six months ended June 30, 2026, 898,051 options vested.

The Company uses the Black-Scholes valuation model to measure the grant-date fair value of stock options. The grant-date fair value of stock options issued to employees is recognized on a straight-line basis over the requisite service period.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

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

The following assumptions were used in the Black-Scholes valuation model for options granted during the six months ended June 30, 2026:

Volatility	132-142%
Risk-free interest rate	3.63-4.21%
Expected term (in years)	5.2-5.4
Expected dividend yield	-
Exercise price of common stock	$1.21-2.85

There were no options issued for the six months ended June 30, 2025 and all options had vested.

The weighted-average grant-date fair value per share of stock options granted during the six months ended June 30, 2026 was $2.08 per share. The aggregate grant date fair value of the 698,000 options granted during the six months ended June 30, 2026 was $2.9 million.

For the six months ended June 30, 2026, net compensation expense related to stock options was $1.5 million and included in compensation, commissions and benefits in the consolidated statements of operations. As of June 30, 2026 and December 31, 2025, the total compensation expense related to stock options not yet recognized was $1.4 million and $3.0 million, respectively, which is expected to be recognized over a weighted-average period of 0.6 years and 0.9 years, respectively.

Restricted Stock Awards

RSAs represent issued shares of common stock that vest based on continued service. Compensation cost is measured based on the grant-date fair value of the Company’s common stock and recognized over the vesting period. Unvested RSAs are subject to forfeiture and are not considered outstanding for earnings per share purposes until vested.

A summary of all RSA activity as of and for the six months ended June 30, 2026 is presented below:

	# of RSAs	Weighted-Average Fair Value
Unvested as of December 31, 2024	-	$-
Granted	553,647	$3.58
Released	(260,482)	(3.76)
Unvested as of December 31, 2025	293,165	$3.42
Granted	47,010	$1.47
Released	(200,175)	(3.20)
Forfeited	(31,315)	(3.67)
Unvested as of June 30, 2026	108,685	$2.93

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

Stock-based compensation expense related to RSAs for the six months ended June 30, 2026 was $0.3 million and included in general and administrative expenses in the consolidated statements of operations. The total value of RSA grants was $0.1 million for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, total unrecognized compensation cost related to unvested RSAs was $0.4 million and $0.7 million, respectively, which is expected to be recognized over a weighted-average period of 1.4 years and 1.2 years, respectively, and included in additional paid-in capital on the consolidated balance sheets.

There were no RSAs grants for the six months ended June 30, 2025.

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

A summary of all RSU activity as of and for the six months ended June 30, 2026 is presented below:

	# of RSUs	Weighted-Average Fair Value
Unvested as of December 31, 2024	-	$-
RSUs granted	190,000	3.48
Unvested as of December 31, 2025	190,000	$3.48
RSUs granted	30,000	1.27
RSUs released	(100,000)	3.77
Unvested as of June 30, 2026	120,000	$2.68

Stock-based compensation expense related to RSUs for the six months ended June 30, 2026 of $0.2 million was included in general and administrative expenses and $6,855 was included in compensation, commissions and benefits in the consolidated statements of operations. The total value of RSU grants was $38,100 for the six months ended June 30, 2026. As of June 30, 2026 and December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $0.1 million and $0.2 million, respectively.

There were no RSUs issued for the six months ended June 30, 2025.

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

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint against 28 defendants, of which Beeline Loans is included as a defendant in the US District Court, Middle District of Tennessee. On February 23, 2026, the plaintiffs filed an amended complaint removing 17 defendants, adding new named plaintiffs and adding additional description of Optimal Blue’s products to the complaint. Beeline Loans remains a defendant in the amended complaint. The complaint alleges Beeline Loans’ use of Optimal Blue’s pricing software violated federal antitrust laws. The Joint Defense Group (including Beeline Loans, Inc.) filed a Motion to Dismiss which is under review of the Court. The Company intends to defend the case vigorously.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

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

The following discussion should be read in conjunction with the efforts of the Trump Administration to significantly curtail or eliminate the CFPB’s operations, staffing, and funding. Presently, there is ongoing litigation regarding a lower federal court order enjoining efforts to significantly curtail or eliminate the CFPB, including further proceedings concerning the status and scope of that injunction. The full Court has elected to hear the appeal so the injunction remains in effect. Related litigation has resulted in an order requiring the CFPB to continue seeking funding necessary to carry out its statutory functions.

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

The Company is also supervised by regulatory agencies under state law. From time-to-time, the Company receives examination requests from the states in which Beeline Financial is licensed. State attorneys general, state mortgage licensing regulators, state insurance departments, and state and local consumer protection offices have authority to investigate consumer complaints and to commence investigations and other formal and informal proceedings regarding the Company’s operations and activities. In addition, the government-sponsored enterprises, or GSEs, the Federal Housing Authority (the “FHA”), the Federal Trade Commission (the “FTC”), and others subject Beeline Financial to periodic reviews and audits. This broad and extensive supervisory and enforcement oversight will continue to occur in the future.

The Company maintains dedicated staff on the legal and compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

17. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of June 30, 2026, there was one account that exceeded the limit by $0.9 million. As of December 31, 2025, there were two accounts that exceeded the limit by $2.9 million.

The Company relies on three lenders for the warehouse lines it uses to fund the mortgage loans it makes to its customers, which is limited to a total maximum of $25.0 million, see Note 12 – Warehouse Lines of Credit.

The Company sold its mortgage loans to 11 and seven investors for the six months ended June 30, 2026 and 2025, respectively.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $1.7 million and $0.6 million as of June 30, 2026 and December 31, 2025, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

18. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon the conversion or exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of loss per common share for the six months ended June 30, 2026 and 2025. For the six months ended June 30, 2026, there were 8.5 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 0.4 million under preferred stock, 5.8 million under warrants, 2.2 million stock options and 0.1 million restricted stock units. For the six months ended June 30, 2025, there were 6.7 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 4.2 million under preferred stock and 2.5 million under warrants.

19. RELATED PARTY TRANSACTIONS

In June 2025, the Company partnered with TYTL, whereby TYTL finances certain residential real estate transactions funded through the sale of a cryptocurrency token which is backed by real property. In these transactions, TYTL purchases equity from homeowners seeking liquidity, funding such purchases from the sale of the cryptocurrency tokens. The Company provides TYTL with certain services in connection with these transactions, specifically through providing access to its platform through BeelineEquity, and providing title and escrow services through Beeline Title Holdings in exchange for service fees. Other than providing its platform, and title and escrow services as noted above, the Company is not involved in any cryptocurrency or other transactions of TYTL. During the six months ended June 30, 2026, the Company recorded $0.1 million and $17,335 of revenue included in fractional equity revenues and title fees, respectively, in the consolidated statements of operations. As of December 31, 2025, there was $16,100 included in accounts receivable, net – related party on the consolidated balance sheets.

On January 1, 2026, the Company entered into a one-year Master Services Agreement with TYTL for $0.2 million whereby the Company provides certain agreed upon monthly consulting services. During the six months ended June 30, 2026, the Company recorded $0.1 million of revenue, which is included in other revenues in the consolidated statements of operations.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

On December 19, 2025, the Company advanced TYTL $0.4 million, included in due from affiliate on its consolidated balance sheets as of December 31, 2025. During the six months ended June 30, 2026, the Company further advanced $0.1 million to TYTL and had received payment of $0.3 million. As of June 30, 2026, the Company was owed $0.2 million included in due from affiliate on its consolidated balance sheets. Mr. Liuzza personally guaranteed these advances to TYTL.

Mr. Liuzza is Chief Executive Officer of TYTL. In addition, Messrs. Moe and Freedman are each TYTL stockholders. See Note 21 – Subsequent Events for further information on TYTL.

In June 2026, Mr. Liuzza surrendered to the Company 70,454 shares of the Company’s common stock in lieu of repaying cash of $0.1 million.

Prior to acquiring the remaining outstanding equity interest in MagicBlocks on June 30, 2026, Mr. Liuzza, individually, entered into an additional SAFE with MagicBlocks. In January 2025, Mr. Liuzza entered into a SAFE with MagicBlocks. In addition, Mr. Liuzza was a member of the board of directors and Christopher Moe, the Company’s Chief Financial Officer, was the Treasurer for MagicBlocks.

In addition, MagicBlocks advanced the Company $0.1 million prior to acquiring the remaining interest on June 30, 2026 and was subsequently forgiven.

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

Jessica Kennedy, Beeline Financial’s Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the six months ended June 30, 2026 and 2025, the Company earned title fees of $33,346 and $2,759, respectively, with Tower Title.

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

20. 2025 INDEBTEDNESS

Notes Payable

On May 13, 2025, the Company borrowed $0.3 million from an affiliate of one of the secured credit lenders and issued a $0.3 million non-convertible promissory note which was due on July 13, 2025, and bore interest computed at the per annum minimum Internal Revenue Service rate imputed as it may change from time-to-time prior to maturity. In June 2025, the note was repaid in full.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

June 30, 2026 and 2025

(unaudited)

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

June 30, 2026 and 2025

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

21. SUBSEQUENT EVENTS

Promissory Note

On July 31, 2026, the Company sold and issued to WVP Emerging Manager Onshore Fund LLC - C/M Capital Series a promissory note in the principal amount of $0.4 million in exchange for a purchase price of $0.3 million, net of an original issue discount of $50,000. The note matures in 60 days, subject to acceleration provisions in connection with certain enumerated events of default. The note bears interest at a rate of 9% per annum.

Stockholders’ Equity

Common Stock

Subsequent to June 30, 2026, the Company sold 36,087 shares for gross proceeds of $37,912 in its registered at-the-market offering.

ELOC Agreement

Subsequent to June 30, 2026, the Company sold and issued a total of 113,045 shares of common stock for an aggregate purchase price of $0.1 million to the Purchaser.

2025 Equity Incentive Plan

Subsequent to June 30, 2026, the Company issued 8,947 shares of common stock to a member of the board of directors under the 2025 Plan in lieu of cash compensation of $10,916. In addition, the Company returned 20,000 restricted stock awards to the 2025 Plan upon the resignation of a member of the board of directors. The Company also released upon vesting 60,000 restricted stock units to certain members of the board of directors.

Related Party Transactions

In July 2026, the Company received a repayment from TYTL of $0.2 million that the Company advanced it in December 2025.

On July 28, 2026, the Company entered into a non-binding Letter of Intent (the “LOI”) with TYTL regarding a proposed business combination pursuant to which TYTL would merge with and into the Company in an all-stock transaction. The LOI is non-binding with respect to the proposed business combination, except for certain customary provisions, including exclusivity, confidentiality, and termination provisions. Under certain circumstances described in the LOI, a party may be required to pay a termination fee of $0.2 million or, under certain specified circumstances, TYTL may pay up to $0.5 million. Since Mr. Liuzza, the principal shareholder and Chief Executive Officer of the Company and is a principal shareholder of TYTL, the Company created a special committee of its Board of Directors, which is empowered to approve the proposed merger and make all decisions on behalf of the Company without further Board of Directors approval.

On August 12, 2026, Mr. Liuzza invested an additional $0.5 million in the Company through a convertible note, which will automatically convert into shares of the Company’s common stock on August 19, 2026 at the higher of $1.50 per share or the average closing five-day VWAP during regular trading hours beginning August 12, 2026.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for prospective future growth, operating results and financial condition, potential future trends and developments within our industry and the U.S. economy generally, expectations and plans with respect to our products and services including the potential market for, timing, features, and demand for such products and services, our expectations and plans for our technology following our acquisition and integration of the remaining outstanding equity interest in MagicBlocks, our planned acquisition of TYTL Corp, Inc. (“TYTL”) and the perceived or potential benefits of such a transaction if it closes, prospective future fractional sale of home real estate transactions, and liquidity and sources of capital. Forward-looking statements are prefaced by words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “should,” “would,” “intend,” “seem,” “potential,” “appear,” “continue,” “future,” believe,” “estimate,” “forecast,” “project,” “designed,” and similar words. We have based these forward-looking statements largely on our current expectations and assumptions regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you, therefore, against relying on any of these forward-looking statements.

Our actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons, including, without limitation, the possibility that estimates, projections and assumptions on which the forward-looking statements are based prove to be incorrect, central bank interest rates and future interest rate changes, the risks arising from the impact of affordability, inflation, tariffs, the war in the Middle East, the deterioration of the labor market of the United States, a recession which may result on the Company’s business, prospective customers, and on the national and global economy, our need for additional capital to meet future goals and milestone targets, our ability to attract homeowners to our products and services, our ability to comply with applicable regulatory requirements and new regulations and developments that may arise including the potential for regulatory changes regarding cryptocurrency and digital assets, artificial intelligence, and other areas that impact and may in the future impact the Company’s business, the possibility that our expectations and perceived benefits with respect to strategic transactions, including our recent acquisition of the remaining outstanding equity interest in MagicBlocks and a potential acquisition of TYTL if that transaction closes, prove to be incorrect, risks with respect to integrating acquired businesses, our ability to negotiate and execute definitive agreements, satisfy closing conditions, obtain required approvals including stockholder approvals and an independent fairness opinion with respect to a potential transaction with TYTL and the possibility that actual transaction economics, ownership percentages and other material terms may differ from those contemplated by the Letter of Intent (“LOI”) with TYTL as negotiations and due diligence progress, and the ability of us and third parties on which we depend to comply with applicable regulatory requirements, the risk that software and technology infrastructure on which we depend fail to perform as designed or intended, and the Risk Factors contained in our Form 10-K for the year ended December 31, 2025 and prospectus supplement dated March 10, 2026. Any forward-looking statement made by us in this presentation speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

Our Business

We are a fintech mortgage lender, fractional real estate equity purchase facilitator, and title services provider focused on streamlining the homeownership process through a digital platform. We utilize a proprietary technology platform that incorporates advanced analytics and machine learning tools, combined with human oversight, to support mortgage origination, equity purchase, and title services. Our business model is designed to provide consumers with more efficient access to mortgage and related financing solutions through its online platform. Approximately 77% of our loans are primarily non-qualified mortgage (“Non-QM”) loans, which typically serve borrowers with non-traditional income sources, including self-employment, investment, rental, or other non-W-2 income, or borrowers with significant assets.

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

As cryptocurrency adoption accelerates and becomes regulated by federal and state governments, we are positioning ourself as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where crypto and compliance go hand-in-hand. Through our technology platform, we offer a fractional equity product in collaboration with our related party partner, whereby TYTL purchases the equity from homeowners seeking liquidity and funds such purchases from the sale of the cryptocurrency tokens. We provide TYTL access to our platform through our subsidiary, BeelineEquity, and provide title and escrow services through Beeline Title Holdings. Other than providing our technology platform and title and escrow services, we are not involved in any cryptocurrency or other transactions of TYTL.

On July 28, 2026, we entered into a non-binding letter of intent with TYTL regarding a proposed business combination pursuant to which TYTL would merge with and into the Company in an all-stock transaction. The proposed transaction is intended to combine our digital mortgage, lending, and title platform with TYTL’s blockchain-based real estate tokenization platform. Subject to the negotiation of definitive agreements, if the transaction occurs, it is expected that the combined company will pursue the development and commercialization of products designed to facilitate institutional participation in residential real estate through blockchain-enabled infrastructure while integrating mortgage lending, including Non-QM mortgage products, title, and settlement processes. The parties also intend to continue the development of TYTL’s home equity product, which is designed to utilize a Regulation D-compliant security structure together with blockchain technology and recorded real property interests. The proposed transaction remains subject to, among other things, completion of due diligence, negotiation and execution of definitive agreements, approval by the Special Committee of the Company’s Board of Directors and TYTL’s board of directors, receipt of a fairness opinion by TYTL, applicable regulatory approvals, approval by the stockholders of the Company and TYTL, and satisfaction of customary closing conditions. There can be no assurance that definitive agreements will be executed or that the proposed transaction will be completed. An overview of certain material terms of the LOI and the proposed transaction are disclosed in the Company’s Current Report on Form 8-K filed on August 3, 2026, and the copy of the LOI is filed as Exhibit 10.1 thereto.

As of June 30, 2026, we acquired the remaining outstanding equity interest in MagicBlocks, the artificial intelligence company whose technology powers Bob, our proprietary AI agent, and underpins key automation capabilities across our mortgage origination and title operations. The acquisition gives us full ownership and control of the AI technology already embedded across its platform. With MagicBlocks’ capabilities fully integrated, we expect to accelerate product innovation while supporting future initiatives across mortgage origination, title services, home equity products, and digital real estate transactions, reduce production costs, and improve the speed and consistency of the borrower experience. MagicBlocks continues to license its platform to other mortgage lenders and financial institutions.

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

Recent Developments

Inflation has remained above the Federal Reserve’s long-term target, although the pace of price increases moderated compared with the elevated levels experienced during 2022–2023. Headline Consumer Price Index (“CPI”) inflation increased during the first five months of 2026, reflecting, in part, higher energy prices and continued pressure from shelter and services costs. However, inflation moderated in June 2026 as energy prices declined following a temporary easing in geopolitical tensions, with annual CPI increasing approximately 3.5% year-over-year, down from approximately 4.2% in May 2026. Despite this improvement, inflation remains elevated relative to the Federal Reserve’s target, and the future path of inflation remains uncertain.

The ultimate impact of geopolitical conflicts in the Middle East, U.S. and foreign tariff actions implemented during 2024–2026, and subsequent monetary and fiscal policy developments remains uncertain. These factors have the potential to affect supply chains, energy markets, input costs, and pricing dynamics across numerous industries. Although energy prices moderated during June 2026, renewed geopolitical tensions have contributed to continued volatility in oil markets, increasing uncertainty regarding future inflation trends.

Housing and other services-related costs continued to be primary contributors to underlying inflation during the first half of 2026 and continued to constrain residential mortgage originations. While shelter inflation has moderated from prior peak levels, housing affordability remains challenged by elevated home prices, limited housing inventory in many markets, and mortgage interest rates that remain well above historical averages. Higher financing costs have continued to suppress home purchase and refinance activity. Nevertheless, the Company believes that ongoing supply-demand imbalances and continued residential construction activity may improve housing inventory over time and contribute to future mortgage market activity.

For the period from October 1, 2025 through June 30, 2026, U.S. residential mortgage interest rates, as measured by the MORTGAGE30US series published by the Federal Reserve Bank of St. Louis, remained elevated despite moderating from the highs experienced during 2025.

At the beginning of October 2025, the average 30-year fixed-rate mortgage was generally in the low-to-mid 7% range. Mortgage rates declined during late 2025 and into the first quarter of 2026, reaching approximately the low-6% range before increasing during the second quarter of 2026 as inflation concerns, tariff uncertainty, and geopolitical developments placed upward pressure on U.S. Treasury yields. By the end of June 2026, average 30-year mortgage rates had increased to approximately 6.4% to 6.5%, remaining below 2025 highs but materially above historical norms.

Overall, although mortgage rates during the first half of 2026 remained below the peak levels experienced during 2025, they continued to constrain housing affordability and mortgage origination activity. The outlook for mortgage rates remains uncertain and will likely depend on the trajectory of inflation, Federal Reserve monetary policy, global economic conditions, and geopolitical developments. Continued volatility in energy markets, tariff-related cost pressures, and inflation expectations may place upward pressure on U.S. Treasury yields and, consequently, residential mortgage rates.

The Company continues to monitor these macroeconomic conditions, including inflation trends, interest rate movements, and geopolitical developments, which may impact consumer demand, operating costs, and overall financial performance.

Results of Operations

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The operating results of Nimble Title Holdings, LLC and its subsidiaries, and Bridgetown Spirits Corp. have been classified as discontinued operations during the six months ended June 30 2025.

Three and Six Months Ended June 30, 2026 Compared to the Three and Six Months Ended June 30, 2025

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenues
Gain on sale of loans, net	$1,752	$1,112	$3,597	$1,927
Loan origination fees	381	186	776	336
Interest income (expense)
Interest income	160	71	337	142
Interest expense	(160)	(64)	(349)	(129)
Interest income (expense), net	-	7	(12)	13
Title fees (includes related party fees of $4 and $17 for the three and six months ended June 30, 2026, respectively)	407	365	787	637
Fractional equity revenues, related party	21	-	58	-
Other revenues (include related party fees of $50 and $100 for the three and six months ended June 30, 2026, respectively)	64	6	115	10
Total net revenues	2,625	1,676	5,321	2,923

Operating Expenses
Compensation, commissions and benefits	3,038	2,139	6,054	4,227
General and administrative expenses	1,185	1,360	3,115	3,235
Depreciation and amortization	806	836	1,621	1,656
Marketing and advertising	1,128	787	2,170	1,312
Other operating expenses	958	450	2,018	1,144
Total operating expenses	7,115	5,572	14,978	11,574
Loss from operations	(4,490)	(3,896)	(9,657)	(8,651)
Other income (expense), net
Interest income	7	-	13	1
Interest expense	-	(388)	-	(2,277)
Gain on extinguishment of debt	-	75	-	75
Change in equity method investment	(31)	205	(148)	129
Gain on remeasurement of previously held equity interest	480	-	480	-
Other income (expense), net	-	-	-	14
Total other income (expense), net	456	(108)	345	(2,058)
Net loss from continuing operations	$(4,034)	$(4,004)	$(9,312)	$(10,709)

Net Revenues

Gain on sale of loans, net increased $0.7 million, or 64%, to $1.8 million for the three months ended June 30, 2026 compared to $1.1 million for the three months ended June 30, 2025, and increased $1.7 million, or 89%, to $3.6 million for the six months ended June 30, 2026 compared to $1.9 million for the six months ended June 30, 2025. Both periods were driven by increased loan originations and loan pricing.

Loan origination fees increased $0.2 million, or 100%, to $0.4 million for the three months ended June 30, 2026 compared to $0.2 million for the three months ended June 30, 2025, and increased $0.5 million, or 167%, to $0.8 million for the six months ended June 30, 2026 compared to $0.3 million for the six months ended June 30, 2025, driven by increased loan originations. The quantity of loan originations increased by 53, or 28%, to 240 for the three months ended June 30, 2026 compared to 187 for the three months ended June 30, 2025, and increased by 213, or 68%, to 528 for the six months ended June 30, 2026 compared to 315 for the six months ended June 30, 2025.

Title fees were flat for the three months ended June 30, 2026 and 2025. Title fees increased $0.2 million, or 33%, to $0.8 million for the six months ended June 30, 2026 compared to $0.6 million for the six months ended June 30, 2025 primarily driven by increased settlement fees during the six months ended June 30, 2026.

Operating Expenses

Compensation, commissions and benefits increased $0.9 million, or 43%, to $3.0 million for the three months ended June 30, 2026 compared to $2.1 million for the three months ended June 30, 2025, and increased $1.9 million, or 45%, to $6.1 million for the six months ended June 30, 2026 compared to $4.2 million for the six months ended June 30, 2025. Both periods were primarily driven by increased employee stock compensation expense of $0.8 million for the three months and $1.4 million for the six months, and related to our 2025 Equity Incentive Plan, which was adopted in October of 2025.

General and administrative expenses decreased $0.2 million, or 14%, to $1.2 million for the three months ended June 30, 2026 compared to $1.4 million for the three months ended June 30, 2025, and decreased $0.1 million, or 3%, to $3.1 million for the six months ended June 30, 2026 compared to $3.2 million for the six months ended June 30, 2025. Both periods were primarily driven by decreased professional fees offset by increased vendor and board of directors stock compensation expense related to our 2025 Equity Incentive Plan, which was adopted in October of 2025.

Depreciation and amortization was $0.8 million for both the three months ended June 30, 2026 and 2025, and $1.6 million and $1.7 million for the six months ended June 30, 2026 and 2025, respectively.

Marketing and advertising increased $0.3 million, or 38%, to $1.1 million for the three months ended June 30, 2026 compared to $0.8 million for the three months ended June 30, 2025, and increased $0.9 million, or 69%, to $2.2 million for the six months ended June 30, 2026 compared to $1.3 million for the six months ended June 30, 2025. Both periods were primarily due to increased leads reflective of higher loan originations.

Other operating expenses increased $0.5 million, or 100%, to $1.0 million for the three months ended June 30, 2026 compared to $0.5 million for the three months ended June 30, 2025, and increased $0.9 million, or 82%, to $2.0 million for the six months ended June 30, 2026 compared to $1.1 million for the six months ended June 30, 2025. Both periods were primarily due to increased fees charged by investors of our loans, which is directly related to higher loan originations, and increased software service fees.

Other Income (Expense)

Interest expense, exclusive of the warehouse line of credit, was $0.4 million and $1.9 million for the three and six months ended June 30, 2025 related to interest on debt and the amortization of debt and warrant related expenses, respectively.

Gain on Remeasurement of Previously Held Equity Interest

On June 30, 2026, we completed the acquisition of the remaining outstanding ownership interest of 52.4% in MagicBlocks. The fair value of our original 47.6% interest was remeasured at $0.5 million based on an independent business valuation of MagicBlocks of $1.0 million.

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

Adjusted EBITDA

We calculate adjusted EBITDA as net income (loss) adjusted for the impact of interest expense, depreciation and amortization expense, gain on remeasurement of previously held equity interest, net loss from discontinued operations, stock-based compensation expense, and other non-recurring or non-core operational expenses.

The following table presents a reconciliation of net income (loss) to adjusted EBITDA for the three and six months ended June 30, 2026 and 2025 (unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
(Dollars in thousands)	2026	2025	2026	2025
Net loss	$(4,034)	$(4,140)	$(9,312)	$(11,067)
Interest expense	-	388	-	2,277
Depreciation and amortization	806	836	1,621	1,656
Stock-based compensation expense	1,063	23	2,040	174
Non-recurring expenses(1)	39	-	508	321
Gain on remeasurement of previously held equity interest	(480)	-	(480)	-
Net loss from discontinued operations	-	136	-	358
Adjusted EBITDA	$(2,606)	$(2,757)	$(5,623)	$(6,500)

(1)	For the three and six months ended June 30, 2026, non-recurring expenses included costs related to the class action complaint. For the six months ended June 30, 2025, non-recurring expenses included merger costs related to the shareholder meeting on March 7, 2025 to approve the name changing to Beeline Holdings, Inc. and to approve the Series F and F-1 Preferred Stock (shares received in the merger) to convert to common shares, as well as costs related to the Nasdaq initial listing.

Capital Resources and Liquidity

Statements of Cash Flows

Net cash used in operating activities of continuing operations decreased from $5.6 million for the six months ended June 30, 2025 to $1.5 million for the six months ended June 30, 2026 primarily due to increased origination volume related to an increase availability of $25 million in our warehouse lines of credit.

For the six months ended June 30, 2026 and 2025, net cash used in investing activities were flat.

For the six months ended June 30, 2026, net cash used in financing activities of continuing operations was $0.1 million from net repayments under the warehouse lines of credit of $4.1 million related to adding two warehouse lines of credit of $5.0 million each in October 2025, offset by $4.1 million raised from equity transactions. For the six months ended June 30, 2025, net cash provided by financing activities of continuing operations was $10.9 million primarily from $15.8 million raised from equity transactions, offset by repayments of $0.9 million of the warehouse line and $4.1 million of secured credit facilities.

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

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents and equity offerings. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of August 14, 2026, the Company had approximately $1.7 million in cash as described below.

For the six months ended June 30, 2026, we sold 2,114,575 shares of common stock for gross proceeds of $3.2 million under the ELOC Agreement. Subsequent to June 30, 2026, we further sold 113,045 shares of common stock for gross proceeds of $0.1 million.

During six months ended June 30, 2026, we sold 318,168 shares for gross proceeds of $0.8 million under an at the market offering. Subsequent to June 30, 2026, we further sold 36,087 shares of common stock for gross proceeds of $37,912.

On July 31, 2026, we sold and issued to WVP Emerging Manager Onshore Fund LLC - C/M Capital Series a promissory note in the principal amount of $0.4 million in exchange for a purchase price of $0.3 million, net of an original issue discount of $50,000. The note matures in 60 days, subject to acceleration provisions in connection with certain enumerated events of default. The note bears interest at a rate of 9% per annum. We agreed to prepay the note upon receiving proceeds from capital raising transactions exceeding $3 million, in an amount equal to 30% of the net proceeds from such capital raising transactions until the note is repaid in full. The note is also prepayable at any time at our election.

On August 12, 2026, Mr. Liuzza, our CEO, invested an additional $0.5 million in the Company through a convertible note, which will automatically convert into shares of our common stock on August 19, 2026 at the higher of $1.50 per share or the average closing five-day VWAP during regular trading hours beginning August 12, 2026.

We do not have sufficient cash resources to meet our working capital needs for the next 12 months. We expect we need to raise at least $6 million to meet our internal cash requirements. The availability of additional financing will be largely dependent on our common stock price and liquidity as we utilize our ELOC and ATM Agreements as well as on our operating success, including improved margins as well as operational improvements, which will be necessary to attract investors. However, there can be no assurance that we will be successful in securing the necessary capital on favorable terms, or at all. We have no material off-balance sheet arrangements as of the date of this Report.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company in the consolidated financial statements for the six months ended June 30, 2026 relate to the policies and practices the Company uses to account for:

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

Other Revenues

The Company receives a consulting fee related to certain agreed upon services provided to TYTL , a related party. Revenue is recognized on a monthly basis as the services are performed. Other revenues also include fees received from a marketing partner.

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

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were not effective as of June 30, 2026.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended June 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

On October 7, 2025, Mendez et. al. v. Optimal Blue, LLC, et. al. filed a class action complaint in the US District Court, Middle District of Tennessee alleging the Company’s use of Optimal Blue’s pricing software violated federal antitrust laws against 28 defendants, including Beeline Loans, a subsidiary of the Company. On February 23, 2026, the plaintiffs filed an amended complaint removing 17 defendants, adding new named plaintiffs and adding additional description of Optimal Blue’s products to the complaint. Beeline Loans remains a defendant in the amended complaint. The Joint Defense Group (including Beeline Loans, Inc.) filed a Motion to Dismiss which is under review of the Court. The Company intends to defend the case vigorously.

ITEM 1A – RISK FACTORS

Not applicable to smaller reporting companies.

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 17, 2026, the Company sold and issued 113,045 shares of common stock pursuant to that certain Amended and Restated Common Stock Purchase Agreement and related Amended and Restated Registration Rights Agreement dated March 7, 2025 with C/M Capital Master Fund LP as purchaser, for total gross proceeds of $100,000.

The disclosure set forth under “Item 5 – Other Information – Insider Loan” is incorporated herein by reference.

The foregoing transactions were exempt from registration under the Securities Act of 1933 pursuant to Section 4(a)(2) thereof and Rule 506(b) promulgated thereunder.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended June 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

Insider Loan

On August 12, 2026, the Company sold and issued a $500,000 convertible promissory note to Nicholas R. Liuzza, Jr., the Company’s Chief Executive Officer, for a purchase price of $500,000. The note was approved by the Company’s Board of Directors and provides that it will automatically convert into shares of the Company’s common stock at 4:00 p.m. Eastern Time on August 19, 2026, at a conversion price equal to the greater of $1.50 per share or the average of the five-day VWAP of the Company’s common stock, calculated using regular trading hours. No principal is due or payable prior to such automatic conversion. The foregoing description of the note does not purport to be complete and is qualified in its entirety by the full text of the note, a copy of which is filed as Exhibit 10.20 which is incorporated herein by reference.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 14, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.
3.6(a)	Certificate of Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026 and incorporated herein by reference.
3.7	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.8	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.9	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 3-a to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference.
3.10	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as Exhibit 3-a to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.11	Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3-c to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference.
3.11(a)	Certificate of Correction for Series F Convertible Preferred Stock, filed as Exhibit 3(b) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.12	Certificate of Designation of Series F-1 Preferred Stock, filed as Exhibit 3-d to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference.
3.12(a)	Certificate of Correction for Series F-1 Convertible Preferred Stock, filed as Exhibit 3(c) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13	Certificate of Designation of Series G Convertible Preferred Stock, filed as Exhibit 3(a)(1) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13(a)	Certificate of Correction for Series G Convertible Preferred Stock, filed as Exhibit 3(a)(2) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13(b)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on January 21, 2025 and incorporated herein by reference.
3.13(c)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on March 5, 2025 and incorporated herein by reference.
3.13(d)	Second Certificate of Amendment of Series G Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference.
3.14	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2025 and incorporated herein by reference.

3.15	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2025 and incorporated herein by reference.
3.16	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 30, 2025 and incorporated by reference herein.
4.1	Form of Placement Agent Warrant, filed as Exhibit 4.1 to the Current Report on From 8-K filed on November 12, 2025 and incorporated herein by reference.
10.1	ELOC Side Letter, filed as Exhibit 10.25 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.2	Termination Agreement, filed as Exhibit 10.26 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.3	Amended and Restated Common Stock Purchase Agreement (ELOC), filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.4	Amended and Restated Registration Rights Agreement (ELOC), filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.5	Letter Agreement for Amendment of Liuzza Warrants filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein.
10.6	Debt Satisfaction Agreement dated July 25, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.
10.7	Senior Secured Original Issue Discount Promissory Note and Security Agreement dated July 25, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.
10.8	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.9	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.10	Form of Option Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.11	Letter Agreement dated September 8, 2025, filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1 dated October 21, 2025 and incorporated herein by reference.
10.12	Letter Agreement dated October 22, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2025 and incorporated herein by reference.
10.13	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2025 and incorporated by reference herein.
10.14	Form of Placement Agency Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 12, 2025 and incorporated by reference herein.
10.15	Form of Letter Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2026 and incorporated by reference herein.
10.16 #	Amended and Restated 2025 Equity Incentive Plan, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 14, 2025 and incorporated herein by reference.
10.17	Form of Securities Exchange Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2026 and incorporated by reference herein.
10.18	Letter of Intent, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2026 and incorporated by reference herein.
10.19*	Promissory Note dated July 31, 2026.
10.20*	Convertible Promissory Note dated August 12, 2026.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 **	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
#	Indicates management compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEELINE HOLDINGS, INC.

Date: August 14, 2026	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

Date: August 14, 2026	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial Officer)

Date: August 14, 2026	By:	/s/ Tiffany Milton
Tiffany Milton
Chief Accounting Officer
(Principal Accounting Officer)

