Form 10-Q
period 2026-09-30
Beeline Holdings, Inc.
filed 2026-11-12
CIK 1534708

U. S. SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2026

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

As of November 12, 2026, 35,510,462 shares of our common stock were outstanding.

Documents Incorporated by Reference: None.

BEELINE HOLDINGS, INC.

FORM 10-Q

September 30, 2026

PART I: FINANCIAL INFORMATION

ITEM 1 – FINANCIAL STATEMENTS

Beeline Holdings, Inc. and Subsidiaries

Consolidated Balance Sheets

September 30, 2026 and December 31, 2025

(Dollars in thousands, except share and per share amounts)

	2026	2025
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$2,070	$3,064
Current portion of restricted cash	86	131
Mortgage loans held for sale, net, at fair value	11,189	15,072
Interest rate lock commitment derivative	366	232
Accounts receivable, net (includes related party receivables of $38 and $16 as of September 30, 2026 and December 31, 2025, respectively)	94	20
Other receivable	97	-
Prepaid expenses and other current assets	352	459
Due from affiliate	-	400
Total current assets	14,254	19,378
Goodwill	33,310	33,310
Property and equipment, net	10,293	11,710
Intangible assets, net	4,755	4,829
Right-of-use assets	243	401
Restricted cash	230	250
Simple Agreements for Future Equity (“SAFEs”), related party	-	148
Other assets, net	6	191
Total Assets	$63,091	$70,217

Liabilities and Shareholders’ Equity
Current liabilities:
Warehouse lines of credit and accrued interest	$8,898	$14,544
Loans committed for funding	1,808	-
Accounts payable	780	645
Accrued liabilities	1,220	903
Current portion of note payable and accrued interest, net of original issue discount	355	-
Current portion of lease liabilities	219	239
Total current liabilities	13,280	16,331
Lease liabilities, net of current portion	56	221
Other noncurrent liabilities	-	57
Total liabilities	13,336	16,609

Commitments and contingencies (Note 16)

Shareholders’ Equity:
Common stock, $0.0001 par value; 100,000,000 shares authorized and 34,887,471 and 27,904,433 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	3	3
Preferred stock, $0.0001 par value, 100,000,000 authorized
Preferred stock Series A; 8,425,102 shares designated; 0 shares and 6,425,102 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	1
Preferred stock Series B; 2,500,000 shares designated; 2,500,000 shares issued and outstanding as of September 30, 2026 and December 31, 2025	-	-
Preferred stock Series F; 70,000,000 shares designated; 1,259,009 shares and 1,515,251 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Preferred stock Series F-1; 1,000,000 shares designated; 9,382 shares and 11,292 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Preferred stock Series G; 15,000,000 shares designated; 691,571 shares and 926,864 shares issued and outstanding as of September 30, 2026 and December 31, 2025, respectively	-	-
Additional paid-in capital	188,725	179,354
Accumulated other comprehensive loss	(36)	(48)
Accumulated deficit	(138,937)	(125,702)
Total Shareholders’ Equity	49,755	53,608
Total Liabilities and Shareholders’ Equity	$63,091	$70,217

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Operations and Comprehensive Loss

Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share and per share amounts)

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Gain on sale of loans, net	$2,053	$1,671	$5,650	$3,598
Loan origination fees	492	302	1,268	638
Interest income (expense)
Interest income	172	90	509	232
Interest expense	(174)	(112)	(523)	(241)
Interest income (expense), net	(2)	(22)	(14)	(9)
Title fees (includes related party fees of $2 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $19 and $12 for the nine months ended September 30, 2026 and 2025, respectively)	380	374	1,167	1,012
Fractional equity revenues, related party	20	-	78	-
Other revenues (includes related party fees of $50 and $150 for the three and nine months ended September 30, 2026, respectively)	71	2	186	12
Total net revenues	3,014	2,327	8,335	5,251

Operating Expenses
Compensation, commissions and benefits	2,881	1,994	8,935	6,221
General and administrative expenses	1,270	871	4,385	4,108
Depreciation and amortization	845	831	2,466	2,487
Marketing and advertising	993	687	3,163	1,999
Other operating expenses	799	800	2,817	1,942
Total operating expenses	6,788	5,183	21,766	16,757
Loss from operations	(3,774)	(2,856)	(13,431)	(11,506)
Other income (expense), net
Interest income	2	4	15	5
Interest expense	(55)	(69)	(55)	(2,346)
Gain (loss) on extinguishment of debt	17	(684)	17	(610)
Change in equity method investment	-	-	(148)	129
Gain on remeasurement of previously held equity interest	-	-	480	-
Other income, net	-	4	-	18
Total other income (expense), net	(36)	(745)	309	(2,804)
Loss before income taxes	(3,810)	(3,601)	(13,122)	(14,310)
Provision for income taxes	-	-	-	-
Net loss from continuing operations	(3,810)	(3,601)	(13,122)	(14,310)
Income from discontinued operations	-	932	-	574
Loss from disposal of discontinued operations	-	(1,293)	-	(1,293)
Net loss from discontinued operations	-	(361)	-	(719)
Net loss	(3,810)	(3,962)	(13,122)	(15,029)
Net loss attributable to non-controlling interests (related to discontinued operations)	-	(44)	-	(214)
Net loss attributable to common stockholders before preferred stock dividends	(3,810)	(3,918)	(13,122)	(14,815)
Preferred stock dividends	(38)	(38)	(113)	(113)
Deemed dividend - Preferred stock Series G and warrant price protection	-	-	-	(6,766)
Net loss attributable to common stockholders	$(3,848)	$(3,956)	$(13,235)	$(21,694)

Comprehensive loss
Net loss	$(3,810)	$(3,962)	$(13,122)	$(15,029)
Unrealized foreign currency translation gain (loss)	6	(67)	12	(13)
Total comprehensive loss	(3,804)	(4,029)	(13,110)	(15,042)
Comprehensive loss attributable to non-controlling interests (related to discontinued operations)	-	(44)	-	(214)
Comprehensive loss attributable to common stockholders	$(3,804)	$(3,985)	$(13,110)	$(14,828)

Basic and diluted net loss from continuing operations per common share	$(0.11)	$(0.19)	$(0.42)	$(1.38)
Basic and diluted net loss from discontinued operations per common share	$-	$(0.02)	$-	$(0.07)
Basic and diluted net loss per common share available to common stockholders	$(0.11)	$(0.20)	$(0.42)	$(2.09)
Basic and diluted weighted average common shares outstanding	33,531,522	19,301,805	31,431,361	10,386,748

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Changes in Equity

For the Three and Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands, except share amounts)

(Unaudited)

	Common Stock		Series A Preferred Stock		Series B Preferred Stock		Series D Preferred Stock		Series E Preferred Stock		Series F Preferred Stock		Series F1 Preferred Stock		Series G Preferred Stock		Stock to be	Additional Paid-in	Accumulated	Accumulated Other Comprehensive	Non-Controlling	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Shares	Amount	Issued	Capital	Deficit	Loss	Interest	Equity
Balance, December 31, 2024	468,950	$-	-	$-	2,500,000	$-	255,474	$-	200,000	$-	69,085,562	$7	517,775	$-	5,308,239	$1	$205	$141,877	$(94,189)	$(34)	$1,101	$48,968
Issuance of common stock to third parties for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	264,796	-	(125)	125	-	-	-	-
Issuance of stock related to settlement	13,115	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(80)	80	-	-	-	-
Issuance of common stock to employees for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	14	116	-	-	-	130
Conversion of preferred shares	6,247,126	1	-	-	-	-	-	-	-	-	(57,020,394)	(6)	(421,186)	-	(3,980,664)	-	-	6	-	-	-	1
Series G Preferred Stock issued for cash, net of offering costs	-	-	-	-	-	-	(188,808)	-	-	-	-	-	-	-	6,417,159	-	-	3,266	-	-	-	3,266
ELOC shares issued for cash, net of offering costs	1,090,622	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,978	-	-	-	1,978
Note payable, related party converted to preferred shares	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,372,549	-	-	700	-	-	-	700
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	17	-	17
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	4,588	(4,588)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(6,822)	-	(105)	(6,927)
Balance, March 31, 2025	7,819,813	$1	-	$-	2,500,000	$-	66,666	$-	200,000	$-	12,065,168	$1	96,589	$-	9,382,079	$1	$14	$152,736	$(105,637)	$(17)	$996	$48,095
Issuance of common stock to employees for services	10,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(14)	14	-	-	-	-
Conversion of preferred shares	317,821	-	-	-	-	-	(66,666)	-	-	-	(110,729)	-	(825)	-	(400,000)	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	3,927,815	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3,889	-	-	-	3,889
ATM shares issued for cash, net of offering costs	5,540,043	1	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6,720	-	-	-	6,721
Secured credit facilities converted to common shares	747,221	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	986	-	-	-	986
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)	-	-	(37)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	37	-	37
Deemed dividend-price protection, revaluation adjustment	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,178	(2,178)	-	-	-
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,075)	-	(65)	(4,140)
Balance, June 30, 2025	18,362,713	$2	-	$-	2,500,000	$-	-	$-	200,000	$-	11,954,439	$1	95,764	$-	8,982,079	$1	$-	$166,523	$(111,927)	$20	$931	$55,551
Warrants issued related to settlement	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	26	-	-	-	26
Conversion of preferred shares	708,443	-	(2,000,000)	-	-	-	-	-	-	-	(398,392)	-	(2,969)	-	(364,707)	-	-	-	-	-	-	-
Series A Preferred Stock issued in exchange for Series F/F-1 Preferred Stock	-	-	8,425,102	1	-	-	-	-	-	-	(8,356,151)	(1)	(68,951)	-	-	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	676,078	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,121	-	-	-	1,121
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(67)	-	(67)
Derecognition of non-controlling interest related to discontinued operations	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(890)	(890)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,918)	-	(44)	(3,962)
Balance, September 30, 2025	19,747,234	$2	6,425,102	$1	2,500,000	$-	-	$-	200,000	$-	3,199,896	$-	23,844	$-	8,617,372	$1	$-	$167,670	$(115,883)	$(47)	$(3)	$51,741

Balance, December 31, 2025	27,904,433	$3	6,425,102	$1	2,500,000	$-	-	$-	-	$-	1,515,251	$-	11,292	$-	926,864	$-	$-	$179,354	$(125,702)	$(48)	$-	$53,608
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	793	-	-	-	793
Issuance of common stock for option exercises	1,875	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2	-	-	-	2
Issuance of restricted stock awards	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	184	-	-	-	184
Issuance of common stock to employees for services	100,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Warrants exercised related to Series G Preferred Stock	452,475	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	232	-	-	-	232
ELOC shares issued for cash, net of offering costs	444,444	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	945	-	-	-	945
ATM shares issued for cash, net of offering costs	163,112	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	447	-	-	-	447
Conversion of preferred shares	1,581,030	-	(6,425,102)	(1)	-	-	-	-	-	-	(256,242)	-	(1,910)	-	(235,293)	-	-	1	-	-	-	-
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	7	-	7
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(5,278)	-	-	(5,278)
Balance, March 31, 2026	30,647,369	$3	-	$-	2,500,000	$-	-	$-	-	$-	1,259,009	$-	9,382	$-	691,571	$-	$-	$181,958	$(131,018)	$(41)	$-	$50,902
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	920	-	-	-	920
Issuance of restricted stock awards	40,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	143	-	-	-	143
Issuance of common stock to third parties for services	7,010	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	15	-	-	-	15
Issuance of common stock to employees for services	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
Common stock issued in business combination	211,679	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	258	-	-	-	258
Warrants exercised related to Series G Preferred Stock	69,278	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	1,670,131	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	2,114	-	-	-	2,114
ATM shares issued for cash, net of offering costs	155,056	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	331	-	-	-	331
Shares surrendered in settlement of debt, related party	(70,454)	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(132)	-	-	-	(132)
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(37)	-	-	(37)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(1)	-	(1)
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(4,034)	-	-	(4,034)
Balance, June 30, 2026	32,730,069	$3	-	$-	2,500,000	$-	-	$-	-	$-	1,259,009	$-	9,382	$-	691,571	$-	$-	$185,607	$(135,089)	$(42)	$-	$50,479
Stock-based compensation expense	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	972	-	-	-	972
Issuance of common stock for option exercises	3,125	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	3	-	-	-	3
Issuance of restricted stock awards	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	55	-	-	-	55
Issuance of common stock to third parties for services	157,200	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	73	-	-	-	73
Release of restricted stock units	60,000	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-
ELOC shares issued for cash, net of offering costs	327,035	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	293	-	-	-	293
ATM shares issued for cash, net of offering costs	1,276,709	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	1,222	-	-	-	1,222
Note payable, related party converted to common shares	333,333	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	500	-	-	-	500
Preferred stock dividends	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(38)	-	-	(38)
Foreign currency translation adjustments	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	6	-	6
Net loss	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	-	(3,810)	-	-	(3,810)
Balance, September 30, 2026	34,887,471	$3	-	$-	2,500,000	$-	-	$-	-	$-	1,259,009	$-	9,382	$-	691,571	$-	$-	$188,725	$(138,937)	$(36)	$-	$49,755

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc. and Subsidiaries

Consolidated Statements of Cash Flows

Nine Months Ended September 30, 2026 and 2025

(Dollars in thousands)

(Unaudited)

	2026	2025
Cash Flows From Operating Activities:
Net loss	$(13,122)	$(15,029)
Net loss from discontinued operations	-	719
Adjustments to reconcile net loss to net cash used in operating activities
Gain on sale mortgage loans held for sale, net of direct costs	(5,650)	(3,598)
Recovery for credit losses	-	(29)
Depreciation and amortization	2,466	2,487
(Gain) loss on extinguishment of debt	(17)	610
Amortization of debt discount	19	1,722
Stock compensation expense	2,685	-
Issuance of restricted stock awards	382	-
Preferred stock dividends	(113)	(113)
Change in equity method investment	148	(129)
Gain on remeasurement of previously held equity interest	(480)	-
Issuance of common stock to third parties for services	88	-
Issuance of common stock to employees for services	-	130
Warrants issued related to settlement	-	26
Noncash lease expense	(27)	(19)
Changes in operating assets and liabilities:
Proceeds from principal payments and sales of loans held for sale	198,573	98,224
Originations of mortgage loans held for sale	(189,041)	(96,625)
Interest rate lock commitment derivative	(134)	(222)
Prepaid expenses and other current assets	89	(115)
Accounts receivable, net - related party	(145)	-
Accounts receivables, net	(61)	(12)
Other receivable	(97)	-
Due from affiliate	400	-
Other assets, net	185	488
Accounts payable	158	(542)
Accrued liabilities	317	(258)
Loans committed for funding	1,808	-
Accrued interest, net	57	154
Other noncurrent liabilities	(57)	1
Net cash used in operating activities of continuing operations	(1,569)	(12,130)
Net cash provided by operating activities of discontinued operations	-	693
Net cash used in operating activities	(1,569)	(11,437)
Cash Flows From Investing Activities:
Note receivable	-	(75)
SAFE	-	(255)
Purchases of property and equipment	(10)	-
Purchase of internal-use software	(233)	(203)
Net cash used in investing activities of continuing operations	(243)	(533)
Net cash used in investing activities of discontinued operations	-	(515)
Net cash used in investing activities	(243)	(1,048)
Cash Flows From Financing Activities:
Net repayments/borrowings under warehouse lines of credit	(5,648)	2,329
ELOC shares issued for cash, net of offering costs	3,352	6,988
ATM shares issued for cash, net of offering costs	2,000	6,721
Series G Preferred Stock issued for cash, net of offering costs	-	3,266
Proceeds from warrant exercise	232	-
Proceeds from issuance of stock for option exercises	5	-
Payments of principal on secured credit facilities	-	(5,439)
Proceeds from notes payable, related party	500	672
Payments of principal on notes payable, related party	-	(796)
Proceeds from notes payable	300	250
Payments of principal on notes payable	-	(1,025)
Net cash provided by financing activities	741	12,966
Net (decrease) increase in cash	(1,071)	481
Effect of exchange rate changes on cash	12	(13)
Cash and restricted cash at the beginning of the period	3,445	872
Cash and restricted cash at the end of the period	$2,386	$1,340

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for interest	$-	$215
Cash paid during the period for income taxes	$-	$-

Supplemental Disclosure of Non-Cash Investing and Financing Activities
Note payable, related party converted to Preferred stock Series G	$-	$700
Conversion of preferred shares	$1	$6
Deemed dividend - Preferred stock Series G and warrant price protection	$-	$6,766
Secured credit facilities converted to common shares	$-	$986
Series A Preferred Stock issued in exchange for Series F/F-1 Preferred Stock	$-	$1
Shares surrendered in settlement of debt, related party	$132	$-
Note payable, related party converted to common shares	$500	$-
Issued common stock as consideration for the acquisition in a business combination	$258	$-

The following table provides a reconciliation of cash and cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the same such amounts shown in the consolidated statements of cash flows:

	2026	2025
Cash and cash equivalents	$2,070	$1,295
Restricted cash	316	45
Total cash and cash equivalents and restricted cash	$2,386	$1,340

The accompanying notes are an integral part of these unaudited consolidated financial statements.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

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

2. GOING CONCERN, LIQUIDITY, AND MANAGEMENT’S PLANS

These unaudited consolidated financial statements have been prepared on a basis that assumes the Company will continue as a going concern and which contemplates the realization of assets and satisfaction of liabilities and commitments in the ordinary course of business. The Company is subject to a number of risks common to emerging companies stemming from, among other things, a limited operating history, rapid technological change, uncertainty of market acceptance and products, regulatory uncertainty, competition from substitute products and larger companies, the need to obtain additional financing, compliance with government regulation, protection of proprietary technology, interest rate fluctuations, product liability, and the dependence on key individuals. The Company has incurred recurring losses and negative cash flows from operations since its inception, and is dependent on debt/equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern for the twelve months following the issuance of these consolidated financial statements. The consolidated financial statements do not include any adjustments to the carrying amounts and classification of assets, liabilities, and reported expenses that may be necessary if assumes Company were unable to continue as a going concern.

Management believes that in order to accomplish its business plan objectives, the Company will need to raise capital by the issuance of debt and/or equity.

On July 28, 2026, the Company entered into a non-binding letter of intent with TYTL Corp. (“TYTL”), a related party, regarding a proposed business combination pursuant to which TYTL would merge with and into the Company in an all-stock transaction. The proposed transaction is intended to combine the Company’s digital mortgage, lending, and title platform with TYTL’s blockchain-based real estate digital asset platform. Subject to the negotiation of definitive agreements, if the transaction occurs it is expected that the combined company will pursue the development and commercialization of products designed to facilitate institutional participation in residential real estate through blockchain-enabled infrastructure while integrating mortgage lending, including Non-QM mortgage products, title, and settlement processes. The parties also intend to continue the development of TYTL’s home equity product, which is designed to utilize a Regulation D-compliant security structure together with blockchain technology and recorded real property interests. The Company’s principal stockholder and Chief Executive Officer, Mr. Nicholas Liuzza, is also Chief Executive Officer of TYTL. In addition, Christopher Moe, the Company’s Chief Financial Officer, and Joseph Freedman, a director, are TYTL stockholders.

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

September 30, 2026 and 2025

(unaudited)

During 2026, the Company announced a strategic partnership with Structured Real Estate Group (“SRG”), a real estate developer, to directly integrate the Company’s mortgage platform into SRG’s proprietary AI-driven real estate platform. This will allow SRG’s homebuying customers to obtain loans through the Company generating loan revenues.

There can be no assurances that these business plans and actions will occur or be successful, that the Company will generate anticipated revenues or operating results, or that unforeseen circumstances will not require additional funding sources in the future or effectuate plans to conserve liquidity. Future efforts to raise additional funds may not be successful or they may not be available on acceptable terms, if at all.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

These unaudited financial statements have been prepared on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America (“GAAP”) for interim financial information and in accordance with the rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and footnote disclosures normally included in financial statements in accordance with GAAP have been condensed or eliminated as permitted under the SEC’s rules and regulations. In management’s opinion, the unaudited consolidated financial statements include all material adjustments, all of which are of a normal and recurring nature, necessary to present fairly the Company’s financial position as of September 30, 2026, its operating results for the three and nine months ended September 30, 2026 and 2025 and its cash flows for the nine months ended September 30, 2026 and 2025. The unaudited consolidated financial statements should be read in conjunction with the audited consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2025. Interim results are not necessarily indicative of the results that may be expected for an entire fiscal year.

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

September 30, 2026 and 2025

(unaudited)

CASH, CASH EQUIVALENTS, AND RESTRICTED CASH

Beeline considers highly liquid investments purchased with a remaining maturity of 90 days or less at the time of purchase to be cash equivalents. Cash equivalents include money market accounts that are readily convertible into cash.

The Company maintains certain cash balances that are restricted under warehouse and/or master repurchase agreements, broker margin accounts associated with its derivative instruments and other restrictions. The restricted cash balance as of September 30, 2026 and December 31, 2025 was $0.3 million and $0.4 million, respectively.

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

September 30, 2026 and 2025

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

Other Revenues

The Company receives a consulting fee related to certain agreed upon services provided to TYTL. Revenue is recognized on a monthly basis as the services are performed. Other revenues also include fees received from a marketing partner and software subscription fees.

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

September 30, 2026 and 2025

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

GOODWILL

Goodwill is the excess of the purchase price over the estimated fair value of identifiable net assets acquired in business combinations. The Company tests goodwill for impairment annually in the fourth quarter, or more frequently when indications of potential impairment exist. The Company monitors the existence of potential impairment indicators throughout the fiscal year. The Company may elect to perform either a qualitative test or a quantitative test to determine if it is more likely than not that the carrying value of a reporting unit exceeds its estimated fair value. Fair value reflects the price a market participant would be willing to pay in a potential sale of the reporting unit. If the estimated fair value of the Company exceeds its carrying value, then the Company concludes the goodwill is not impaired. If the carrying value of the Company exceeds its estimated fair value, the Company recognizes an impairment loss in an amount equal to the excess, not to exceed the amount of goodwill. Based on the Company’s impairment analysis, management determined that goodwill was not impaired as of September 30, 2026 and December 31, 2025.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

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

The following is a description of measurement techniques for items recorded at fair value on a recurring basis. There were no material items recorded at fair value on a nonrecurring basis as of September 30, 2026 and December 31, 2025.

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

Forward commitments: Beeline’s forward commitments are valued based on quoted prices for similar assets in an active market with inputs that are observable and are classified within Level 2 of the valuation hierarchy. There were no open forward contracts as of September 30, 2026 and December 31, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

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

FOREIGN CURRENCY TRANSLATION AND TRANSACTIONS

The reporting currency of the company is the U.S. dollar. Except for Beeline Loans Pty Ltd., the functional currency of the Company is the U.S. dollar. The functional currency of Beeline Loans Pty Ltd. is the Australian dollar. For Beeline Loans Pty Ltd., results of operations and cash flows are translated at average exchange rates during the period, assets and liabilities are translated at the exchange rate at the end of the period, and equity is translated at historical exchange rates. As a result, amounts related to assets and liabilities reported on the statements of cash flows may not necessarily agree with the changes in the corresponding balances on the balance sheets. Translation adjustments resulting from the process of translating the local currency financial statements into U.S. dollars are included in determining comprehensive loss. The translation gain (loss) for the three months ended September 30, 2026 and 2025 was $5,959 and $(0.1) million, respectively. The translation gain for the nine months ended September 30, 2026 and 2025 was $11,523 and $12,626, respectively.

Transactions denominated in foreign currencies are translated into the functional currency at the exchange rates prevailing on the transaction dates with any transaction gains and losses that arise from exchange rate fluctuations on transactions denominated in a currency other than the functional currency included in the results of operations as incurred. These transactions were de minimis for both the nine months ended September 30, 2026 and 2025.

As of September 30, 2026 and December 31, 2025, the exchange rate used to translate balance sheet amounts from Australian dollars into U.S. dollars was $0.69 and $0.67 , respectively. The average exchange rate used to translate operation amounts from Australian dollars into U.S. dollars was $0.70 and $0.64 for the nine months ended September 30, 2026 and 2025, respectively.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

MARKETING AND ADVERTISING COSTS

Marketing and advertising costs are expensed as incurred. For the nine months ended September 30, 2026 and 2025, marketing and advertising expenses were $3.2 million and $2.0 million, respectively.

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

The Company evaluates all significant tax positions as required by ASC 740. As of September 30, 2026 and December 31, 2025, the Company does not believe that it has taken any positions that would require the recording of any additional tax liability, nor does it believe that there are any unrealized tax benefits that would either increase or decrease within the next year.

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

The Company currently operates in three reportable segments. The CODM for the Company is the CEO. The Company’s CEO reviews operating results on an aggregate basis and manages the Company’s operations as a whole for the purpose of evaluating financial performance and allocating resources. Accordingly, the Company has determined that it has a three-reportable and operating segment structure. The CEO uses aggregate net loss to allocate resources in the annual budgeting and forecasting process and also uses that measure as a basis for evaluating financial performance regularly by comparing actual results with established budgets and forecasts. The measure of segment assets is reported on the consolidated balance sheets as total assets.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

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

RECLASSIFICATION OF PRIOR YEAR PRESENTATION

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The deposit of $0.2 million required by one lender of a warehouse line of credit was reclassed to non-current restricted cash from other assets, net on the consolidated balance sheets. The operating results of Nimble and Bridgetown Spirits Corp. (“Bridgetown Spirits”) have been classified as discontinued operations during the three and nine months ended September 30, 2025, respectively, see Note 5 – Discontinued Operations.

4. BUSINESS ACQUISITION

On June 30, 2026, the Company completed the acquisition of the remaining outstanding ownership interest of 52.4% in MagicBlocks in a transaction accounted for as a step-acquisition in accordance with ASC 805. With MagicBlocks’ capabilities fully integrated, the Company expects to accelerate product innovation while supporting future initiatives across mortgage origination, title services, home equity products, and digital real estate transactions, reduce production costs, and improve the speed and consistency of the borrower experience. The Company’s consolidated financial statements for the nine months ended September 30, 2026 reflect the purchase accounting adjustments whereby the purchase price was allocated to the assets acquired and liabilities assumed based upon their estimated fair values on the acquisition date. The estimated fair value of the assets acquired and liabilities assumed is subject to the Company completing its valuation during a one-year measurement period as allowed under ASC 805. The Company’s consolidated statement of operations for the three and nine months ended September 30, 2026 include MagicBlocks’ results of operations from July 1, 2026 through September 30, 2026.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

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

The initial allocation of the purchase price to the fair value of the assets acquired and liabilities assumed was as follows:

(Dollars in thousands)	June 30, 2026
Cash and cash equivalents	$34
Property and equipment, net	739
Accounts payable	(82)
Accrued liabilities	(53)
$638

The Company incurred acquisition related costs of $17,676 for the nine months ended September 30, 2026 that have been recorded in general and administrative expenses in the consolidated statements of operations.

For income tax purposes, this was a non-taxable business combination as it was an all-stock transaction and accordingly goodwill will not be deductible for tax purposes.

Pro Forma Financial Information

The following unaudited pro forma consolidated results of operations for the nine months ended September 30, 2026 and 2025 assume that the acquisition of MagicBlocks was completed on January 1, 2025:

(Dollars in thousands, except per share amounts)	2026	2025
Pro forma net revenues	$8,559	$5,279
Pro forma net losses	$(13,724)	$(15,197)
Pro forma basic and diluted net loss per share	$(0.44)	$(1.46)

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

Bridgetown Spirits

On July 25, 2025, the Company entered into a Debt Satisfaction Agreement (the “DSA”) with Bridgetown Spirits and three individuals (the “Buyers”), including Geoffrey Gwin, the President of Bridgetown Spirits, pursuant to which the Company transferred to the Buyers all 530,000 shares of its Bridgetown Spirits common stock held by the Company in exchange for the satisfaction of outstanding amounts payable by the Company to the Buyers totaling $0.4 million. As a result of the foregoing, Bridgetown Spirits was no longer a subsidiary of the Company.

In connection with the DSA, Bridgetown Spirits issued a Senior Secured Original Issue Discount Promissory Note and Security Agreement (the “Note”) in the principal amount of $0.1 million payable to the Company with an original issue discount of $25,000. The Note is receivable as follows: (i) $50,000 was received in April 2026, and the remaining $50,000 was received in July 2026. The Note was secured by the assets of Bridgetown Spirits. The Note is included in prepaid expenses and other current assets on the consolidated balance sheet as of December 31, 2025.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

The operating results of Bridgetown have been classified as discontinued operations during the nine months ended September 30, 2025. The consolidated statement of operations for the prior period has been adjusted to reflect comparable information.

Income and expense related to Bridgetown Spirits were as follows for the nine months ended September 30, 2025:

(Dollars in thousands)	2025
Net sales, spirits	$1,143
Cost of sales, spirits (inclusive of depreciation)	956
Compensation and benefits	348
Marketing and advertising	286
Total operating expenses	1,590
Loss from operations	(447)
Other income	995
Net income (loss) from discontinued operations	548
Loss from disposal of discontinued operations	(1,293)
Net loss from discontinued operations	$(745)

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

The operating results of Nimble have been classified as discontinued operations during the nine months ended September 30, 2025. The consolidated statement of operations for the prior period has been adjusted to reflect comparable information.

Income and expense related to Nimble and its subsidiaries were as follows for the nine months ended September 30, 2025:

(Dollars in thousands)	2025
Title fees	$160
Total net revenues	160
Compensation and benefits	102
General and administrative expenses	10
Other operating expenses	22
Total operating expenses	134
Net income from discontinued operations	$26

6. BUSINESS SEGMENTS

The Company’s CODM, the CEO, evaluates how the Company views and measures its performance. ASC 280, Segment Reporting establishes the standards for reporting information about segments in financial statements. After consideration of these criteria, the CODM has determined that there are three reportable segments, consisting of Beeline Loans, Beeline Title Holdings, and BeelineEquity.

Beeline Loans is an AI-driven fintech mortgage lender that also develops proprietary software in the form of major enhancements and new developments to its lending platform. Corporate allocates a portion of compensation and benefits, and general and administrative expenses to Beeline Loans, which is included in the segments’ financial data below.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

Beeline Title Holdings provides title and loan closing services for the Company’s mortgage origination business and other lenders; and title closing services for the Company’s fractional equity transactions.

BeelineEquity provides customer service, transaction processing and platform support to TYTL who offers a fractional equity product to homeowners.

Corporate and unallocated activities primarily consist of general corporate expenses, including public company costs, executive compensation, legal and regulatory compliance, and other administrative functions that support the Company’s overall business. These activities also include holding company expenses, such as financing costs, accounting, legal, insurance, investor relations, and strategic corporate initiatives that are not directly attributable to the Company’s reportable segments. Corporate activities do not constitute a separate operating segment under ASC 280. Accordingly, amounts attributable to Corporate are excluded from the results of the Company’s reportable segments and are presented separately in the tables below as reconciling items in the reconciliation of total reportable segment results to consolidated financial results and total reportable segment net revenues to consolidated segment net revenues.

The Company measures segment performance to allocate resources primarily based on revenues of Beeline Loans, Beeline Title Holdings and BeelineEquity. Total asset information by segment is not provided to, or reviewed by, the CODM as it is not used to make strategic decisions, allocate resources or assess performance. The accounting policies of the segments are the same as those described for the Company in Note 3 - Summary of Significant Accounting Policies.

The following tables present financial information for the Company’s reportable segments for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beeline Loans
Gain on sale of loans, net	$2,053	$1,671	$5,650	$3,598
Loan origination fees	492	302	1,268	638
Interest income (expense)
Interest income	172	90	509	232
Interest expense	(174)	(112)	(523)	(241)
Interest income (expense), net	(2)	(22)	(14)	(9)
Other revenues	13	2	28	12
Total net revenues	2,556	1,953	6,932	4,239
Compensation, commissions and benefits	1,795	1,407	5,187	3,407
General and administrative expenses	193	219	1,079	620
Depreciation and amortization	781	805	2,349	2,412
Marketing and advertising	931	700	2,921	1,889
Other operating expenses	566	637	1,926	1,536
Total operating expenses	4,266	3,768	13,462	9,864
Loss from operations	(1,710)	(1,815)	(6,530)	(5,625)
Interest expense	-	(17)	-	(37)
Gain on extinguishment of debt	7	34	7	34
Net loss from continuing operations	$(1,703)	$(1,798)	$(6,523)	$(5,628)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beeline Title Holdings
Title fees (includes related party fees of $2 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $19 and $12 for the nine months ended September 30, 2026 and 2025, respectively)	$380	$374	$1,167	$1,012
Total net revenues	380	374	1,167	1,012
Compensation and benefits	297	322	981	932
General and administrative expenses	33	34	97	115
Marketing and advertising	28	(13)	89	98
Other operating expenses	118	126	453	265
Total operating expenses	476	469	1,620	1,410
Net loss from continuing operations	$(96)	$(95)	$(453)	$(398)

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
BeelineEquity
Fractional equity revenues, related party	$20	$-	$78	$-
Total net revenues	20	-	78	-
Compensation, commissions and benefits	77	-	214	-
General and administrative expenses	28	-	76	-
Marketing and advertising	13	-	77	-
Other operating expenses	-	-	1	-
Total operating expenses	118	-	368	-
Net loss from continuing operations	$(98)	$-	$(290)	$-

Reconciliation of Total Reportable Segment Results to Consolidated Results

Corporate and unallocated results are not directly attributable to the Company’s reportable segment results. The following table reconciles total reportable segment results to the Company’s consolidated results for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beeline Loans	$(1,703)	$(1,798)	$(6,523)	$(5,628)
Beeline Title Holdings	(96)	(95)	(453)	(398)
BeelineEquity	(98)	-	(290)	-
Total reportable segments	(1,897)	(1,893)	(7,266)	(6,026)
Corporate and unallocated activities	(1,913)	(1,708)	(5,856)	(8,284)
Consolidated net loss from continuing operations	$(3,810)	$(3,601)	$(13,122)	$(14,310)

Reconciliation of Reportable Segment Net Revenues

Corporate and unallocated revenues primarily consist of net revenues not directly attributable to the Company’s reportable segments and are included as reconciling items to consolidated net revenues. The following table reconciles total net revenues of the Company’s reportable segments to consolidated net revenues for the three and nine months ended September 30, 2026 and 2025 (dollars in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Beeline Loans	$2,556	$1,953	$6,932	$4,239
Beeline Title Holdings	380	374	1,167	1,012
BeelineEquity	20	-	78	-
Total reportable segment net revenues	2,956	2,327	8,177	5,251
Corporate and unallocated net revenues	58	-	158	-
Total net revenues	$3,014	$2,327	$8,335	$5,251

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

7. FAIR VALUE MEASUREMENTS

Assets or liabilities measured at fair value on a recurring basis were as follows:

(Dollars in thousands)	September 30, 2026			December 31, 2025
Description	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Mortgage loans held for sale	$-	$11,189	$-	$-	$15,072	$-
Interest rate lock commitment derivative	-	-	366	-	-	232

A roll forward of the level 3 valuation financial instruments was as follows:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Balance, beginning of year	$232	$18
Change in fair value in gain on sale of loans, net	134	214
Balance, end of period	$366	$232

8. MORTGAGE LOANS HELD FOR SALE

Beeline sells substantially all of its originated mortgage loans to investors and adjusted its loan balance to the estimated fair value based on the eventual sales of loans. Mortgage loans held for sale, at fair value, consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Mortgage loans held for sale	$11,037	$14,859
Net fair value adjustment	152	213
Total mortgage loans held for sale, at fair value	$11,189	$15,072

9. PROPERTY AND EQUIPMENT

Property and equipment consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Internal-use software	$16,425	$15,455
Furniture and fixtures	58	55
Leasehold improvements	151	151
Computers and hardware	29	22
Total	16,663	15,683
Less accumulated depreciation and amortization	(6,370)	(3,973)
Total property and equipment, net	$10,293	$11,710

Depreciation expense related to property and equipment was $16,558 and $0.1 million for the nine months ended September 30, 2026 and 2025, respectively. Amortization expense related to internal-use software was $2.4 million and $2.3 million for the nine months ended September 30, 2026 and 2025, respectively.

Internal-use software consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Internal-use software	$16,425	$15,455
Less accumulated amortization	(6,148)	(3,773)
Total internal-use software, net	$10,277	$11,682

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

The estimated future amortization expense of internal-use software as of September 30, 2026 was as follows:

(Dollars in thousands)
Remaining 2026	$821
2027	3,285
2028	3,285
2029	2,582
2030	216
Thereafter	88
$10,277

The Company’s internal developers created a new proprietary software and launched it in 2024. The most notable feature of the new software is the integration of Beeline’s Chatbot “Bob”. The Company recorded $0.2 million of additional purchases of internal-use software for both the nine months ended September 30, 2026 and 2025.

10. INTANGIBLE ASSETS

Intangible assets consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Beeline brand	$4,557	$4,557
Customer list	393	393
Total	4,950	4,950
Less accumulated amortization	(195)	(121)
Total intangible assets, net	$4,755	$4,829

The Beeline brand has been determined to have an indefinite life and is not amortized. The Company, on an annual basis, tests the indefinite-lived asset for impairment. If the carrying value of an indefinite-lived asset is found to be impaired, then the Company will record an impairment loss and reduce the carrying value of the asset. As of September 30, 2026, the Company determined that the Beeline brand was not impaired.

The customer list has a useful life of four years and amortization expense was $0.1 million for both the nine months ended September 30, 2026 and 2025.

11. INVESTMENTS IN EQUITY METHOD INVESTEE

The Company’s investments in its related party equity method investee, MagicBlocks, included its equity method investment and its SAFEs on the consolidated balance sheets until June 30, 2026 when MagicBlocks’ remaining equity interest was acquired, see Note 4 – Business Acquisition, and consisted of the following:

(Dollars in thousands)	September 30, 2026	December 31, 2025
Balance, beginning of year	$148	$147
SAFE Investments	-	267
Loss on equity method investment	(148)	(266)
Balance, end of period	$-	$148

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

12. WAREHOUSE LINES OF CREDIT

On September 21, 2021, Beeline Loans entered into an agreement with a lender for a $10.0 million line of credit. The line automatically renews for successive one-year terms, unless terminated by Beeline Loans or the lender upon 60 days’ notice. The line was renewed on September 30, 2023 with a reduction in available funding from $10.0 million to $5.0 million. The line has subsequently been renewed with the latest renewal in October 2025 increasing the available funding to $15.0 million and subject to annual renewals. The interest rate is the greater of interest on the underlying loan or 4.25% - 5.50%, depending on how many loans Beeline Loans closes per month. Beeline Loans is required to provide the lender with annual audited financial statements, quarterly unaudited financial statements, monthly interim unaudited financial statements, and any other report submitted by independent accountants in connection with annual, interim or special audit of the books, if requested. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of September 30, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of September 30, 2026, the outstanding balance of the warehouse line of credit was $7.6 million and accrued interest was $23,428 with interest rates of 4.9%-9.0%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $7.4 million and accrued interest was $9,433 with interest rates of 4.6%-9.5%.

On October 6, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The line was not renewed as of October 5, 2026 and all amounts due have been repaid. The interest rate was equal to the SOFR plus 3.00% for Agency Loans and SOFR plus 3.50% plus 0.50% stepped up after curtailments with a floor of 3.75% for Non-QM/DSCR Loans. Beeline Loans was required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year, monthly interim unaudited financial statements within 30 days of the end of said month, and an officer’s certificate and production report within 30 days of the end of each month. Beeline Loans was also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of September 30, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans granted to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of September 30, 2026, the outstanding balance of the warehouse line of credit was $0.3 million and accrued interest was $312 with interest rates of 6.7%-11.2%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.6 million and accrued interest was $6,534 with an interest rate of 6.8%.

On October 7, 2025, Beeline Loans entered into an agreement with a different lender for a $5.0 million line of credit. The interest rate is equal to the greater of SOFR plus 3.00% or 6.00% for all agency, government and jumbo loans and the greater of SOFR plus 4.00% or 7.00% for all non-QM or second lien loans. Beeline Loans is required to provide the lender with annual audited financial statements within 90 days after the end of its respective fiscal year and monthly interim unaudited financial statements within 45 days of the end of said month, and a monthly compliance report with compliance certificate within 15 days of the end of each month. Beeline Loans is also subject to loan repurchase provisions as defined in the agreement and certain financial and non-financial covenants. As of September 30, 2026, Beeline Loans was in compliance with the covenants. Beeline Loans grants to the lender a security interest in and to all of Beeline Loans’ right, title, and interest in and to each mortgage loan in which the lender has acquired a warehouse interest. As of September 30, 2026, the outstanding balance of the warehouse line of credit was $1.1 million and accrued interest was $893 with interest rates of 5.8%-8.3%. As of December 31, 2025, the outstanding balance of the warehouse line of credit was $3.5 million and accrued interest was $10,625 with interest rates of 6.3%-7.5%.

Loans committed for funding, included in current liabilities on the consolidated balance sheets, represent loans that have closed as of the reporting date but have not yet been funded through the Company’s warehouse lines of credit. These loans are typically funded within the first few days of the subsequent reporting period. The related loans are included in mortgage loans held for sale, net, at fair value in the consolidated balance sheets. As of September 30, 2026 and December 31, 2025, loans committed for funding were $1.8 million and nil, respectively.

The Company has $16.0 million available for use under its warehouse lines of credit as of September 30, 2026.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

Interest expense on the warehouse lines of credit was $0.5 million and $0.2 million for the nine months ended September 30, 2026 and 2025, respectively.

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

As the rate implicit in each lease is not readily determinable, the Company uses its incremental borrowing rate of 10% based on information available at commencement to determine the present value of the lease payments. Right-of-use assets and lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. Leases with an initial term of 12 months or less (“short-term leases”) are not recorded on the balance sheet and are recognized on a straight-line basis over the lease term. As of September 30, 2026, the amount of right-of-use assets and lease liabilities were $0.2 million and $0.3 million, respectively. As of December 31, 2025, the amount of right-of-use assets and lease liabilities were $0.4 million and $0.5 million, respectively.

Lease expense for operating leases is recognized on a straight-line basis over the lease term. Aggregate lease expense for both the nine months ended September 30, 2026 and 2025 was $0.2 million and is included in general and administrative expenses in the consolidated statements of operations.

Maturities of lease liabilities as of September 30, 2026 were as follows:

(Dollars in thousands)	Operating Leases	Weighted-Average Remaining Term in Years
2026	$72
2027	181
2028	40
Total lease payments	293
Less imputed interest (based on 10.0% weighted-average discount rate)	(18)
Present value of lease liability	275	1.19
Less current portion	219
Lease liabilities, net of current portion	$56

14. STOCKHOLDERS’ EQUITY

Issuance of Common Stock

2026

In January 2026, the Company issued 100,000 shares of restricted common stock valued at $3.77 per share based on the 2025 grant date fair value to an employee, of which $0.4 million and $6,855 was recognized in 2025 and January 2026, respectively, under the Amended and Restated 2025 Equity Incentive Plan (the “2025 Plan”). In addition, in August 2026, the Company issued under the 2025 Plan 60,000 shares of restricted common stock valued at $3.77 per share based on the 2025 grant date fair value to certain members of the Board of Directors, of which $0.1 million was recognized in both 2025 and during 2026.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

During the nine months ended September 30, 2026, the Company issued 40,000 shares of restricted stock awards (“RSAs”) to the Company’s board of directors under the 2025 Plan subject to certain vesting requirements. The total value of these RSA grants was $0.1 million for the nine months ended September 30, 2026, see Note 15 – Stock-Based Compensation.

During the nine months ended September 30, 2026, the Company issued 5,000 shares of common stock upon the exercise of stock options issued under its 2025 Plan for proceeds of $4,600, see Note 15 – Stock-Based Compensation.

In June 2026, Mr. Liuzza, surrendered to the Company 70,454 shares of the Company’s common stock in lieu of repaying cash of $0.1 million. In August 2026, the Company issued 333,333 shares of common stock valued at $1.50 per share to Mr. Liuzza upon the conversion of a $0.5 million convertible note.

On June 30, 2026, the Company issued 211,679 shares of common stock valued at $1.22 per share to acquire its remaining outstanding ownership interest of 52.4% in MagicBlocks.

During the nine months ended September 30, 2026, the Company issued 15,957 shares of restricted common stock to certain members of the Board of Directors under the 2025 Plan with a value of $25,916 in lieu of cash for board fees and 20,000 restricted stock awards under the 2025 Plan were forfeited upon a member’s resignation from the board, see Note 15 – Stock-Based Compensation. In addition, the Company issued consulting firms 168,253 shares of restricted common stock with a value of $0.1 million.

During the nine months ended September 30, 2026, the Company issued 521,753 shares of common stock upon the exercise of 579,360 warrants related to the Company’s Series G Preferred Stock offering for proceeds of $0.2 million, including 169,080 shares of common stock issued under the cashless exercise provision upon the exercise of 226,687 warrants.

During the nine months ended September 30, 2026, the Company issued 1,594,877 shares of common stock for gross proceeds of $2.1 million pursuant to the At the Market Agreement.

During the nine months ended September 30, 2026, the Company issued a total of 1,581,030 shares of common stock as a result of various preferred stock conversions as noted below.

2025

On March 12, 2025, the Company implemented a 1-for-10 reverse stock split of its common stock. All share and per share data in these consolidated financial statements have been retrospectively adjusted to give effect to the stock split.

From June 26, 2025 through September 30, 2025, certain holders of the Notes converted $1.0 million of their Notes into 747,221 shares of common stock.

In June 2025, the Company issued 10,000 shares of common stock in satisfaction of the former CEO’s employment agreement which was recorded as stock issuable of $14,300 as of March 31, 2025.

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

During 2025, the Company issued a total of 7,273,382 shares of common stock as a result of various preferred stock conversions as noted below.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

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

On March 7, 2025, the Company entered into an Amended ELOC Agreement to reduce the maximum amount under the ELOC Agreement from $35 million to $10 million. On September 8, 2025, the Company again amended the ELOC Agreement to increase the commitment amount by $10 million, to maximum total sales of up to $20 million, and to remove minimum closing price conditions for effecting purchases under the ELOC Agreement. As a result, the Company may sell up to $12.5 million under the ELOC Agreement (after giving effect to prior sales) beginning after January 11, 2026. During the nine months ended September 30, 2026, the Company sold and issued a total of 2,441,610 shares of common stock for an aggregate purchase price of $3.5 million to the Purchaser. The Company recorded offering costs related to the ELOC Agreement of $0.1 million as of September 30, 2026. During the nine months ended September 30, 2025, the Company sold and issued a total of 5,694,523 shares of common stock for an aggregate purchase price of $7.5 million to the Purchaser. The Company recorded offering costs related to the ELOC of $0.5 million as of September 30, 2025.

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

September 30, 2026 and 2025

(unaudited)

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

The Series B accrues dividends at a rate of 6% per annum, payable annually on the last day of December of each year. Dividends shall accrue from day to day, whether or not declared, and shall be cumulative. Dividends are payable at the Company’s option either in cash or “in kind” in shares of common stock; provided, however that dividends may only be paid in cash following the fiscal year in which the Company has net income (as shown in its audited financial statements contained in its Annual Report on Form 10-K for such year) of at least $0.5 million. For “in-kind” dividends, holders will receive that number of shares of common stock equal to (i) the amount of the dividend payment due such stockholder divided by (ii) the volume weighted average price of the common stock for the 90 trading days immediately preceding a dividend date (“VWAP”). For both the nine months ended September 30, 2026 and 2025, the Company accrued $0.1 million of preferred dividends.

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

In conjunction with the Senior Secured Notes entered into on November 13, 2024, the Company entered in two side letters with two institutional investors to each convert $0.3 million of Series D Preferred Stock beginning on April 7, 2025 at a conversion price equal to the lower of $5.00 per share or the five-day VWAP price ending on April 7, 2025, but not less than $2.50 per share.

During the nine months ended September 30, 2025, 255,474 shares of Series D Preferred Stock were converted into 371,559 shares of common stock.

In January 2026, the Certificate of Designation was withdrawn for the Series D Preferred Stock.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

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

Issuance of Series F and F-1 Preferred Stock

The Merger that closed on October 7, 2024, was structured as an all-stock transaction. The stockholders of Beeline Financial received 69,482,229 preferred shares of Series F and 517,775 preferred shares of Series F-1. Each share of Series F and F-1 Preferred Stock has a stated value of $0.50 and is convertible into shares of the Company’s common stock pursuant to the terms and conditions set forth in a Certificate of Designation establishing Series F and F-1 Preferred Stock with an initial conversion price of $5.00 per share. Each share of Series F and F-1 Preferred Stock is convertible into common stock by a conversion ratio equal to the stated value of the Series F and F-1 Preferred Stock share divided by the Series F and F-1 Preferred Stock conversion price. The number of shares of common stock into which a holder may convert Series F and F-1 Preferred Stock is limited by a beneficial ownership limitation, which restricts the number of shares of the Company’s common stock that the holder and its affiliates may beneficially own after the conversion to 4.99%. That beneficial ownership limitation does not, however, apply to holders who are subject to Section 16 of the Exchange Act by virtue of being an executive officer or director of the Company which presently only applies to the Company’s CEO.

The Series F and F-1 Preferred Stock was valued at $48.2 million per the Merger. The conversion of Series F and F-1 Preferred Stock was approved at a special meeting of stockholders on March 7, 2025.

During the nine months ended September 30, 2026, investors converted 256,242 and 1,910 shares of Series F and F-1 Preferred Stock, respectively, into 25,815 shares of common stock. During the nine months ended September 30, 2025, 57,529,515 and 424,980 shares of Series F and F-1 Preferred Stock, respectively, were converted into 5,795,458 shares of common stock. No gain or loss was recognized as a result of these conversions for both the nine months ended September 30, 2026 and 2025.

On July 23, 2025, the Company entered into an agreement with a holder of and effected the exchange of 8,356,151 shares of Series F Preferred Stock and 68,951 shares of Series F-1 Preferred Stock of the Company in exchange for the issuance to the holder of 8,425,102 shares of Series A Preferred Stock.

In conjunction with the Senior Secured Notes entered into on November 13, 2024, the Company entered in a side letter which permitted an affiliate who invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock for a $0.4 million 120-day promissory note and has substantially identical terms to the Senior Secured Notes, except it is subordinated with respect to its security interest. This affiliate exchanged 896,667 shares of Series F Preferred Stock. Additional side letters permitted two investors to each receive 250,000 shares of Series F Preferred Stock. The net amount of these side letters was (396,667) shares.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

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

During the nine months ended September 30, 2025, the Company sold 6,417,159 shares of Series G Preferred Stock and five-year warrants to purchase a total of 320,862 shares of common stock for total gross proceeds of $3.3 million. The Company incurred offering costs of $6,270 related to the offering. In addition, in February 2025, the Company’s CEO converted his $0.7 million bridge loan into $0.7 million of units comprised of 1,372,549 shares of Series G Preferred Stock and five-year warrants to purchase a total of 68,628 shares of common stock.

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

During the nine months ended September 30, 2026, 235,293 shares of Series G Preferred Stock were converted into 71,859 shares of common stock. During the nine months ended September 30, 2025, 4,745,371 shares of Series G Preferred Stock were converted into 534,945 shares of common stock. No gain or loss was recognized as a result of these conversions for either the nine months ended September 30, 2026 or 2025.

In January 2025, the Company issued a consultant 245,098 shares of Series G Preferred Stock that were issuable as of December 31, 2024. In addition, in January 2025, the Company issued 19,698 shares of Series G Preferred Stock for legal services of $10,000.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

Warrants

During nine months ended September 30, 2026, 579,360 warrants were exercised for proceeds of $0.2 million related to Series G Preferred Stock and the Company issued 521,753 shares of common stock, including 169,080 shares of common stock issued under the cashless exercise provision upon the exercise of 226,687 warrants.

There were no new warrants issued during the nine months ended September 30, 2026. A summary of all Warrant share activity as of and for the nine months ended September 30, 2026 is presented below:

	Warrant Shares	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	315,056	4.6	$28.00	$1.0
Additions due to price protection adjustment	5,430,468	4.3	0.66	5.8
Issued with Series G Preferred Stock units sold	389,490	4.0	0.66	0.4
Granted	302,200	4.7	2.36	-
Exercised	(25,000)	-	(1.00)	-
Expired	(1,083)	-	(767.54)	-
Outstanding as of December 31, 2025	6,411,131	4.1	$1.76	$6.4
Exercised	(579,360)	-	(0.66)	(0.1)
Expired	(4,500)	-	-	-
Outstanding as of September 30, 2026	5,827,271	3.0	$1.41	$1.0

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

The estimated fair value of the deemed dividend relating to the price protection adjustment is computed as the fair value of the warrants with the reduced exercise price of $1.67 less the fair value of the warrants at the original exercise price of $6.50 as computed on the trigger date. The Black-Scholes option-pricing model used the assumptions below for the nine months ended September 30, 2025:

Volatility	100-139%
Risk-free interest rate	3.94% - 4.46%
Expected term (in years)	5.0
Expected dividend yield	-
Fair value of common stock	$0.66 - $8.60

Beeline Warrants

In the merger agreement, the Company agreed to assume 5,868 outstanding Beeline warrants with an exercise price of $231.20 per share. The Beeline warrants expired on October 1, 2026.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

15. STOCK-BASED COMPENSATION

On September 8, 2016, the Company adopted the 2016 Equity Incentive Plan (the “2016 Plan”). As of September 30, 2026, there were 29 options under the 2016 Plan. On February 6, 2025, the 2016 Plan was terminated and replaced with the 2025 Plan, and on August 1, 2025 the Board of Directors adopted the 2025 Plan.

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

Stock Options

A summary of all stock option activity as of and for nine months ended September 30, 2026 is presented below:

	# of Options	Weighted- Average Remaining Life (Years)	Weighted- Average Exercise Price	Aggregate Intrinsic Value (in millions)
Outstanding as of December 31, 2024	104	0.2	$304.34	$-
Options granted	1,552,000		0.94
Options forfeited from 2016 Plan	(75)		(304.39)
Outstanding as of December 31, 2025	1,552,029	9.4	$0.95	$1.2
Options granted	698,000		2.01
Options exercised	(5,000)		(0.92)
Options forfeited	(44,063)		(1.82)
Outstanding as of September 30, 2026	2,200,966	7.9	$1.26	$-
Exercisable as of September 30, 2026	1,283,800	7.0	$1.29	$-

As of September 30, 2026, there were 917,166 unvested options with an aggregate grant date fair value of $2.4 million. The unvested options will vest in accordance with the vesting schedule in each respective option agreement, which is two years from the grant date. The aggregate intrinsic value of unvested options as of September 30, 2026 was nil. During the nine months ended September 30, 2026, 815,771 options vested.

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

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

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

The following assumptions were used in the Black-Scholes valuation model for options granted during the nine months ended September 30, 2026:

Volatility	132-142%
Risk-free interest rate	3.63-4.21%
Expected term (in years)	5.2-5.4
Expected dividend yield	-
Exercise price of common stock	$1.21-2.85

There were no options issued for the nine months ended September 30, 2025.

The weighted-average grant-date fair value per share of stock options granted during the nine months ended September 30, 2026 was $1.85 per share. The aggregate grant date fair value of the 698,000 options granted during the nine months ended September 30, 2026 was $1.3 million.

For the nine months ended September 30, 2026, net compensation expense related to stock options was $2.4 million and included in compensation, commissions and benefits in the consolidated statements of operations. As of September 30, 2026 and December 31, 2025, the total compensation expense related to stock options not yet recognized was $4.4 million and $3.0 million, respectively, which is expected to be recognized over a weighted-average period of 0.5 years and 0.9 years, respectively.

Restricted Stock Awards

RSAs represent issued shares of common stock that vest based on continued service. Compensation cost is measured based on the grant-date fair value of the Company’s common stock and recognized over the vesting period. Unvested RSAs are subject to forfeiture and are not considered outstanding for earnings per share purposes until vested.

A summary of all RSA activity as of and for the nine months ended September 30, 2026 is presented below:

	# of RSAs	Weighted-Average Fair Value
Unvested as of December 31, 2024	-	$-
Granted	553,647	$3.58
Released	(260,482)	(3.76)
Unvested as of December 31, 2025	293,165	$3.42
Granted	55,957	$1.35
Released	(209,122)	(3.24)
Forfeited	(20,000)	(3.77)
Unvested as of September 30, 2026	120,000	$2.96

Stock-based compensation expense related to RSAs for the nine months ended September 30, 2026 was $0.4 million and included in general and administrative expenses in the consolidated statements of operations. The total value of RSA grants was $0.1 million for the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, total unrecognized compensation cost related to unvested RSAs was $0.3 million and $0.7 million, respectively, which is expected to be recognized over a weighted-average period of 0.2 years and 1.2 years, respectively, and included in additional paid-in capital on the consolidated balance sheets.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

There were no RSAs grants for the nine months ended September 30, 2025.

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

A summary of all RSU activity as of and for the nine months ended September 30, 2026 is presented below:

	# of RSUs	Weighted-Average Fair Value
Unvested as of December 31, 2024	-	$-
RSUs granted	190,000	3.48
Unvested as of December 31, 2025	190,000	$3.48
RSUs granted	180,000	1.06
RSUs released	(160,000)	(3.77)
Unvested as of September 30, 2026	210,000	$1.18

Stock-based compensation expense related to RSUs for the nine months ended September 30, 2026 of $0.3 million was included in general and administrative expenses and $6,855 was included in compensation, commissions and benefits in the consolidated statements of operations. The total value of RSU grants was $0.2 million for the nine months ended September 30, 2026. As of September 30, 2026 and December 31, 2025, total unrecognized compensation cost related to unvested RSUs was $0.3 million and $0.2 million, respectively.

There were no RSUs issued for the nine months ended September 30, 2025.

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

September 30, 2026 and 2025

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

September 30, 2026 and 2025

(unaudited)

The Company maintains dedicated staff on the legal and compliance team to ensure timely responses to regulatory examination requests and to investigate consumer complaints in accordance with regulatory regulations and expectations.

17. CONCENTRATIONS

The Company maintains cash balances with several regional banks. The deposits are insured by the Federal Deposit Insurance Corporation up to $250,000 per depositor per bank. At various times throughout the year, cash balances held within these accounts may exceed the maximum insured amounts. As of September 30, 2026, there were two accounts that exceeded the limit by $1.4 million. As of December 31, 2025, there were two accounts that exceeded the limit by $2.6 million.

The Company relies on three lenders for the warehouse lines it uses to fund the mortgage loans it makes to its customers, which is limited to a total maximum of $25.0 million, see Note 12 – Warehouse Lines of Credit and Note 21 – Subsequent Events.

The Company sold its mortgage loans to 12 and six investors for the nine months ended September 30, 2026 and 2025, respectively.

Escrows Payable

As a service to its clients, the Company administers escrow deposits representing undisbursed amounts received for payment of settlement and title services. Escrow deposits held by the Company was $2.2 million and $0.6 million as of September 30, 2026 and December 31, 2025, respectively. These amounts are not considered assets of the Company and, therefore, are excluded from the consolidated balance sheets. The Company remains contingently liable for the disposition of these deposits.

18. NET INCOME (LOSS) PER COMMON SHARE

Basic income (loss) per common share is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period, without considering any dilutive items. Potentially dilutive securities consist of the incremental common stock issuable upon the conversion or exercise of preferred stock, stock options, and warrants. Potentially dilutive securities are excluded from the computation if their effect is anti-dilutive. There were no anti-dilutive common shares included in the calculation of loss per common share for the nine months ended September 30, 2026 and 2025. For the nine months ended September 30, 2026, there were 8.6 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 0.4 million under preferred stock, 5.8 million under warrants, 2.2 million stock options and 0.2 million restricted stock units. For the nine months ended September 30, 2025, there were 10.3 million shares of common stock equivalents that were antidilutive due to the Company’s net loss, including 4.1 million under preferred stock, 6.2 million under warrants and de minimus stock options.

19. RELATED PARTY TRANSACTIONS

In June 2025, the Company partnered with TYTL, whereby TYTL finances certain residential real estate transactions funded through the sale of digital asset which is backed by real property. In these transactions, TYTL purchases equity from homeowners seeking liquidity, funding such purchases from the sale of the digital assets. The Company provides TYTL with certain services in connection with these transactions, specifically through providing access to its platform through BeelineEquity, and providing title and escrow services through Beeline Title Holdings in exchange for service fees. Other than providing its platform, and title and escrow services as noted above, the Company is not involved in any digital asset or other transactions of TYTL. During the nine months ended September 30, 2026, the Company recorded $0.1 million and $19,253 of revenue included in fractional equity revenues and title fees, respectively, in the consolidated statements of operations. As of September 30, 2026 and December 31, 2025, there was $37,701 and $16,100 included in accounts receivable, net – related party on the consolidated balance sheets, respectively.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

On January 1, 2026, the Company entered into a one-year Master Services Agreement with TYTL for $0.2 million whereby the Company provides certain agreed upon monthly consulting services. During the nine months ended September 30, 2026, the Company recorded $0.2 million of revenue, which is included in other revenues in the consolidated statements of operations.

On December 19, 2025, the Company advanced TYTL $0.4 million, included in due from affiliate on its consolidated balance sheets as of December 31, 2025. During the nine months ended September 30, 2026, the Company further advanced $0.1 million to TYTL and had received payment of $0.3 million. In July 2026, the Company received the final payment of $0.2 million. Mr. Liuzza personally guaranteed these advances to TYTL.

On July 28, 2026, the Company entered into a non-binding Letter of Intent (the “LOI”) with TYTL regarding a proposed business combination pursuant, structured as a merger, to which TYTL would merge with and into the Company in an all-stock transaction. The LOI is non-binding with respect to the proposed business combination, except for certain customary provisions, including exclusivity, confidentiality, and termination provisions. Under certain circumstances described in the LOI, a party may be required to pay a termination fee of $0.2 million or, under certain specified circumstances, TYTL may pay up to $0.5 million. Since Mr. Liuzza, the principal shareholder and Chief Executive Officer of the Company and is a principal shareholder of TYTL, the Company created a special committee of its Board of Directors, which is empowered to approve the proposed merger and make all decisions on behalf of the Company without further Board of Directors approval. See Note 21 – Subsequent Events for further information.

In June 2026, Mr. Liuzza surrendered to the Company 70,454 shares of the Company’s common stock in lieu of repaying cash of $0.1 million.

On August 12, 2026, Mr. Liuzza invested an additional $0.5 million in the Company through a convertible note, which automatically converted into 333,333 shares of the Company’s common stock on August 19, 2026 at $1.50 per share. See Note 14 – Stockholders’ Equity.

Prior to acquiring the remaining outstanding equity interest in MagicBlocks on June 30, 2026, Mr. Liuzza, individually, entered into an additional SAFE with MagicBlocks. In January 2025, Mr. Liuzza entered into a SAFE with MagicBlocks. In addition, Mr. Liuzza was a member of the board of directors and Mr. Moe was the Treasurer for MagicBlocks.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

In addition, MagicBlocks advanced the Company $0.1 million prior to acquiring the remaining interest on June 30, 2026, which was subsequently forgiven.

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

Jessica Kennedy, Beeline Financial’s Chief Operating Officer, owns a 5% interest in Tower Title, which is a vendor to certain subsidiaries of the Company. During the nine months ended September 30, 2026 and 2025, the Company earned title fees of $41,051 and $15,349, respectively, with Tower Title.

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

20. INDEBTEDNESS

2026 Convertible Note, Related Party

On August 12, 2026, Mr. Liuzza invested an additional $0.5 million in the Company through a convertible note, which automatically converted into 333,333 shares of the Company’s common stock on August 19, 2026 at $1.50 per share.

2026 Promissory Note

On July 31, 2026, the Company sold and issued to WVP Emerging Manager Onshore Fund LLC - C/M Capital Series (“WVP”) a promissory note in the principal amount of $0.4 million in exchange for a purchase price of $0.3 million, net of an original issue discount of $50,000. The note matured in 60 days and was extended to October 1, 2026. The note bore interest at a rate of 9% per annum. For the nine months ended September 30, 2026, the Company accrued interest of $5,338. The promissory note and accrued interest were repaid in October 2026.

2025 Notes Payable

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

On April 29, 2021, Beeline Financial and Beeline Loans entered into a term loan agreement with the Business Development Company of Rhode Island (“BDCRI”) for $0.3 million which was originally to mature on April 29, 2026 with an interest rate of 6.0%. The loan was amended in June 2024 to accelerate the maturity to June 21, 2024, and to change the personal guarantees from two guarantors to solely Beeline Financial’s CEO, as the guarantor. Beeline Financial made interest-only payments during 2024. On June 26, 2025, BDCRI agreed not to take action against the Company if the principal and any outstanding interest is paid by October 1, 2025. During September 2025, the principal balance and accrued interest was fully repaid.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

2025 Notes Payable-Related Parties

In February and March of 2025, Mr. Liuzza advanced the Company a total of $0.1 million which the Company used for working capital and general corporate purposes. In exchange for these advances, on April 25, 2025, the Board of Directors approved the advances as loans, and the Company issued Mr. Liuzza a promissory note which bears interest at a rate of 8% per annum and is payable on demand. On May 29, 2025, the note was amended to $0.4 million. During September 2025, the principal balance and accrued interest was fully repaid.

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

2025 Secured Credit Facilities

Purchase Agreement

On November 13, 2024, the Company sold $1.9 million in aggregate principal amount of Senior Secured Notes (the “Notes”) and pre-funded warrants to purchase a total of 36,360 shares of common stock for total net proceeds of $1.6 million in a private placement offering. As of December 31, 2025, they were fully amortized.

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

On May 12, 2025, the Company entered into an agreement with two Note holders to extend the maturity date to November 13, 2025. On June 26, 2025, the Company amended $0.5 million of the Notes by making them convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. These Notes were subsequently converted to common stock at the fair of common stock and therefore no gain or loss on the conversion, see Note 14 – Stockholders’ Equity. Additionally, these same lenders extinguished an extension fee of $0.1 million.

On May 14, 2025, the Company entered into an agreement with the two other Note holders to extend the maturity date of each Note to May 26, 2025 after the Company paid 50% of the outstanding principal balance of $0.5 million. In June 2025, the Company repaid the remaining the balance of $0.5 million.

Beeline Holdings, Inc.

Notes to Consolidated Financial Statements

September 30, 2026 and 2025

(unaudited)

The Company also entered in three forms of side letters in 2024 with the investors which (i) permitted one investor which along with an affiliate invested $0.4 million to exchange that amount of stated value of shares of Series F Preferred Stock (the “Series F”) for a $0.4 million 120-day promissory note to another affiliate, which note was issued immediately prior to the closing of the applicable offering and has substantially identical terms to the Notes issued therein, except it is subordinated with respect to its security interest, (ii) permitted two investors to convert Series D Preferred Stock beginning on April 7, 2025, see Note 14 – Stockholders’ Equity, and (iii) permitted two investors to receive a number of shares of Series F equal to 50% of their investment amount, or $0.1 million each, using the stated value of the Series F, which is $0.50 per share, to determine the number of shares of Series F. As of December 31, 2025, debt issuance costs related to the side letters were fully amortized.

On June 26, 2025, the Company amended the 120-day promissory note of $0.4 million by making it convertible into shares of the Company’s common stock at a conversion price of $1.32 per share. This note was subsequently converted to common stock, see Note 14 – Stockholders’ Equity.

Senior secured debentures

During 2024, Beeline Financial issued senior secured debentures of $3.6 million maturing September 5, 2025 with payments made in nine equal monthly installments of $0.4 million beginning January 2025. During September 2025, the principal balance and accrued interest was fully repaid. As of December 31, 2025, the debt discount was fully amortized.

21. SUBSEQUENT EVENTS

Warehouse Lines of Credit

In October 2026, one warehouse line of credit automatically renewed and one line was terminated. The Company has total warehouse lines of credit of $20.0 million with two lenders.

Stockholders’ Equity

Common Stock

Subsequent to September 30, 2026, the Company sold 222,991 shares for gross proceeds of $0.2 million in its registered at-the-market offering.

Warrants

On October 1, 2026, 5,868 outstanding Beeline warrants expired.

On October 30, 2026, Mr. Liuzza exercised 400,000 warrants related to Series G Preferred Stock and the Company issued 400,000 shares of common stock and received proceeds of $0.3 million.

Related Party Transactions

On October 30, 2026, Mr. Liuzza exercised 400,000 warrants, see above.

2026 Promissory Note

On October 1, 2026, the Company repaid the promissory note and accrued interest of $0.4 million to WVP.

TYTL Merger Agreement

As of November 11, 2026, the Company expects to shortly sign a Merger Agreement with TYTL. Execution is subject to resolving certain matters the Company believes are immaterial and resolvable. The execution is also subject to the Special Committee receiving a standard fairness opinion. The closing is subject to approval by a majority of the minority stockholders of the Company, which will generally exclude shares owned by the Company’s CEO, its Chief Financial Officer and one other director. Another key closing target is for TYTL to receive commitments and/or capital of at least $15 million to be able to fund purchases of equity with BeelineEQUITY. The Company’s CEO is a principal stockholder of TYTL and has agreed to execute a side letter where he will, upon closing, cancel and return to the Company one third of the shares he will receive and restrict another one third of his new shares he will receive subject to meeting the following market capitalizations. Approximately 16.67% of his shares will be restricted until the Company’s market capitalization is at least $100 million, and another approximately 16.66% of his shares will be restricted until the Company’s market capitalization is at least $200 million.

Item 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Cautionary Note Regarding Forward-Looking Statements

This Report contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, including statements regarding our expectations for prospective future growth, operating results and financial condition, potential future trends and developments within our industry and the U.S. economy generally, expectations and plans with respect to our products and services including the potential market for, timing, features, and demand for such products and services, our expectations and plans for our technology including following our acquisition and integration of the remaining outstanding equity interest in MagicBlocks, expectations regarding our ability to introduce new offerings and increase transaction volumes without a proportionate increase in certain operating costs, our planned acquisition of TYTL Corp. (“TYTL”) and the perceived or potential benefits of such a transaction if it closes, prospective future fractional sale of home real estate transactions, the plans and expectations for the Company’s operating-expense reduction plan and potential timing and quantities of cost savings that may result therefrom, and liquidity and sources of capital. Forward-looking statements are prefaced by words such as “anticipate,” “expect,” “plan,” “could,” “may,” “will,” “should,” “would,” “intend,” “seem,” “potential,” “appear,” “continue,” “future,” believe,” “estimate,” “forecast,” “project,” “designed,” and similar words. We have based these forward-looking statements largely on our current expectations and assumptions regarding events, conditions, and financial trends that may affect our future plans of operations, business strategy, results of operations, and financial position. Because forward-looking statements relate to the future, they are subject to inherent uncertainties, risks and changes in circumstances that are difficult to predict. We caution you, therefore, against relying on any of these forward-looking statements.

Our actual results may differ materially from those contemplated by the forward-looking statements for a variety of reasons, including, without limitation, the possibility that estimates, projections and assumptions on which the forward-looking statements are based prove to be incorrect, central bank interest rates and future interest rate changes, the risks arising from the impact of affordability, inflation, tariffs, the war in the Middle East, the deterioration of the labor market of the United States, a recession which may result on the Company’s business, prospective customers, and on the national and global economy, our need for additional capital to meet future goals and milestone targets, our ability to attract homeowners to our products and services, our ability to comply with applicable regulatory requirements and new regulations and developments that may arise including the potential for regulatory changes regarding digital assets, the impact of the 2026 U.S. elections on the stock market and digital assets, artificial intelligence, and other areas that impact and may in the future impact the Company’s business, the possibility that our expectations and perceived benefits with respect to our strategic transactions and efforts, including the proposed merger with TYTL if that transaction closes, prove to be incorrect, risks with respect to integrating acquired businesses, our ability to satisfy closing conditions and obtain required approvals including stockholder approval to close the transaction within a reasonable period of time or at all, and the ability of us and third parties on which we depend to comply with applicable regulatory requirements, the risk that software and technology infrastructure on which we depend fail to perform as designed or intended or result in the benefits for which they were adopted or invested in, and the Risk Factors contained in our Form 10-K for the year ended December 31, 2025 and prospectus supplement dated March 10, 2026. Any forward-looking statement made by us in this presentation speaks only as of the date on which it is made. Factors or events that could cause our actual results to differ may emerge from time to time, and it is not possible for us to predict all of them. We undertake no obligation to publicly update any forward-looking statement, whether as a result of new information, future developments or otherwise, except as may be required by law.

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

We primarily act as lender for our conventional loan originations, where we are responsible for underwriting. For Non-QM loans, we operate as a delegated lender (where we are responsible for the underwriting) and non-delegated lender (where we are not responsible for the underwriting). To a much lesser extent, we may act as a mortgage broker and a third-party wholesale lender is handling most fulfillment functions. We leverage our technology platform and industry expertise to provide an alternative to traditional, more manual mortgage origination processes for residential properties in the United States.

On July 28, 2026, we entered into a non-binding letter of intent with TYTL regarding a proposed business combination pursuant to which TYTL would merge with and into the Company in an all-stock transaction. As of November 11, 2026, we expect to sign the Merger Agreement in the very near term. The execution is subject to the Special Committee receiving a standard fairness opinion. The closing is subject to approval by a majority of the minority stockholders of the Company, which will generally exclude shares owned by the Company’s CEO, its Chief Financial Officer and one other director. Another key closing target is for TYTL to receive commitments and/or capital of at least $15 million to be able to fund purchases of equity with BeelineEQUITY.

The proposed transaction is intended to combine our digital mortgage, lending, and title platform with TYTL’s blockchain-based real estate digital asset platform. It is expected that the combined company will pursue the development and commercialization of products designed to facilitate institutional participation in residential real estate through blockchain-enabled infrastructure while integrating mortgage lending, including non-QM mortgage products, title, and settlement processes. The parties also intend to continue the development of TYTL’s home equity product, which is designed to utilize a Regulation D-compliant security structure together with blockchain technology and recorded real property interests.

As digital asset adoption accelerates and becomes regulated by federal and state governments, we are positioning ourselves as a leader in this fast-moving ecosystem, offering trusted infrastructure to help lenders scale into a future where digital assets and compliance go hand-in-hand. Through our technology platform, we offer a fractional equity product in collaboration with our related party partner, whereby TYTL will manage an independently owned special-purpose vehicle (“SPV”), not yet formed, by an outside fund or sponsor that would hold a pooled portfolio of deed-recorded fractional residential real estate interests. TYTL will mint blockchain-based digital assets that it has developed, which are expected to represent ownership interests in the SPV with exposure to its property portfolio. We provide TYTL access to our platform through our subsidiary, BeelineEquity, and provide title and escrow services through Beeline Title Holdings. Other than providing our technology platform and title and escrow services, we are not involved in any digital asset or other transactions of TYTL.

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

Factors Affecting Our Performance

Interest Rate Sensitivity

Changes in interest rates continue to significantly affect mortgage origination volumes, borrower demand, and the overall mortgage lending environment. Lower interest rates generally stimulate refinancing activity and may increase purchase mortgage demand, while higher interest rates tend to reduce refinancing activity and negatively affect housing affordability. Refinancing volumes are particularly sensitive to changes in mortgage interest rates, as borrowers evaluate the potential savings associated with refinancing existing mortgage obligations.

During the nine months ended September 30, 2026, mortgage interest rates remained elevated and experienced periods of volatility, reflecting ongoing inflationary pressures, economic conditions, and uncertainty regarding monetary policy. According to Freddie Mac, the average 30-year fixed mortgage rate was 7.03% as of September 24, 2026, compared with 6.30% during the corresponding period in 2025. These conditions continued to constrain refinancing activity and influence consumer borrowing decisions.

We are exposed to interest rate risk through our mortgage lending activities. Increases in interest rates generally reduce the fair value of our loans held for sale (“LHFS”) and may affect the fair value of our interest rate lock commitments (“IRLCs”), depending on the contractual terms and related hedging positions. Conversely, declining interest rates generally increase the fair value of fixed-rate LHFS, while the impact on IRLCs depends on their characteristics. We utilize IRLCs in connection with our mortgage origination activities and manage our exposure to interest rate movements between loan commitment, funding, and sale.

Our operating results are expected to remain sensitive to interest rate fluctuations and broader macroeconomic conditions. As we continue to scale our operations and increase funded loan volumes, changes in interest rates, origination activity, loan pricing, and secondary market conditions may contribute to fluctuations in revenues, profitability, and cash flows, including the potential for continued net losses.

Market and Economic Conditions

The mortgage lending industry continues to be influenced by broader economic conditions, including inflation, employment levels, consumer confidence, housing affordability, and monetary policy. During the nine months ended September 30, 2026, elevated mortgage interest rates and economic uncertainty continued to affect borrower demand and mortgage origination activity.

Purchase mortgage originations are influenced by housing inventory, home prices, household formation, and seasonal trends, with transaction volumes generally increasing during the spring and summer months. Refinancing activity remains primarily dependent on prevailing mortgage rates relative to borrowers’ existing mortgage obligations.

Although consumer demand for housing and credit has continued, affordability constraints and higher borrowing costs have caused some prospective borrowers to delay home purchases or refinancing decisions. In addition, volatility in capital markets and changes in investor demand for mortgage loans may affect secondary market pricing, loan sale execution, and gain-on-sale margins.

These factors may result in fluctuations in our origination volumes, revenues, and operating results from period to period. We continue to monitor market conditions and evaluate opportunities to improve operating efficiencies, manage costs, and respond to changes in borrower demand.

Housing Supply and Demand

Housing inventory levels, home prices, and affordability remain significant factors influencing mortgage purchase activity. During the nine months ended September 30, 2026, the residential housing market continued to experience affordability challenges resulting from elevated mortgage interest rates and home prices, although inventory conditions improved in certain markets.

Limited housing inventory and the reluctance of existing homeowners to sell properties financed with mortgage rates below prevailing market rates have continued to constrain housing turnover. This interest rate lock-in effect has reduced the availability of existing homes for sale and contributed to affordability pressures for prospective homebuyers.

While increases in available housing inventory may support purchase activity over time, higher financing costs, construction expenses, and economic uncertainty may continue to limit housing market growth. New residential construction and improvements in housing supply could provide additional opportunities for mortgage origination activity; however, the timing and extent of any recovery remain uncertain.

We expect housing supply, affordability, and demographic trends to remain important drivers of purchase mortgage demand and our future operating performance.

Adoption of Digital Lending Solutions

The mortgage lending industry continues to evolve as consumers increasingly seek digital, convenient, and transparent financing solutions. Technology-enabled lending platforms offer opportunities to simplify the mortgage application and approval process, reduce documentation requirements, improve communication, and shorten transaction timelines.

During the nine months ended September 30, 2026, digital capabilities remained an important competitive consideration as mortgage lenders sought to improve operational efficiency and customer experience in a challenging origination environment. Consumers increasingly expect online application capabilities, electronic document submission, automated communications, and greater visibility into the status of their financing transactions.

Our growth depends, in part, on our ability to provide an efficient and competitive digital lending experience. Our platform is designed to streamline mortgage origination processes, improve accessibility, and reduce friction associated with traditional lending methods.

In addition, financial institutions, real estate professionals, and other participants in the homeownership ecosystem continue to evaluate technology-enabled solutions to improve productivity and customer engagement. We believe these developments may create opportunities for digital lending platforms and related services, although competition and evolving consumer expectations may require continued investment in technology and platform capabilities.

Technology and Product Expansion

We continue to invest in technology and platform development to automate and streamline mortgage origination activities, enhance operational efficiency, improve processing accuracy, and reduce the cost of originating and servicing customer relationships.

Our technology initiatives are intended to improve workflow automation, data integration, underwriting support, document processing, and communication among borrowers, lending professionals, and third-party service providers. We also continue to evaluate the use of advanced analytics and artificial intelligence-enabled tools to improve efficiency and support decision-making, subject to applicable regulatory, data privacy, and operational requirements.

Our platform is designed to support the integration of additional lending products, services, and strategic partners as our business expands. We believe that leveraging our existing technology infrastructure may enable us to introduce new offerings and increase transaction volumes without a proportionate increase in certain operating costs. However, continued investment may be required to support product development, regulatory compliance, cybersecurity, and platform scalability.

We also intend to evaluate opportunities to expand our home financing product offerings to address a broader range of consumer needs, including purchase mortgages, refinancing, and home equity financing solutions. These initiatives are intended to diversify revenue opportunities, improve customer engagement, and strengthen our competitive position.

The timing, costs, and success of these initiatives remain subject to market conditions, customer adoption, regulatory requirements, and our ability to execute our growth strategy.

Customer Acquisition and Growth

Our ability to achieve sustainable growth depends on attracting and retaining customers while maintaining an efficient customer acquisition cost structure. Customer acquisition is influenced by mortgage market conditions, consumer demand, competitive pricing, brand recognition, referral relationships, and the effectiveness of our marketing and distribution channels.

During the nine months ended September 30, 2026, elevated mortgage interest rates and affordability challenges continued to create a competitive environment for mortgage originators. Reduced refinancing opportunities and constrained purchase activity may increase competition for qualified borrowers and place pressure on customer acquisition costs and loan origination margins.

We continue to focus on improving the effectiveness of our digital marketing strategies, enhancing customer conversion rates, developing referral and strategic partner relationships, and leveraging technology to improve the customer experience.

Our ability to scale operations efficiently will depend, in part, on increasing funded loan volumes while managing marketing expenditures, personnel costs, technology investments, and other operating expenses. If customer acquisition efforts become less effective due to market conditions, increased competition, changes in digital advertising platforms, or reduced visibility through lead generation channels, we may be required to increase marketing expenditures or adjust our acquisition strategies.

We expect customer acquisition efficiency, borrower conversion rates, and operating leverage to remain important factors affecting our future revenues, profitability, and overall financial performance.

Recent Developments

Inflation remained above the Federal Reserve’s long-term objective during the third quarter of 2026, and price pressures strengthened toward quarter-end. The Consumer Price Index for All Urban Consumers increased 3.7% over the 12 months ended September 2026. Energy prices rose 5.2% in September and were 20.4% higher than a year earlier, while the index for all items less food and energy increased 2.6% over the year. Shelter costs also continued to rise, with the shelter index up 3.2% over the prior 12 months. Although core inflation remained below headline inflation, the recent increase in energy prices and ongoing shelter and services costs indicate that the path toward the Federal Reserve’s 2% objective remains uncertain.

The Company’s results may be affected by changes in energy prices, tariffs and other trade measures, supply-chain conditions, and geopolitical developments, including developments in the Middle East. These factors may influence inflation expectations, consumer confidence, the cost of goods and services, and financial-market volatility. Changes in trade policy or further disruption to energy markets could increase input costs and place renewed upward pressure on inflation. Conversely, a sustained moderation in these pressures could support lower interest rates and improved housing activity. The timing, extent and duration of these effects cannot be predicted, and the effects may vary across the Company’s products and borrower segments.

Housing affordability remained constrained by elevated home prices, limited inventory in many markets, and mortgage rates substantially above levels prevailing before the recent tightening in financial conditions. These conditions have continued to weigh on home-purchase and refinance activity. They may also affect borrower qualification, purchase timing, loan size and the mix of products sought by customers. The Company believes that persistent housing supply constraints and continued residential construction could contribute to improved inventory over time; however, the timing and degree of any improvement are uncertain. Changes in home prices, household income, employment conditions and consumer confidence may also affect demand for the Company’s mortgage and home-equity products.

Mortgage interest rates rose during the third quarter. The average 30-year fixed mortgage rate reported by Freddie Mac increased from 6.49% on June 25, 2026 to 7.03% on September 24, 2026, its highest level since early 2025. Rates remained volatile after quarter-end: Freddie Mac reported a weekly average of 7.24% as of October 29, 2026, compared with 6.17% a year earlier. The late-October decline from the month’s higher readings provided some relief to prospective borrowers, but rates remained elevated and continued to constrain affordability. Mortgage rates are influenced by Treasury yields, mortgage-backed securities pricing, inflation expectations, investor demand and other market factors, and may not move in tandem with the Federal Reserve’s policy rate.

On October 28, 2026, the Federal Open Market Committee maintained the target range for the federal funds rate at 3.75% to 4.00%. The Committee stated that economic activity was expanding at a strong pace and that inflation remained elevated, while uncertainty, including from geopolitical developments, remained high. The Federal Reserve’s policy decisions and communications may affect short-term borrowing costs and expectations for longer-term rates, but they do not directly determine the mortgage rates available to borrowers. The Company therefore cannot predict whether future policy actions will reduce mortgage rates or improve mortgage origination volumes. Persistent inflation, increases in Treasury yields or further volatility in capital markets could continue to pressure borrower demand and the Company’s production mix.

During the third quarter, the Company continued to focus on higher-margin non-QM products, including bank statement and debt service coverage ratio loans, and on technology intended to improve loan pricing, customer acquisition and operating efficiency.

On October 20, 2026, the Company announced an additional operating-expense reduction plan targeting approximately $0.3 million of monthly savings, or $3.0 million on an annualized basis, incremental to cost reductions implemented earlier in 2026. The plan includes workforce reductions, infrastructure consolidation and elimination of legacy overhead. In addition, as part of the estimated savings, certain employees deferred a portion of their compensation until February 1, 2027. The Company estimated that it would incur approximately $0.3 million of one-time transition costs through December 1, 2026, after which it expects the full monthly savings to be realized. These amounts represent management’s estimates; the timing and amount of savings and transition costs may differ from expectations. The Company expects that the actions, together with its investment in automation and higher-value products, will reduce its fixed-cost structure and improve operating leverage.

The Company continued to advance its proposed all-stock business combination with TYTL following the non-binding LOI entered into on July 28, 2026. Management believes the merger is days away from definitive agreements being signed subject to shareholder approval and closing conditions. Of the anticipated nine million merger shares that the Company’s CEO will receive, he will cancel one third of those shares, assuming closing, to support Company’s capital-raising initiatives, potentially reducing dilution to existing shareholders. Another third will be restricted until achieving Company market capitalization milestones between $100 million and $200 million, with the remaining third issued at closing and subject to lockup restrictions. The proposed transaction would combine the Company’s mortgage origination, title and settlement operations with TYTL’s residential-equity platform. The terms, timing and completion of the transaction are uncertain, and the parties may not enter into definitive agreements or complete the proposed transaction.

Results of Operations

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations or cash flows. The operating results of Nimble Title Holdings, LLC and its subsidiaries, and Bridgetown Spirits Corp. have been classified as discontinued operations during the nine months ended September 30, 2025.

Three and Nine Months Ended September 30, 2026 Compared to the Three and Nine Months Ended September 30, 2025

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Revenues
Gain on sale of loans, net	$2,053	$1,671	$5,650	$3,598
Loan origination fees	492	302	1,268	638
Interest income (expense)
Interest income	172	90	509	232
Interest expense	(174)	(112)	(523)	(241)
Interest income (expense), net	(2)	(22)	(14)	(9)
Title fees (includes related party fees of $2 and $0 for the three months ended September 30, 2026 and 2025, respectively, and $19 and $12 for the nine months ended September 30, 2026 and 2025, respectively)	380	374	1,167	1,012
Fractional equity revenues, related party	20	-	78	-
Other revenues (includes related party fees of $50 and $150 for the three and nine months ended September 30, 2026, respectively)	71	2	186	12
Total net revenues	3,014	2,327	8,335	5,251

Operating Expenses
Compensation, commissions and benefits	2,881	1,994	8,935	6,221
General and administrative expenses	1,270	871	4,385	4,108
Depreciation and amortization	845	831	2,466	2,487
Marketing and advertising	993	687	3,163	1,999
Other operating expenses	799	800	2,817	1,942
Total operating expenses	6,788	5,183	21,766	16,757
Loss from operations	(3,774)	(2,856)	(13,431)	(11,506)
Other income (expense), net
Interest income	2	4	15	5
Interest expense	(55)	(69)	(55)	(2,346)
Gain (loss) on extinguishment of debt	17	(684)	17	(610)
Change in equity method investment	-	-	(148)	129
Gain on remeasurement of previously held equity interest	-	-	480	-
Other income, net	-	4	-	18
Total other income (expense), net	(36)	(745)	309	(2,804)
Net loss from continuing operations	$(3,810)	$(3,601)	$(13,122)	$(14,310)

Net Revenues

Gain on sale of loans, net increased $0.4 million, or 24%, to $2.1 million for the three months ended September 30, 2026 compared to $1.7 million for the three months ended September 30, 2025, and increased $2.1 million, or 58%, to $5.7 million for the nine months ended September 30, 2026 compared to $3.6 million for the nine months ended September 30, 2025. Both periods were driven by increased loan originations and loan pricing.

Loan origination fees increased $0.2 million, or 67%, to $0.5 million for the three months ended September 30, 2026 compared to $0.3 million for the three months ended September 30, 2025, and increased $0.7 million, or 117%, to $1.3 million for the nine months ended September 30, 2026 compared to $0.6 million for the nine months ended September 30, 2025, driven by increased loan originations. The quantity of loan originations increased by 26, or 11%, to 268 for the three months ended September 30, 2026 compared to 242 for the three months ended September 30, 2025, and increased by 239, or 43%, to 796 for the nine months ended September 30, 2026 compared to 557 for the nine months ended September 30, 2025.

Title fees were flat for the three months ended September 30, 2026 and 2025. Title fees increased $0.2 million, or 20%, to $1.2 million for the nine months ended September 30, 2026 compared to $1.0 million for the nine months ended September 30, 2025 primarily driven by increased settlement fees during the nine months ended September 30, 2026.

Operating Expenses

Compensation, commissions and benefits increased $0.9 million, or 45%, to $2.9 million for the three months ended September 30, 2026 compared to $2.0 million for the three months ended September 30, 2025, and increased $2.7 million, or 44%, to $8.9 million for the nine months ended September 30, 2026 compared to $6.2 million for the nine months ended September 30, 2025. Both periods of 2026 were primarily driven by increased employee stock compensation expense of $0.9 million for the three months and $2.3 million for the nine months, and related to our 2025 Equity Incentive Plan, which was adopted in October of 2025.

General and administrative expenses increased $0.4 million, or 44%, to $1.3 million for the three months ended September 30, 2026 compared to $0.9 million for the three months ended September 30, 2025, and increased $0.3 million, or 7%, to $4.4 million for the nine months ended September 30, 2026 compared to $4.1 million for the nine months ended September 30, 2025. Both periods were primarily driven by increased vendor and Board of Directors stock compensation expense related to our 2025 Equity Incentive Plan, which was adopted in October of 2025.

Depreciation and amortization was $0.8 million for both the three months ended September 30, 2026 and 2025, and $2.5 million for both the nine months ended September 30, 2026 and 2025.

Marketing and advertising increased $0.3 million, or 43%, to $1.0 million for the three months ended September 30, 2026 compared to $0.7 million for the three months ended September 30, 2025, and increased $1.2 million, or 60%, to $3.2 million for the nine months ended September 30, 2026 compared to $2.0 million for the nine months ended September 30, 2025. Both periods were primarily due to increased leads reflective of higher loan originations.

Other operating expenses were flat for both the three months ended September 30, 2026 and 2025, and increased $0.9 million, or 47%, to $2.8 million for the nine months ended September 30, 2026 compared to $1.9 million for the nine months ended September 30, 2025. The increase for the nine months ended September 30, 2026 was primarily due to increased fees charged by investors of our loans, which is directly related to higher loan originations, and increased software service fees. As disclosed above under “Recent Developments” the Company recently adopted an operating-expenses reduction plan which, subject to various factors beyond the Company’s control, is intended to reduce costs by approximately $0.3 million per month.

Other Income (Expense)

Interest expense, exclusive of the warehouse line of credit, was $0.1 million for both the three and nine months ended September 30, 2026 related to interest on debt and the amortization of debt. Interest expense, exclusive of the warehouse line of credit, was $0.1 million and $2.3 million for the three and nine months ended September 30, 2025 related to interest on debt and the amortization of debt and warrant related expenses, respectively.

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

The following table presents a reconciliation of net loss to adjusted EBITDA for the three and nine months ended September 30, 2026 and 2025 (unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
(Dollars in thousands)	2026	2025	2026	2025
Net loss	$(3,810)	$(3,962)	$(13,122)	$(15,029)
Interest expense	55	69	55	2,346
Depreciation and amortization	845	831	2,466	2,487
Stock-based compensation expense	1,089	-	3,129	130
Non-recurring expenses (1)	63	-	571	321
Gain on remeasurement of previously held equity interest	-	-	(480)	-
Net loss from discontinued operations	-	361	-	719
Adjusted EBITDA	$(1,758)	$(2,701)	$(7,381)	$(9,026)

(1)	For the three and nine months ended September 30, 2026, non-recurring expenses included costs related to the class action complaint. For the nine months ended September 30, 2025, non-recurring expenses included merger costs related to the shareholder meeting on March 7, 2025 to approve the name changing to Beeline Holdings, Inc. and to approve the Series F and F-1 Preferred Stock (shares received in the merger) to convert to common shares, as well as costs related to the Nasdaq initial listing.

Capital Resources and Liquidity

Statements of Cash Flows

Net cash used in operating activities of continuing operations decreased from $12.1 million for the nine months ended September 30, 2025 to $1.6 million for the nine months ended September 30, 2026 primarily due to increased origination volume related to the availability of $25 million in our warehouse lines of credit.

For the nine months ended September 30, 2026, net cash used in investing activities of continuing operations was $0.2 million related to internal-use software development costs. For the nine months ended September 30, 2025, net cash used in investing activities of continuing operations was $0.5 million related to internal-use software development costs and the investment in SAFEs.

For the nine months ended September 30, 2026, net cash provided by financing activities of continuing operations was $0.8 million from $5.6 million raised from equity transactions and $0.8 million from proceeds from notes payable, offset by net repayments under the warehouse lines of credit of $5.6 million related to adding two warehouse lines of credit of $5.0 million each in October 2025. For the nine months ended September 30, 2025, net cash provided by financing activities of continuing operations was $13.0 million primarily from $17.0 million raised from equity transactions and borrowings of $2.3 million from the warehouse line, offset by $7.3 million of debt principal.

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

Liquidity. Our primary sources of liquidity consist of cash and cash equivalents and equity offerings. Cash generation may fluctuate due to various factors, including seasonality, timing of loan originations and repayments, market conditions, and our ability to execute strategic asset sales or dispositions. As of November 2, 2026, the Company had approximately $1.4 million in cash as described below.

For the nine months ended September 30, 2026, we sold 2,441,610 shares of common stock for gross proceeds of $3.5 million under the ELOC Agreement.

During nine months ended September 30, 2026, we sold 1,594,877 shares for gross proceeds of $2.1 million under an at the market offering. Subsequent to September 30, 2026, we further sold 222,991 shares of common stock for gross proceeds of $0.2 million.

On October 30, 2026, Mr. Liuzza exercised 400,000 warrants related to Series G Preferred Stock and we issued 400,000 shares of common stock and received proceeds of $0.3 million.

With respect to forecasting our cash requirements over the next 12 months, we would need to raise approximately $6 million, which may fluctuate based on operational performance. The availability of additional financing will be largely dependent on our common stock price and liquidity as we utilize our ELOC and ATM Agreements as well as on our operating success, including improved margins as well as operational improvements, which will be necessary to attract investors. However, there can be no assurance that we will be successful in securing the necessary capital on favorable terms, or at all. We have no material off-balance sheet arrangements as of the date of this Report.

Critical Accounting Policies and Estimates

Critical accounting policies and practices are those that are both most important to the portrayal of the Company’s financial condition and results, and require management’s most difficult, subjective, or complex judgments, often as a result of the need to make estimates about the effects of matters that are inherently uncertain. The critical accounting policies and practices used by the Company in the consolidated financial statements for the nine months ended September 30, 2026 relate to the policies and practices the Company uses to account for:

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

Other Revenues

The Company receives a consulting fee related to certain agreed upon services provided to TYTL, a related party. Revenue is recognized on a monthly basis as the services are performed. Other revenues also include fees received from a marketing partner and software subscription fees.

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

ITEM 4 – CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (“Exchange Act”) that are designed to provide reasonable assurances that the information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC rules and forms and that such information is accumulated and communicated to management, including the Chief Executive Officer and the Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosures. See also Part II, Item 9A – Controls and Procedures contained in our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.

We conducted an evaluation (pursuant to Rule 13a-15(b) of the Exchange Act)), under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e)) as of the end of the period covered by this report. Based on the evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that these disclosure controls and procedures were not effective as of September 30, 2026.

There were no changes in internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the quarter ended September 30, 2026, that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5 – OTHER INFORMATION

During the quarter ended September 30, 2026, no director or officer adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement, as each term is defined in Item 408(a) of Regulation S-K.

ITEM 6 – EXHIBITS

Exhibit No.	Description

3.1	Amended and Restated Articles of Incorporation of the Company, as presently in effect, filed as Exhibit 3.1 to the Registration Statement on Form S-1 filed on November 13, 2011 (File No. 333-177918) and incorporated by reference herein.
3.2	Articles of Merger, filed as Exhibit 3.1 to the Registrant’s Current Report on Form 8-K dated November 19, 2014 and filed on November 25, 2014 and incorporated by reference herein.
3.3	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated October 6, 2016 and filed on October 11, 2016 and incorporated by reference herein.
3.4	Certificate of Change, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K dated June 14, 2017 and filed on June 15, 2017 and incorporated by reference herein.
3.5	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Company’s Current Report on Form 8-K/A filed on August 31, 2021 and incorporated by reference herein.
3.6	Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.

3.6(a)	Certificate of Amendment to Certificate of Designations, Preferences and Rights of the Series A Convertible Redeemable Preferred Stock, filed as Exhibit 4.1 to the Company’s Current Report on Form 8-K filed on January 30, 2026 and incorporated herein by reference.
3.7	Certificate of Amendment to Designation of Series B Preferred Stock, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on October 25, 2021 and incorporated herein by reference.
3.8	Certificate of Change Pursuant to NRS 78.209 – filed May 3, 2023, filed as an Exhibit to the Company’s Current Report on Form 8-K filed on May 9, 2023 and incorporated herein by reference.
3.9	Certificate of Designation of Series C Preferred Stock, filed as Exhibit 3-a to the Company’s Current Report on Form 8-K filed on September 29, 2023 and incorporated herein by reference.
3.10	Certificate of Amendment of Articles of Incorporation - filed on January 2, 2024, filed as Exhibit 3-a to the Company’s Current Report on Form 8-K filed on January 4, 2024 and incorporated herein by reference.
3.11	Certificate of Designation of Series F Preferred Stock, filed as Exhibit 3-c to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference.
3.11(a)	Certificate of Correction for Series F Convertible Preferred Stock, filed as Exhibit 3(b) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.12	Certificate of Designation of Series F-1 Preferred Stock, filed as Exhibit 3-d to the Current Report on Form 8-K filed on October 7, 2024 and incorporated herein by reference.
3.12(a)	Certificate of Correction for Series F-1 Convertible Preferred Stock, filed as Exhibit 3(c) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13	Certificate of Designation of Series G Convertible Preferred Stock, filed as Exhibit 3(a)(1) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13(a)	Certificate of Correction for Series G Convertible Preferred Stock, filed as Exhibit 3(a)(2) to the Current Report on Form 8-K filed on December 3, 2024 and incorporated herein by reference.
3.13(b)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on January 21, 2025 and incorporated herein by reference.
3.13(c)	Certificate of Amendment to Series G Convertible Preferred Stock, filed as Exhibit 3(a)(3) to the Current Report on Form 8-K filed on March 5, 2025 and incorporated herein by reference.
3.13(d)	Second Certificate of Amendment of Series G Preferred Stock, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated herein by reference.
3.14	Certificate of Amendment of Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on January 30, 2025 and incorporated herein by reference.
3.15	Certificate of Amendment to the Amended and Restated Articles of Incorporation, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on March 13, 2025 and incorporated herein by reference.
3.16	Amended and Restated Bylaws of the Registrant, filed as Exhibit 3.1 to the Current Report on Form 8-K filed on December 30, 2025 and incorporated by reference herein.
4.1	Form of Placement Agent Warrant, filed as Exhibit 4.1 to the Current Report on From 8-K filed on November 12, 2025 and incorporated herein by reference.
10.1	ELOC Side Letter, filed as Exhibit 10.25 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.2	Termination Agreement, filed as Exhibit 10.26 to the Registration Statement on Form S-1/A filed on January 3, 2025 and incorporated by reference herein.
10.3	Amended and Restated Common Stock Purchase Agreement (ELOC), filed as Exhibit 10.1 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.4	Amended and Restated Registration Rights Agreement (ELOC), filed as Exhibit 10.2 to the Current Report on Form 8-K filed on March 10, 2025 and incorporated by reference herein.
10.5	Letter Agreement for Amendment of Liuzza Warrants filed as Exhibit 10.1 to the Current Report on Form 8-K filed on April 30, 2025 and incorporated by reference herein.
10.6	Debt Satisfaction Agreement dated July 25, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.
10.7	Senior Secured Original Issue Discount Promissory Note and Security Agreement dated July 25, 2025, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on July 29, 2025 and incorporated herein by reference.

10.8	Form of Restricted Stock Agreement, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.9	Form of Restricted Stock Unit Agreement, filed as Exhibit 10.2 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.10	Form of Option Agreement, filed as Exhibit 10.3 to the Company’s Current Report on Form 8-K dated October 8, 2025 and incorporated herein by reference.
10.11	Letter Agreement dated September 8, 2025, filed as Exhibit 10.40 to the Company’s Registration Statement on Form S-1 dated October 21, 2025 and incorporated herein by reference.
10.12	Letter Agreement dated October 22, 2025, filed as Exhibit 10.1 to the Company’s Current Report on Form 8-K dated October 28, 2025 and incorporated herein by reference.
10.13	Form of Securities Purchase Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on November 12, 2025 and incorporated by reference herein.
10.14	Form of Placement Agency Agreement, filed as Exhibit 10.2 to the Current Report on Form 8-K filed on November 12, 2025 and incorporated by reference herein.
10.15	Form of Letter Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on January 30, 2026 and incorporated by reference herein.
10.16 #	Amended and Restated 2025 Equity Incentive Plan, filed as Exhibit 10.5 to the Quarterly Report on Form 10-Q filed on November 13, 2025 and incorporated herein by reference.
10.17	Form of Securities Exchange Agreement, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on July 2, 2026 and incorporated by reference herein.
10.18	Letter of Intent, filed as Exhibit 10.1 to the Current Report on Form 8-K filed on August 3, 2026 and incorporated by reference herein.
10.19	Promissory Note dated July 31, 2026, filed as Exhibit 10.19 to the Quarterly Report on Form 10-Q filed on August 14, 2026 and incorporated herein by reference.
10.20	Convertible Promissory Note dated August 12, 2026, filed as Exhibit 10.20 to the Quarterly Report on Form 10-Q filed on August 14, 2026 and incorporated herein by reference.
31.1 *	Certification of Chief Executive Officer pursuant to Rule 13a-14(a).
31.2 *	Certification of Chief Financial Officer pursuant to Rule 13a-14(a).
32.1 **	Certification of Chief Executive Office pursuant to 18 U.S.C. Section 1350.
32.2 **	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350.
101.INS	Inline XBRL Instance Document
101.SCH	Inline XBRL Taxonomy Schema Linkbase Document
101.CAL	Inline XBRL Taxonomy Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*	Filed herewith.
**	This exhibit is being furnished rather than filed and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K.
#	Indicates management compensatory plan, contract or agreement.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BEELINE HOLDINGS, INC.

Date: November 12, 2026	By:	/s/ Nicholas R. Liuzza, Jr.
Nicholas R. Liuzza, Jr.
Chief Executive Officer

Date: November 12, 2026	By:	/s/ Christopher R. Moe
Christopher R. Moe
Chief Financial Officer
(Principal Financial Officer)

Date: November 12, 2026	By:	/s/ Tiffany Milton
Tiffany Milton
Chief Accounting Officer
(Principal Accounting Officer)

